Form 10-Q
period 1996-03-31
LEVIATHAN GAS PIPELINE PARTNERS L P
filed 1996-05-15
CIK 895040

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                          COMMISSION FILE NO. 1-11680


                     LEVIATHAN GAS PIPELINE PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                            76-0396023
   (STATE OF ORGANIZATION)                                   (I.R.S. EMPLOYER
                                                           IDENTIFICATION NO.)

                                   600 TRAVIS
                                   SUITE 7200
                             HOUSTON, TEXAS  77002
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (713) 224-7400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


   INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X    NO
                                               ---      ---

================================================================================

                     LEVIATHAN GAS PIPELINE PARTNERS, L.P.
                                AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                    Page
                                                                                    ----
PART I.   FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:
   Consolidated Balance Sheet as of March 31, 1996
     (unaudited) and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . .  3
   Unaudited Consolidated Statement of Operations for the
     Three Months Ended March 31, 1996 and 1995   . . . . . . . . . . . . . . . . .  4
   Unaudited Consolidated Statement of Cash Flows for the
     Three Months Ended March 31, 1996 and 1995   . . . . . . . . . . . . . . . . .  5
   Consolidated Statement of Partners' Capital for the Three Months
     Ended March 31, 1996 (unaudited)   . . . . . . . . . . . . . . . . . . . . . .  6
   Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . .  7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . 12


PART II.   OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

   Legal Proceedings
   Changes in Securities
   Defaults Upon Senior Securities
   Submission of Matters to a Vote of Security Holders
   Other Information
   Exhibits and Reports on Form 8-K

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                      March 31,        December 31,
                                                                        1996               1995
                                                                    -------------      ------------
        ASSETS                                                       (unaudited)
Current assets:
   Cash and cash equivalents                                        $     6,607        $    15,506
   Accounts receivable                                                    5,459              2,795
   Accounts receivable from affiliates                                   13,524              6,595
   Other current assets                                                     828                762
                                                                    -----------        -----------
      Total current assets                                               26,418             25,658
                                                                    -----------        -----------

Equity investments                                                      121,170             82,441
Property, plant and equipment:
   Pipelines                                                            128,882            181,551
   Platforms and facilities                                              71,894             71,586
   Oil and gas properties, at cost, using
     successful efforts method                                           63,735             47,993
                                                                    -----------        -----------
                                                                        264,511            301,130
   Less accumulated depreciation and depletion                           20,896             15,855
                                                                    -----------        -----------
      Property, plant and equipment, net                                243,615            285,275
                                                                    -----------        -----------
Investment in affiliate                                                   7,500                -
Other noncurrent receivable                                               7,688                -
Other noncurrent assets                                                   5,277              5,322
                                                                    -----------        -----------

      Total assets                                                  $   411,668        $   398,696
                                                                    ===========        ===========


  LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable and accrued liabilities                         $    25,732        $    70,717
   Accounts payable to affiliates                                         1,229                178
   Current portion of notes payable                                       6,294              2,000
                                                                    -----------        -----------
      Total current liabilities                                          33,255             72,895
Deferred federal income taxes                                             2,313              2,539
Deferred revenue                                                         13,534                -
Note payable                                                            171,206            135,780
Other noncurrent liabilities                                                914                621
                                                                    -----------        -----------
      Total liabilities                                                 221,222            211,835
                                                                    -----------        -----------
Minority interest liability                                                  79                 20
Partners' capital                                                       190,367            186,841
                                                                    -----------        -----------

      Total liabilities and partners' capital                       $   411,668        $   398,696
                                                                    ===========        ===========


    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per unit amounts)


                                                                        For the three months
                                                                          ended March 31,
                                                                ------------------------------------
                                                                    1996                    1995
                                                                -------------          -------------
    Revenue:
      Transportation services                                   $      4,806           $       5,436
      Equity in earnings                                               4,746                   2,877
      Oil and gas sales                                                9,308                     162
      Platform access and processing fees                                777                      -
                                                                ------------           -------------
                                                                      19,637                   8,475
                                                                ------------           -------------

    Costs and expenses:
      Operating expenses                                               1,876                   1,085
      Depreciation, depletion and amortization                         5,324                   1,975
      General and administrative expenses and
        management fee                                                 1,336                   1,651
                                                                ------------           -------------
                                                                       8,536                   4,711
                                                                ------------           -------------

    Operating income                                                  11,101                   3,764
    Interest income and other                                            336                     197
    Interest and other financing costs                                  (615)                   (127)
    Minority interest in income                                         (135)                    (41)
                                                                ------------           -------------
    Income before income taxes                                        10,687                   3,793
    Income tax benefit                                                  (223)                   (139)
                                                                ------------           -------------

    Net income                                                  $     10,910           $       3,932
                                                                ============           =============

    Net income per Unit                                         $       0.89           $        0.32
                                                                ============           =============


    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                      For the three months ended
                                                                               March 31,
                                                                    -------------------------------
                                                                        1996              1995
                                                                    --------------   --------------
Cash flows from operating activities:
   Net income                                                       $      10,910    $       3,932
   Adjustments to reconcile net income to net cash
     used in operating activities:
      Amortization of debt issue costs                                        148               76
      Depreciation, depletion and amortization                              5,324            1,975
      Minority interest in income                                             135               41
      Equity in earnings                                                   (4,746)          (2,877)
      Distributions from equity investments                                 5,673            4,350
      Deferred income taxes                                                  (226)             (46)
      Other noncash deductions                                             (1,626)              45
      Changes in operating working capital (net of effect of
        conveyance):
        Increase in accounts receivable                                    (2,664)            (362)
        Increase in accounts receivable from affiliates                    (6,929)            (771)
        (Increase) decrease in other current assets                           (66)             496
        Decrease in accounts payable and accrued liabilities              (15,226)         (14,995)
        Increase (decrease) in payable to affiliates                        1,050           (1,083)
                                                                    -------------    -------------
          Net cash used in operating activities                            (8,243)          (9,219)
                                                                    -------------    -------------

Cash flows from investing activities:
   Additions to pipelines, platforms and facilities                        (7,156)         (10,950)
   Equity investments                                                      (9,897)          (2,909)
   Development of oil and gas properties                                  (14,287)             -
                                                                    -------------    -------------
          Net cash used in investing activities                           (31,340)         (13,859)
                                                                    -------------    -------------

Cash flows from financing activities:
   Increase in restricted cash                                                (31)             (57)
   Debt issue costs                                                        (1,546)          (2,144)
   Proceeds from note payable                                              39,720           22,500
   Distributions to partners                                               (7,459)          (7,459)
                                                                    -------------    -------------
          Net cash provided by financing activities                        30,684           12,840
                                                                    -------------    -------------
Decrease in cash and cash equivalents                                      (8,899)         (10,238)
Cash and cash equivalents at beginning of year                             15,506           17,422
                                                                    -------------    -------------
Cash and cash equivalents at end of period                          $       6,607    $       7,184
                                                                    =============    =============

Cash paid for interest, net of amounts capitalized                  $         -      $         237
Cash paid for income taxes                                          $         -      $          13


    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)



                                         Preference     Common          General
                                        Unitholders    Unitholders      Partner         Total
                                        -----------    -----------      -------         -----
Partners' capital at
   December 31, 1995                    $   192,225    $    (5,380)   $        (4)   $   186,841

Net income for the three months
   ended March 31, 1996 (unaudited)           8,009          2,792            109         10,910

Cash distributions (unaudited)               (5,423)        (1,887)           (74)        (7,384)
                                        -----------    -----------    -----------    -----------

Partners' capital at
   March 31, 1996 (unaudited)           $   194,811    $    (4,475)   $        31    $   190,367
                                        ===========    ===========    ===========    ===========

Limited partnership Units
   outstanding at December 31, 1995
   and March 31, 1996 (unaudited)             9,038          3,146             (a)        12,184
                                        ===========    ===========    ===========    ===========

      (a) Leviathan Gas Pipeline Company owns a 1% general partner interest in Leviathan Gas Pipeline Partners, L.P.





    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION:

Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), a publicly held Delaware limited partnership formed in December 1992, is primarily engaged in the gathering and transportation of natural gas and crude oil through its pipeline systems located in the Gulf of Mexico (the "Gulf"). The Partnership's assets include interests in (i) nine operating natural gas pipeline systems,
(ii) a crude oil pipeline system, (iii) five strategically located multi-purpose platforms, (iv) three oil and gas properties, which contain proved reserves, (v) an overriding royalty interest and (vi) a dehydration facility. The Partnership's operating activities are conducted through thirteen approximately 99%-owned limited liability companies (collectively, the "Operating Companies") and their subsidiaries and Tarpon Transmission Company ("Tarpon"), a 100% owned Texas corporation. Leviathan Gas Pipeline Company ("Leviathan"), as general partner, owns the remaining interest (approximately 1%) in each of the Operating Companies.

Leviathan, a Delaware corporation and wholly-owned subsidiary of Leviathan Holdings Company ("Leviathan Holdings"), an 85% owned subsidiary of DeepTech International Inc. ("DeepTech"), was formed in February 1989 to purchase, operate and expand offshore pipeline systems. The remaining 15% of Leviathan Holdings is principally owned by members of the management of DeepTech. DeepTech also owns and controls several other operating subsidiaries which are engaged in various oil and gas related activities.

The Partnership commenced operations on February 19, 1993, the date on which Leviathan contributed to the Partnership substantially all of its assets and operations in exchange for a 1% general partner interest in the Partnership, a 34.1% limited partner interest in the Partnership represented by 3,176,250 Common Units (the "Common Units") and an approximate 1% nonmanaging interest in each of the Operating Companies. In February 1993, the Partnership completed an initial public offering of 6,037,500 Preference Units (the "Preference Units" and together with the Common Units, the "Units").

In June 1994, the Partnership completed the public offering of an additional 3,000,000 Preference Units representing limited partner interests in the Partnership. As of March 31, 1996, all of the Preference Units of the Partnership were held by the public, representing an effective limited partner interest in the Partnership of 72.7%. Leviathan, as owner of the Common Units, its general partner interest and its nonmanaging interest in the Operating Companies, owned the remaining effective interest in the Partnership of 27.3%.

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the period covered by such statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 --OIL AND GAS PROPERTIES:

On June 30, 1995, Flextrend Development Company, L.L.C., ("Flextrend Development"), an Operating Company, entered into a purchase and sale agreement (the "Purchase and Sale Agreement") with Tatham Offshore, Inc. ("Tatham Offshore"), an approximately 40%-owned affiliate of DeepTech. Pursuant to the Purchase and Sale Agreement, Flextrend Development acquired, subject to certain reversionary interests, a 75% working interest in Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                                  (UNAUDITED)




50% working interest in Garden Banks Block 117 (the "Assigned Properties") from Tatham Offshore for $30,000,000. All of the Assigned Properties are located offshore in the Gulf. Under the terms of the Purchase and Sale Agreement, Flextrend Development has committed, subject to obtaining financing, to pay all of its working interest share of the costs associated with the drilling and, if successful, completion of a minimum of five new wells, two on Viosca Knoll Block 817, two on Garden Banks Block 72 and one on Garden Banks Block 117, and the completion and tie-back of one existing well located on Garden Banks Block
117. Flextrend Development is entitled to retain all of the revenues attributable to the Assigned Properties until it has received net revenues equal to the Payout Amount (as defined below), whereupon Tatham Offshore is entitled to receive a reassignment of the Assigned Properties, subject to reduction and conditions as discussed below. "Payout Amount" is defined as an amount equal to all costs incurred by Flextrend Development with respect to the Assigned Properties (including the $30,000,000 paid to Tatham Offshore) plus interest thereon at a rate of 15% per annum. After having an opportunity to review the initial production history from the Assigned Properties, Flextrend Development may exercise either of the following options: (i) to permanently retain 50% of the assigned working interest in either the Viosca Knoll Block 817 property or the Garden Banks Block 72/Garden Banks Block 117 properties in exchange for forgiving 25% of the then-existing Payout Amount or (ii) to permanently retain 50% of the assigned working interest in all three Assigned Properties in exchange for forgiving 50% of the then-existing Payout Amount.
In the event Flextrend Development elects to reduce the Payout Amount, it will become obligated to fund any further development costs attributable to Tatham Offshore's portion of the working interests, such costs to be added to the Payout Amount. Otherwise, any further development costs will be funded by Flextrend Development on a discretionary basis, such costs to be added to the Payout Amount. Further, in the event Flextrend Development forgoes its right to permanently retain a working interest in all or a portion of the Assigned Properties, it will be entitled to recover from working interest revenues in respect of the Assigned Properties all future demand charges payable for platform access and processing, in their inverse order of maturity, prior to any reassignment to Tatham Offshore. Effective February 1, 1996, the Partnership entered into an agreement with Tatham Offshore regarding certain transportation agreements that increases the amount recoverable from the Payout Amount by $7,500,000 plus interest. See Note 6.

In December 1995, Flextrend Development initiated production from the Viosca Knoll 817 lease. In addition, Flextrend Development has drilled and is in the process of placing on production two wells on the Garden Banks 72 lease and is in the process of completing and placing on production an existing well at Garden Banks Block 117. As of March 31, 1996, the Payout Amount was approximately $65.8 million, comprised of (i) initial acquisition and transaction costs of $32.1 million, (ii) development and operating costs of $31.4 million, (iii) prepaid demand charges of $7.5 million and (iv) interest of $4.7 million, reduced by revenues of $9.9 million.

NOTE 3 -- CONSTRUCTION AND ACQUISITION ACTIVITIES:

In February 1996, the Partnership and Texaco, Inc. formed Poseidon Oil Pipeline Company, L.L.C. ("POPCO"), a Delaware limited liability company, which is 50% owned by Poseidon Pipeline Company, L.L.C. ("Poseidon LLC"), an Operating Company of the Partnership, and 50% owned by Texaco Trading and Transportation Inc. ("Texaco Trading"), a subsidiary of Texaco, Inc. to construct own and operate the Poseidon Oil Pipeline. Pursuant to the terms of the organizational documents, Poseidon LLC initially contributed assets, at net book value, related to the construction of the initial phase of the Poseidon Oil Pipeline as well as certain dedication agreements with producers and Texaco Trading initially contributed an equivalent amount of cash as well as its rights under certain oil purchase and sale agreements. Poseidon LLC and Texaco Trading have each also agreed to contribute 50% of the additional construction and installation costs of the Poseidon Oil Pipeline, currently estimated at $75.0 million in the aggregate.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                                  (UNAUDITED)


In order to provide security to POPCO for the additional initial capital contributions (the "Additional Initial Capital Contributions") estimated to be required from Poseidon LLC to complete the construction and installation of the Poseidon Oil Pipeline, on February 14, 1996, Poseidon LLC caused a letter of credit (the "Letter of Credit") to be issued in favor of POPCO for $40,000,000. In the event Poseidon LLC failed to make any Additional Initial Capital Contribution to POPCO by the required due date as stipulated in the organizational documents, Texaco Trading had the sole right to cause POPCO to draw on the Letter of Credit for any amount up to the amount of such unpaid Additional Initial Capital Contribution. The Letter of Credit was canceled in May 1996 after POPCO entered into a revolving credit facility with a group of commercial banks. No amounts were drawn under the Letter of Credit.

The Poseidon Oil Pipeline will ultimately consist of approximately 200 miles of 16 to 24 inch diameter pipeline capable of delivering up to 400,000 barrels per day of sour crude oil production to multiple markets onshore Louisiana.

NOTE 4 - EQUITY INVESTMENTS:

The summarized financial information for investments which are accounted for using the equity method is as follows:

                    SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (In thousands)

                          For the three months ended March 31, 1996               For the three months ended March 31, 1995
                      ----------------------------------------------------   ---------------------------------------------------
                                                        Viosca                                                 Viosca
                         Stingray     HIOS     UTOS      Knoll    Other   Total  Stingray   HIOS      UTOS      Knoll     Total
Operating revenue        $  6,118  $ 11,011  $ 1,092   $ 2,991                    $5,800  $  9,290  $ 1,464    $1,597
Other income                  412        47       17         -                       326       120        6         -
Operating expenses         (3,098)   (4,276)    (631)       10                    (2,721)   (5,184)    (776)      (85)
Depreciation               (1,715)   (1,193)    (140)     (560)                   (2,288)   (1,207)    (182)     (607)
Other expenses               (419)      (24)       -         -                      (321)     (184)     (10)        -
                         --------  --------  -------   -------                    ------  --------  -------    ------
Net earnings                1,298     5,565      338     2,441                       796     2,835      502       905
Effective ownership
 percentage                   50%       40%    33.3%       50%                       50%       40%    33.3%       50%
                         --------  --------  -------   -------                    ------  --------  -------    ------
                              649     2,226      113     1,220                       398     1,134      167       452
Adjustments:
- - Depreciation (a)            240       227        8         -                       637       254       23         -
- - Contract
   amortization (a)           (86)      (26)       -         -                      (101)      (99)       -         -
- - Rate refund reserve           -       (49)       -         -                         -         -        -
- - Other                       (12)      (20)      (8)        -                       (12)       21        3         -
                         --------  --------  -------   -------                    ------  --------  -------    ------
Equity in earnings of
 partnerships            $    791  $  2,358  $   113   $ 1,220   $   264  $4,746  $  922  $  1,310  $   193    $  452    $ 2,877
                         ========  ========  =======   =======   =======  ======  ======  ========  =======    ======    =======
Distributions from
 partnerships (b)        $    923  $  3,000  $   400   $ 1,200   $   150  $5,673  $2,550  $  1,200  $     -    $  600    $ 4,350
                         ========  ========  =======   =======   =======  ======  ======  ========  =======    ======    =======

- ---------------------

  (a) Adjustments result from purchase price adjustments made in accordance with APB No. 16. "Business Combinations".
  (b) Future distributions from partnerships could be restricted by the terms of certain partnership credit agreements.

NOTE 5 -- CREDIT FACILITY:

On October 12, 1995, Flextrend Development and a syndicate of commercial lenders entered into the Flextrend Credit Facility. The Flextrend Credit Facility provided for borrowings of up to $32.0 million at any time prior to March 31, 1996. As discussed below, all borrowings outstanding under the Flextrend Credit Facility were repaid on March 26, 1996 with advances under the Partnership Credit Facility, as

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                                  (UNAUDITED)




amended. For the three months ended March 31, 1996, interest and amortization of debt issue costs totaled $2.5 million, all of which was capitalized in connection with drilling activities in progress during the period.

In February 1996, in connection with the formation of POPCO, the Partnership Credit Facility (discussed below) was amended to provide for issuance of the $40.0 million Letter of Credit, to terminate $125.0 million previously available under the Partnership Credit Facility as term loans related to the Poseidon Oil Pipeline and to permit the Partnership to make capital contributions to POPCO.

The Partnership Credit Facility, as amended and restated on March 26, 1996, is a revolving and term credit facility with a syndicate of commercial banks providing for up to $220.0 million of available credit in the form of a $145.0 million revolving credit facility and a $75.0 million term loan facility. The Partnership incurred additional debt issue costs related to the amended and restated credit facility of $1.5 million which have been capitalized and are being amortized over the six-year remaining life of the credit facility. As of March 31, 1996, borrowings totaled $75.0 million under the term facility and $102.5 million under the revolving credit facility. In addition, the $40.0 million Letter of Credit, which was outstanding under the revolving credit facility at March 31, 1996, was canceled in May 1996. For the three months ended March 31, 1996, interest expense related to the Partnership Credit Facility totaled $0.6 million, which included commitment fees and amortization of debt issue costs of $0.2 million. Additional interest expense incurred on the Partnership Credit Facility of $2.3 million was capitalized in connection with construction projects in progress during the period. As of May 10, 1996, borrowings totaled $75.0 million under the term facility and $112.0 million under the revolving credit facility. There are no letters of credit currently outstanding under the revolving credit facility.

NOTE 6 -- RELATED PARTY TRANSACTIONS:

Management fees. For three months ended March 31, 1996, Leviathan charged the Partnership $1.5 million pursuant to the Partnership Agreement which provides for reimbursement of expenses Leviathan incurs as general partner of the Partnership, including reimbursement of expenses incurred by DeepTech in providing management services to Leviathan and the Partnership. In addition, Leviathan charged the Partnership $0.8 million to reimburse DeepTech for certain tax liabilities.

Transportation and platform access agreements. Tatham Offshore was obligated to make demand charge payments to the Partnership pursuant to certain transportation agreements. Under these agreements for the year ending December 31, 1996, Tatham Offshore was obligated to pay $8.1 million in aggregate demand charges. In addition to the demand charges, Tatham Offshore is obligated to pay commodity charges, based on the volume of oil and gas transported or processed, under these agreements. Also, for the year ending December 31, 1996, Tatham Offshore is obligated to pay $1.6 million in platform access fees. Production problems at Ship Shoal Block 331 and reduced oil production from the Ewing Bank 914 #2 well have affected Tatham Offshore's ability to pay the demand charge obligations under these agreements.

Effective February 1, 1996, the Partnership agreed to release Tatham Offshore from all remaining demand charge payments under the transportation agreements, a total of $17.8 million. Under these agreements, the Partnership was entitled to receive demand charges of $8.1 million in 1996, $6.0 million in 1997, $3.0 million in 1998 and $0.7 million in 1999. Tatham Offshore remains obligated to pay the commodity charges under these agreements as well as all platform access and processing fees associated with the Viosca Knoll Block 817 lease. In exchange, the Partnership received 7,500 shares of Tatham Offshore senior preferred stock (the "Senior Preferred Stock"), which is presented on the accompanying consolidated balance sheet at March 31, 1996 as investment in affiliate. Each share of the Senior Preferred Stock has a liquidation preference of $1,000 per share, is senior in liquidation preference to all other classes of Tatham Offshore stock and has a 9% cumulative dividend, payable quarterly. At anytime on or after September 30,

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                                  (UNAUDITED)




1998, the Partnership has the option to exchange the remaining liquidation preference amount and accrued but unpaid dividends for shares of Tatham Offshore's Series A Convertible Exchangeable Preferred Stock (the "Convertible Exchangeable Preferred Stock") with an equivalent market value. Further, the Partnership has made an irrevocable offer to Tatham Offshore to sell all or any portion of the Senior Preferred Stock to Tatham Offshore or its designee at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. The Convertible Exchangeable Preferred Stock is convertible into Tatham Offshore common stock based on a fraction, the numerator of which is the liquidation preference value plus all accrued but unpaid dividends and the denominator of which is based on the lowest average of consecutive five day closing prices for Tatham Offshore's common stock between December 26, 1995 and July 1, 1996 (the "Trading Reference Price"). The current Trading Reference Price is $0.65 per share. In addition, the sum of $7.5 million was added to the Payout Amount under the Purchase and Sale Agreement. By adding $7.5 million to the Payout Amount, the Partnership is entitled to an additional $7.5 million plus interest at the rate of 15% per annum from revenue attributable to the Assigned Properties prior to reconveying any interest in the Assigned Properties to Tatham Offshore. Tatham Offshore waived its remaining option to prepay the then existing Payout Amount and receive a reassignment of its working interests. Tatham Offshore and the Partnership also agreed that in the event Tatham Offshore furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment, whether utilized or not. Tatham Offshore also agreed to grant the Partnership the right to utilize the Ship Shoal Block 331 platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on Ship Shoal Block 331, provided such use, at the time proposed, does not interfere with lease operations or other activities of Tatham Offshore. In addition, Tatham Offshore granted the Partnership a right of first refusal relative to a sale of the platform.

Oil and gas sales. The Partnership has agreed to sell all of its oil and gas production to Offshore Gas Marketing, Inc. ("Offshore Marketing"), an affiliate of the Partnership, on a month to month basis. The agreement with Offshore Marketing provides for marketing fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas for selling the Partnership's production. During the three months ended March 31, 1996, substantially all of the Partnership's oil and gas sales were derived from sales to Offshore Marketing.

Other. In connection with the formation of POPCO, Texaco Trading and Poseidon LLC have agreed to cause POPCO to enter into certain additional agreements with an Operating Company of the Partnership to provide for use by POPCO of certain pipelines and platforms owned by the Operating Company for fees which shall consist of a monthly rental fee of $100,000 per month for a minimum of six months and reimbursement of certain actual capital expenditures not to exceed $2,000,000 incurred in readying one of the platforms for use.

Poseidon LLC managed the construction and installation of the initial 117 mile segment of the Poseidon Oil Pipeline, which was placed in service in April 1996, and Texaco Trading will manage the construction and installation of the remaining pipelines and facilities comprising the Poseidon Oil Pipeline. Each of Poseidon LLC and Texaco Trading will earn a performance fee of $1,400,000 for managing the construction of a portion of the Poseidon Oil Pipeline which fee may be adjusted if either party manages the construction of any additional facilities. Through March 31, 1996, Poseidon LLC has received $1,330,000 in performance fees from POPCO.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                                  (UNAUDITED)




NOTE 7 -- CASH DISTRIBUTIONS:

On January 22, 1996, the Partnership declared a cash distribution of $0.60 per Preference and Common Unit for the period from October 1, 1995 through December 31, 1995. This distribution was paid on February 14, 1996 to Unitholders of record as of January 31, 1996.

On March 26, 1996, the Partnership declared a cash distribution of $0.65 per Preference and Common Unit for the period from January 1, 1996 through March 31, 1996. This distribution will be paid on May 15, 1996 to Unitholders of record as of April 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in Part I of this quarterly report. Unless the context otherwise requires, all references herein to the Partnership with respect to the operations and ownership of the Partnership's assets are also references to its subsidiaries, the Operating Companies and Leviathan's nonmanaging interest in certain of the Partnership's subsidiaries.

OVERVIEW

The Partnership's assets include interests in (i) nine operating natural gas pipeline systems (the "Pipelines"), (ii) a crude oil pipeline system (the "Poseidon Oil Pipeline"), (iii) five strategically located multi-purpose platforms, (iv) three oil and gas properties, which contain proved reserves,
(v) an overriding royalty interest and (vi) a dehydration facility.

The Pipelines include 981 miles of natural gas pipelines with an approximate capacity of 5.6 billion cubic feet ("Bcf") of gas per day, strategically located to serve five distinct producing areas offshore Louisiana and eastern Texas in the Gulf. The Partnership's interest in the Pipelines is owned through a 100% interest in each of Ewing Bank Gathering Company, L.L.C., a Delaware limited liability company ("Ewing Bank"), Louisiana Offshore Gathering Systems, L.L.C., a Delaware limited liability company ("LOGS"), Green Canyon Pipe Line Company, L.L.C., a Delaware limited liability company ("Green Canyon"), Tarpon Transmission Company, a Texas corporation ("Tarpon") and, indirectly through LOGS and Manta Ray Pipeline Holding Company, L.L.C. ("Manta Ray"), the Manta Ray System; a 50% partnership interest in each of Stingray Pipeline Company, a Louisiana general partnership ("Stingray") and Viosca Knoll Gathering Company, a Delaware general partnership ("Viosca Knoll"); a 40% partnership interest in High Island Offshore System, a Delaware general partnership ("HIOS"); and a 33 1/3% partnership interest in U-T Offshore System, a Delaware general partnership ("UTOS").

The Partnership also owns a 100% interest in Poseidon LLC, which owns a 50% interest in POPCO. POPCO was formed to construct, own and operate the Poseidon Oil Pipeline. As designed, the Poseidon Oil Pipeline will consist of approximately 200 miles of pipeline with a maximum capacity of 400,000 barrels per day of sour crude oil. Phase I of the system consists of approximately 117 miles of pipeline which extends from a platform in Garden Banks Block 72 in an easterly direction to a platform in Ship Shoal Block 332. Phase I of the system was placed in service in April 1996 with a maximum hydrolic capacity of 200,000 barrels of oil per day. Phase II of the pipeline, which is scheduled to be constructed later this year, will consist of approximately 83 miles of pipeline extending from the platform in Ship Shoal Block 332 in a northerly direction to a terminus located in southern Louisiana.

The Partnership owns interests in five strategically located multi-purpose platforms in the Gulf that have processing capabilities which complement the Partnership's pipeline operations. The multi-purpose platforms serve as junctions in the pipeline grid and enable the Partnership to perform maintenance functions on its pipelines. In addition, the multi- purpose platforms serve as landing sites for deeper water production and as sites for the location of gas compression facilities and drilling operations.

The Partnership owns a 100% interest in Flextrend Development. On June 30, 1995, Flextrend Development acquired a 75% working interest in Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117, subject to certain reversionary rights, from Tatham Offshore, Inc. ("Tatham Offshore"), an affiliate of the Partnership. Each of the above leases is operated by Flextrend Development which, in the aggregate contain a total of 3.8 million barrels of proved oil reserves and 60.6 Bcf of proved gas reserves, net to Flextrend Development, as of December 31, 1995. The Viosca Knoll Block 817 lease is currently producing a total of approximately 90 million cubic feet ("MMcf") of gas per day from three wells, when platform drilling activities permit. The well deliverability from the Viosca Knoll 817 project is in excess of 90 MMcf per day but is limited to such amount by the production equipment currently located on the production platform. In addition, the Partnership has drilled and is in the process of placing on production two wells on the Garden Banks Block 72 lease and is in the process of completing and placing on production an existing well on Garden Banks Block 117.

The Partnership owns an overriding royalty interest in the six-lease block Ewing Bank 915 Unit which is operated by Tatham Offshore, as well as certain other minority interests in oil and gas leases which are not material to the business of the Partnership. The Partnership also owns a 50% interest in West Cameron Dehydration Company, L.L.C., a Delaware limited liability company ("West Cameron Dehy"), which owns a dehydration facility located at the terminus of the Stingray pipeline, onshore Louisiana.

Flextrend Development accounts for its oil and gas exploration and production activities using the successful efforts method of accounting. Under this method, costs of successful exploratory wells, development wells and acquisitions of mineral leasehold interests are capitalized. Production, exploratory dry hole and other exploration costs, including geological and geophysical costs and delay rentals, are expensed as incurred. Unproved properties are assessed periodically and any impairment in value is recognized currently as depreciation, depletion, amortization and impairment expense.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1995

Total revenue for the three months ended March 31, 1996 was $19.6 million as compared with $8.5 million for the three months ended March 31, 1995. Revenue from transportation services totaled $4.8 million for the three months ended March 31, 1996 as compared with $5.4 million for the three months ended March 31, 1995. The decrease in transportation revenue of $0.6 million was comprised primarily of (i) an $0.7 million increase from the Green Canyon system attributable to the connection of a new gas field located in Green Canyon Block 136 to the system and (ii) a decrease of $1.3 million attributable to decreases in throughput on the LOGS, Manta Ray, Tarpon and Ewing Bank systems due to normal production decline from the wells attached to such systems and the restructuring of the demand charges payable to Ewing Bank and LOGS from Tatham Offshore. Revenue from the Partnership's equity interest in Stingray, HIOS, UTOS, Viosca Knoll, POPCO and West Cameron Dehy (the "Joint Venture Companies") totaled $4.7 million for the three months ended March 31, 1996 as compared with $2.9 million for the three months ended March 31, 1995. The increase of $1.8 million in revenue from the Partnership's equity interest in the Joint Venture Companies primarily reflects increases of (i) $0.8 million from Viosca Knoll as a result of increased throughput and (ii) $1.0 million from HIOS as a result of higher throughputs and lower operating costs. Revenue from oil and gas sales totaled $9.3 million for the three months ended March 31, 1996 as compared with $0.2 million for the three months ended March 31, 1995. The increase in oil and gas sales revenue is attributable to the initiation of gas production from the Partnership's Viosca Knoll Block 817 lease in December 1995. During the three months ended March 31, 1996, the Partnership sold 3,044 MMcf of gas and 10,588 barrels of oil at an average prices of $3.00 per thousand cubic feet and $16.71 per barrel, respectively. Revenue related to the Partnership's VK 817 Platform, which was placed in service during the third quarter of 1995, totaled $0.8 million for the three months ended March 31, 1996.

Total costs and expenses for the three months ended March 31, 1996 totaled $8.5 million as compared with $4.7 million for the three months ended March 31, 1995. The $3.8 million increase in costs and expenses was primarily attributable to an increase in depreciation, depletion and amortization of $3.3 million and operating expenses of $0.8 million, partially offset by a $0.3 million decrease in the Partnership's management fees and other general and administrative expenses. The increase in depreciation, depletion and amortization results primarily from accelerated depreciation on the Ewing Bank flow lines, depreciation on additional platforms and facilities constructed by the Partnership and depreciation and depletion on the oil and gas wells and facilities located on the Viosca Knoll Block 817. The increase in operating expenses is primarily attributable to the operation of new pipelines, platforms and leases by the Partnership. The decrease in the Partnership's management fees and other general and administrative expenses reflects a $0.8 million reimbursement to DeepTech for certain tax liabilities incurred by DeepTech as a result of the Partnership's public offering of an additional 3,000,000 Preference Units in June 1994 and a $1.3 million reimbursement from POPCO as a result of the Partnership's management of Phase I of the construction of the Poseidon Oil Pipeline.

Interest income and other totaled $0.3 million for the three months ended March 31, 1996 as compared with $0.2 million for the three months ended March 31, 1995. The increase in interest income is primarily due to additional cash balances available for the three months ended March 31, 1996. Interest and other financing costs, net of capitalized interest, for the three months ended March 31, 1996 totaled $0.6 million as compared with $0.1 million for the three months ended March 31, 1995. Interest and fees associated with the Partnership Credit Facility and the Flextrend Credit Facility of $4.8 million were capitalized as a part of the assets which were under construction during the first quarter of 1996.

Net income for the three months ended March 31, 1996 totaled $10.9 million as compared with $3.9 million for the three months ended March 31, 1995 as a result of the items discussed above. Net income per Unit for the three months ended March 31, 1996 totaled $0.89 per Unit as compared with $0.32 per Unit for the three months ended March 31, 1995.

Total transportation volumes for the Joint Venture Companies increased 9.4% from the three months ended March 31, 1995 to the three months ended March 31, 1996 primarily as a result of increased throughput on the Viosca Knoll and HIOS systems. Total transportation volumes for the Gathering Systems (LOGS, Green Canyon, Tarpon, Manta Ray and Ewing Bank) increased 4.3% from the three months ended March 31, 1995 to the three months ended March 31, 1996. This increase is primarily a result of increased throughput on the Green Canyon system as a result of the addition of Green Canyon Block 136 partially offset by lower production from the producing fields attached to the LOGS, Manta Ray and Tarpon systems.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash. The Partnership intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash from continuing operations and borrowings under the Partnership Credit Facility. At March 31, 1996, the Partnership had cash and cash equivalents of $6.6 million.

Cash from continuing operations is derived from (i) payments for transporting gas through the 100% owned pipelines, (ii) cash distributions from the Stingray, HIOS, UTOS and Viosca Knoll partnerships and from POPCO and West Cameron Dehy, (iii) platform access and processing fees and (iv) the sale of oil and gas from producing wells.

Stingray, HIOS, UTOS and Viosca Knoll are partnerships and POPCO and West Cameron Dehy are limited liability companies in which the Partnership owns an interest. The Partnership's cash flows from operations will be affected by the ability of such entities to make distributions. Distributions from such entities are also subject to the discretion of their respective management committees. Further, each of Stingray and POPCO is party to a credit agreement under which it has outstanding obligations that may restrict the payments of distributions to its owners. In December 1995, Stingray amended an existing term loan agreement to provide for aggregate outstanding borrowings of up to $29.0 million in principal amount. The agreement requires the payment of principal by Stingray of $1.45 million per quarter. As of March 31, 1996, interest accrued at the rate of approximately 6.4% per annum and is payable quarterly. As of March 31, 1996, Stingray had $29.0 million outstanding under its term loan agreement.

In April 1996, POPCO entered into a revolving credit facility (the "POPCO Credit Facility") with a group of commercial banks to provide up to $150.0 million for the construction of Phase II of the Poseidon Oil Pipeline and for other working capital needs of POPCO. As of May 10, 1996, POPCO had $25.0 million outstanding under the POPCO Credit Facility bearing interest at 6.7% per annum. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The POPCO Credit Facility is secured by a substantial portion of POPCO's assets and matures on April 30, 2001.

In December 1995, Flextrend Development initiated production from the Viosca Knoll Block 817 lease. The Viosca Knoll Block 817 lease currently has three wells on production which are producing a total of approximately 90 MMcf of gas per day. Flextrend Development owns a 75% working interest in these wells, subject to certain reversionary interests.

Tatham Offshore was obligated to make demand charge payments to the Partnership pursuant to certain transportation agreements. For the year ending December 31, 1996, Tatham Offshore was obligated to pay $8.1 million in aggregate demand charges. In addition to the demand charges, Tatham Offshore is obligated to pay commodity charges, based on the volume of oil and gas transported or processed, under these agreements. Also, for the year ending December 31, 1996, Tatham Offshore is obligated to pay $1.6 million in platform access fees. Production problems at Ship Shoal Block 331 and reduced oil production from the Ewing Bank 914 #2 well have affected Tatham Offshore's ability to pay demand charges under these agreements.

Effective February 1, 1996, the Partnership agreed to release Tatham Offshore from all remaining demand charge payments under the transportation agreements, a total of $17.8 million. Under these agreements, the Partnership was entitled to receive demand charges of $8.1 million in 1996, $6.0 million in 1997, $3.0 million in 1998 and $0.7 million in 1999. Tatham Offshore remains obligated to pay the commodity charges under these agreements as well as all platform access and processing fees associated with the Viosca Knoll Block 817 lease. In exchange, the Partnership received 7,500 shares of Tatham Offshore Senior Preferred Stock. Each share of the Senior Preferred Stock has a liquidation preference of $1,000 per share, is senior in liquidation preference to all other classes of Tatham Offshore stock and has a 9% cumulative dividend, payable quarterly. At any time on or after September 30, 1998, the Partnership has the option to exchange the remaining liquidation preference amount and accrued but unpaid dividends for shares of Tatham Offshore's Convertible Exchangeable Preferred with an equivalent market value. Further, the Partnership has made an irrevocable offer to Tatham Offshore to sell all or any portion of the Senior Preferred Stock to Tatham Offshore or its designee at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. The Convertible Exchangeable Preferred Stock is convertible into Tatham Offshore common stock based on a fraction, the numerator of which is the liquidation preference value plus all accrued but unpaid dividends and the denominator of which is the Trading Reference Price. The current Trading Reference Price is $0.65 per share. In addition, the sum of $7.5 million was added to the Payout Amount under the Purchase and Sale Agreement. By adding $7.5 million to the Payout Amount, the Partnership is entitled to an additional $7.5 million plus interest at the rate of 15% per annum from revenue attributable to the Assigned Properties prior to reconveying any interest in the Assigned Properties to Tatham Offshore. Tatham Offshore waived its remaining option to prepay the then existing Payout Amount and receive a reassignment of its working interests. Tatham Offshore and the Partnership also agreed that in the event Tatham Offshore furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment, whether utilized or not. Tatham Offshore also agreed to grant the Partnership the right to utilize the Ship Shoal Block 331 platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on Ship Shoal Block 331, provided such use, at the time proposed, does not interfere with lease operations or other activities of Tatham Offshore. In addition, Tatham Offshore granted the Partnership a right of first refusal relative to a sale of the platform.

On October 12, 1995, Flextrend Development and a syndicate of commercial lenders entered into the Flextrend Credit Facility. The Flextrend Credit Facility provided for borrowings of up to $32.0 million at any time prior to March 31, 1996. As discussed below, all borrowings outstanding under the Flextrend Credit Facility were repaid on March 26, 1996 from proceeds obtained under the Partnership Credit Facility, as amended. For the three months ended March 31, 1996, interest and amortization of debt issue costs totaled $2.5 million, all of which was capitalized in connection with drilling activities in progress during the period.

In February 1996, in connection with the formation of POPCO, the Partnership Credit Facility was amended to provide for issuance of a $40.0 million Letter of Credit, to terminate $125.0 million previously available under the Partnership Credit Facility as term loans related to the Poseidon Oil Pipeline and to permit the Partnership to make capital contributions to POPCO.

The Partnership Credit Facility, as amended and restated on March 26, 1996, is a revolving and term credit facility providing for up to $220.0 million of available credit in the form of a $145.0 million revolving credit facility and $75.0 million term loan facility. The revolving credit facility has an initial maturity of three years, which maturity can be extended in one-year increments, but not beyond March 31, 2001. Proceeds from the revolving credit facility are available to the Partnership for general partnership purposes, including financing of capital expenditures, for working capital, and subject to certain limitations, for paying the Minimum Quarterly Distribution, as defined in the Partnership Agreement. The revolving credit facility can also be utilized to issue letters of credit as may be required from time to time. The $40.0 million Letter of Credit issued in February 1996 was outstanding under the revolving credit facility until it was canceled in May 1996. The $75.0 million term loan facility has a final maturity of March 31, 2001. The first principal payment, in an amount of $2.0 million, is due on December 31, 1996. Subsequent payments are to be made quarterly in the amount of $4.3 million. The proceeds of the term loan were used to repay all of the indebtedness incurred under the Flextrend Credit Facility and to repay a portion of the debt outstanding under the former revolving credit facility. All amounts advanced under the revolving credit facility and the term loan facility will accrue interest at a variable rate selected by the Partnership and determined by reference to the reserve-adjusted London interbank offer rate, the average certificate of deposit rate or the prime rate. The current average interest rate on both revolving credit and term loans is 7.2% per annum. A commitment fee is charged on the unused and available to be borrowed portion of the revolving credit facility. This fee varies between 0.25% and 0.375% per annum and is currently 0.375% per annum. All amounts due under the Partnership Credit Facility are guaranteed by Leviathan and each of the Operating Companies and Tarpon, and are secured by Leviathan's 1% general partner interest in the Partnership, all of Leviathan's and the Partnership's equity interests in the Operating Companies and Tarpon and most of the equipment, negotiable instruments and inventory and other personal property of the Operating Companies and Tarpon. The Partnership incurred additional debt issue costs of $1.5 million related to the amended and restated credit facility which have been capitalized and are being amortized over the six-year remaining life of the credit facility. As of March 31, 1996, borrowings totaled $75.0 million under the term facility and $102.5 million under the revolving credit facility. Interest expense related to the Partnership Credit Facility totaled $0.6 million for the three months ended March 31, 1996. Such amount included commitment fees and amortization of debt issue costs of $0.2 million. During the three months ended March 31, 1996, the Partnership capitalized $2.3 million of interest costs in connection with construction projects in progress during the period. As of May 10, 1996, borrowings totaled $75.0 million under the term facility and $112.0 million under the revolving credit facility. There are no letters of credit currently outstanding under the revolving credit facility.

Uses of Cash. The Partnership's capital requirements consist primarily of (i) quarterly distributions to holders of Preference Units and Common Units and to Leviathan as general partner, (ii) expenditures for the maintenance of the pipelines and the construction of additional pipelines and related facilities for the transportation and processing of gas and oil in the Gulf, including Phase II of the Poseidon Oil Pipeline, (iii) management fees and other operating expenses and (iv) debt service on its outstanding debt. In addition, Flextrend Development's future capital requirements will consist of expenditures related to the development of the Viosca Knoll Block 817, Garden Banks Block 72 and Garden Banks Block 117 leases.

For every full quarter since its inception, the Partnership has declared and subsequently paid a cash distribution to holders of Preference Units and Common Units in an amount equal to or exceeding the Minimum Quarterly Distribution of $0.55 per Unit per quarter ($2.20 per Unit on an annualized basis). Commencing in the third quarter of 1993, the Partnership increased the quarterly distribution to $0.60 per Unit. Beginning with the quarter ending March 31, 1996, the Partnership increased the quarterly distribution to $0.65 per Unit. At the current distribution rate of $0.65 per Unit, the Partnership anticipates making quarterly Partnership distributions of $8.1 million in respect of the Preference Units, Common Units and general partner interest ($32.4 million on an annual basis). On January 22, 1996, the Partnership declared a cash distribution of $0.60 per Preference and Common Unit for the period from October 1, 1995 through December 31, 1995. This distribution was paid on February 14, 1996 to Unitholders of record as of January 31, 1996. On March 26, 1996, the Partnership declared a cash distribution of $0.65 per Preference and Common Unit for the period from January 1, 1996 through March 31, 1996. This distribution will be paid on May 15, 1996 to Unitholders of record as of April 30, 1996.

After taking into account the reduction in cash flow from Tatham Offshore as a result of the restructuring of certain agreements, as discussed above, the Partnership believes that it will be able to continue to pay at least the current quarterly distribution of $0.65 per Preference Unit for the foreseeable future.

On June 30, 1995, Flextrend Development acquired the working interests owned by Tatham Offshore in the Assigned Properties for $30.0 million, subject to certain reversionary rights. Flextrend Development will need additional capital to fund further development of its properties. Flextrend Development anticipates funding future development costs through borrowings under the Partnership Credit Facility, as amended, and operating cash flow.

In February 1996, Poseidon LLC and Texaco Trading formed POPCO to construct, own and operate the Poseidon Oil Pipeline. Pursuant to the terms of the organizational documents, Poseidon LLC initially contributed assets, at net book value, related to the construction of the initial phase of the Poseidon Oil Pipeline as well as certain dedication agreements and Texaco Trading initially contributed an equivalent amount of cash as well as its rights under certain agreements. Poseidon LLC and Texaco Trading each also agreed to contribute 50% of the additional construction and installation costs of the Poseidon Oil Pipeline, currently estimated at $75.0 million in the aggregate. The Partnership has fully funded its portion of the capital requirements of POPCO for the construction of Phase I of the Poseidon Oil Pipeline. The Partnership anticipates that POPCO's future capital requirements, including estimated costs of approximately $55.0 million to complete Phase II of the system, will be funded by borrowings under the POPCO Credit Facility.

The Partnership anticipates that capital expenditures in connection with the maintenance and enhancement of the service capabilities of the Ewing Bank, LOGS, Green Canyon and Manta Ray systems will aggregate approximately $0.5 million per year although the actual level of these capital expenditures may change from time to time for many reasons, some of which may be beyond the control of the Partnership. The Partnership anticipates that its capital expenditures for 1996 will relate to continuing construction and drilling activities on projects currently in progress and the Partnership anticipates funding such costs primarily with available cash flow and borrowings under the Partnership Credit Facility.

In connection with the closing of the second primary offering of Preference Units in June 1994, Leviathan amended its management agreement with DeepTech effective July 1, 1994 in consideration for the increase in management services associated with the planned expansion of the Partnership's facilities and to more accurately provide for the reimbursement of expenses incurred by DeepTech in providing management services to Leviathan and the Partnership. As amended, the management agreement required Leviathan to pay DeepTech a fee of $2.0 million per year, plus 40% of DeepTech's unreimbursed selling, general and administrative expenses, payable monthly. In addition, effective July 1, 1994, the management agreement requires a payment by Leviathan to compensate DeepTech for certain tax liabilities resulting from, among other things, additional taxable income allocated to Leviathan due to (i) the issuance of additional Preference Units (including the sale of the Preference Units by the Partnership pursuant to the secondary offering) and (ii) the investment of such proceeds in additional acquisitions or construction projects. Effective November 1, 1995, primarily as a result of the increased activities of Flextrend Development, Leviathan again amended its management agreement with DeepTech to provide for an annual management fee of 45.3% of DeepTech's overhead. Pursuant to the Partnership Agreement, Leviathan, as general partner, is entitled to reimbursement by the Partnership of expenses incurred by it while acting on behalf of the Partnership, including payments made by Leviathan to DeepTech pursuant to the management agreement. During the three months ended March 31, 1996, Leviathan charged the Partnership $1.5 million as reimbursement for services rendered on the Partnership's behalf and $0.8 million to compensate DeepTech for additional taxable income allocated to Leviathan. The management agreement has an initial term expiring on June 30, 1997, and may thereafter be terminated on 90 days' notice by either party.

PART II.   OTHER INFORMATION

Item 1.          Legal Proceedings
        None.

Item 2.          Changes in Securities
        None.

Item 3.          Defaults Upon Senior Securities
        None.

Item 4.          Submission of Matters to a Vote of Security Holders

        None.

Item 5.          Other Information
        None.

Item 6.          Exhibits and Reports on Form 8-K

        (a)    Exhibits

               27      Financial Data Schedule

        (b)    Reports on Form 8-K

               A Current Report on Form 8-K dated May 2, 1996, containing exhibits under Item 7(c) of Form 8-K, was filed on May 3, 1996.

SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


  LEVIATHAN GAS PIPELINE
  PARTNERS, L.P.
  (Registrant)

  By:                                        LEVIATHAN GAS PIPELINE
                                             COMPANY, its General Partner



  Date:  May 14, 1996                        By:   /s/ DONALD V. WEIR
                                                   -----------------------------
                                             Donald V. Weir
                                             Secretary
                                             (Principal Accounting Officer)



  Date:  May 14, 1996                        By:   /s/ KEITH B. FORMAN
                                                   -----------------------------
                                             Keith B. Forman
                                             Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                    Description
- ------                    -----------
27               Financial Data Schedule