Form 10-Q
period 1996-09-30
LEVIATHAN GAS PIPELINE PARTNERS L P
filed 1996-11-12
CIK 895040

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

                                 (713) 224-7400
              (Registrant's telephone number, including area code)



   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               -----    ------

================================================================================

                     LEVIATHAN GAS PIPELINE PARTNERS, L.P.
                                AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                   Page
                                                                                   ----
PART I.   FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:
   Consolidated Balance Sheet as of September 30, 1996
     (unaudited) and December 31, 1995  . . . . . . . . . . . . . . . . . . . . .    3
   Unaudited Consolidated Statement of Operations for the
     Three and Nine Months Ended September 30, 1996 and 1995, respectively  . . .    4
   Unaudited Consolidated Statement of Cash Flows for the
     Nine Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . .    5
   Consolidated Statement of Partners' Capital for the Nine Months
     Ended September 30, 1996 (unaudited)   . . . . . . . . . . . . . . . . . . .    6
   Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . .    7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . .   13

PART II.   OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . .   21

   Legal Proceedings
   Changes in Securities
   Defaults Upon Senior Securities
   Submission of Matters to a Vote of Security Holders
   Other Information
   Exhibits and Reports on Form 8-K

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)



                                                             September 30,       December 31,
                                                                 1996               1995
                                                            ---------------    --------------
   ASSETS                                                     (unaudited)
Current assets:
   Cash and cash equivalents                                  $     9,213             15,506
   Accounts receivable                                              8,949              2,795
   Accounts receivable from affiliates                              8,232              6,595
   Other current assets                                               708                762
                                                              -----------        -----------
      Total current assets                                         27,102             25,658
                                                              -----------        -----------

Equity investments                                                118,788             82,441
Property, plant and equipment:
   Pipelines                                                      144,791            181,551
   Platforms and facilities                                        73,924             71,586
   Oil and gas properties, at cost, using
     successful efforts method                                     99,081             47,993
                                                              -----------        -----------
                                                                  317,796            301,130
   Less accumulated depreciation and depletion                     34,739             15,855
                                                              -----------        -----------
      Property, plant and equipment, net                          283,057            285,275
                                                              -----------        -----------
Investment in affiliate                                             7,500                --
Other noncurrent receivable                                         8,250                --
Other noncurrent assets                                             5,006              5,322
                                                              -----------        -----------

      Total assets                                            $   449,703        $   398,696
                                                              ===========        ===========


  LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable and accrued liabilities                   $    29,646        $    70,717
   Accounts payable to affiliates                                     304                178
   Current portion of notes payable                                14,882              2,000
                                                              -----------        -----------
      Total current liabilities                                    44,832             72,895
Deferred federal income taxes                                       1,956              2,539
Deferred revenue                                                    9,918                --
Note payable                                                      198,118            135,780
Other noncurrent liabilities                                        1,942                621
                                                              -----------        -----------
      Total liabilities                                           256,766            211,835
                                                              -----------        -----------
Minority interest                                                     109                 20
Partners' capital                                                 192,828            186,841
                                                              -----------        -----------

      Total liabilities and partners' capital                 $   449,703        $   398,696
                                                              ===========        ===========





    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per unit amounts)



                                                          For the three months          For the nine months
                                                           ended September 30,          ended September 30,
                                                       --------------------------    --------------------------
                                                           1996          1995           1996           1995
                                                       -----------    -----------    -----------    -----------
   Revenue:
         Transportation services                       $     5,364    $     4,709    $    15,170    $   14,976
         Equity in earnings                                  5,787          6,953         14,591        15,580
         Oil and gas sales                                  12,104            209         30,030           590
         Platform access and processing fees                   959            395          2,621           395
                                                       -----------    -----------    -----------    ----------
                                                            24,214         12,266         62,412        31,541
                                                       -----------    -----------    -----------    ----------

   Costs and expenses:
         Operating expenses                                  2,276            999          6,018         3,084
         Depreciation, depletion and amortization            8,692          1,895         19,919         5,797
         General and administrative expenses and
           management fee                                    2,476          2,162          5,879         5,733
                                                       -----------    -----------    -----------    ----------
                                                            13,444          5,056         31,816        14,614
                                                       -----------    -----------    -----------    ----------

      Operating income                                      10,770          7,210         30,596        16,927
      Gain on sale of asset                                    --             --             --          1,247
      Interest income and other                                486            201          1,219           515
      Interest and other financing costs                    (1,326)          (202)        (1,967)         (531)
      Minority interest in income                             (106)           (77)          (335)         (193)
                                                       -----------    -----------    -----------    ----------
      Income before income taxes                             9,824          7,132         29,513        17,965
      Income tax benefit                                      (182)          (123)          (566)         (352)
                                                       -----------    -----------    -----------    ----------

      Net income                                       $    10,006    $     7,255    $    30,079    $   18,317
                                                       ===========    ===========    ===========    ==========

      Net income per Unit                              $      0.81    $      0.59    $      2.44    $     1.49
                                                       ===========    ===========    ===========    ==========





    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                      For the nine months ended
                                                                            September 30,
                                                                    ------------------------------
                                                                        1996             1995
                                                                    -------------    -------------
Cash flows from operating activities:
   Net income                                                       $      30,079    $      18,317
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Amortization of debt issue costs                                        618              359
      Depreciation, depletion and amortization                             19,919            5,797
      Minority interest in income                                             335              193
      Equity in earnings                                                  (14,591)         (15,580)
      Distributions from equity investments                                19,248           16,867
      Gain on sale of asset                                                   --            (1,247)
      Deferred income taxes                                                  (583)            (210)
      Other noncash items                                                  (5,494)             120
      Changes in operating working capital (net of effect of
        conveyance):
         Decrease in short-term investments                                   --             2,000
         Increase in accounts receivable                                   (6,154)          (2,792)
         Increase in accounts receivable from affiliates                   (1,637)          (1,162)
         Decrease (increase) in other current assets                           54             (131)
         (Decrease) increase in accounts payable and accrued
           liabilities                                                    (11,312)          15,685
         Increase in payable to affiliates                                    125               22
                                                                    -------------    -------------
             Net cash provided by operating activities                     30,607           38,238
                                                                    -------------    -------------

Cash flows from investing activities:
   Additions to pipelines, platforms and facilities                       (25,095)         (83,618)
   Equity investments                                                     (11,245)          (4,936)
   Acquisition and development of oil and gas properties                  (49,633)         (33,175)
   Proceeds from sale of asset                                                --             1,250
                                                                    -------------    -------------
             Net cash used in investing activities                        (85,973)        (120,479)
                                                                    -------------    -------------

Cash flows from financing activities:
   Increase in restricted cash                                                (91)            (143)
   Debt issue costs                                                        (1,718)          (2,732)
   Proceeds from note payable                                              75,220           96,000
   Distributions to partners                                              (24,338)         (22,378)
                                                                    -------------    -------------
             Net cash provided by financing activities                     49,073           70,747
                                                                    -------------    -------------

Decrease in cash and cash equivalents                                      (6,293)         (11,494)
Cash and cash equivalents at beginning of year                             15,506           17,422
                                                                    -------------    -------------
Cash and cash equivalents at end of period                          $       9,213    $       5,928
                                                                    =============    =============
Cash paid for interest, net of amounts capitalized                  $         162    $       1,636
Cash paid for income taxes                                          $          16    $          13





    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)


                                         Preference     Common          General
                                        Unitholders    Unitholders      Partner         Total
                                        -----------    -----------    -----------    -------------

Partners' capital at
   December 31, 1995                      $192,225       $(5,380)         $(4)        $186,841

Net income for the nine months
   ended September 30, 1996 (unaudited)     22,078         7,700          301           30,079

Cash distributions (unaudited)             (17,623)       (6,135)        (334)         (24,092)
                                           --------       ------         ----          -------

Partners' capital at
   September 30, 1996 (unaudited)         $196,680       $(3,815)        $(37)        $192,828
                                          ========       =======         ====         ========

Limited partnership Units
   outstanding at December 31, 1995
   and September 30, 1996 (unaudited)        9,038         3,146           (a)          12,184
                                          ========       =======         ====         ========


      (a) Leviathan Gas Pipeline Company owns a 1% general partner interest in Leviathan Gas Pipeline Partners, L.P.





    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



Note 1 - Organization and Basis of Presentation:

Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), a publicly held Delaware limited partnership formed in December 1992, is primarily engaged in the gathering and transportation of natural gas and crude oil through its pipeline systems located in the Gulf of Mexico (the "Gulf"). The Partnership's assets include interests in (i) eight natural gas pipeline systems, (ii) a crude oil pipeline system, (iii) five strategically located multi-purpose platforms, (iv) three producing oil and gas properties, (v) an overriding royalty interest and (vi) a dehydration facility. The Partnership's operating activities are conducted through thirteen subsidiaries.

Leviathan Gas Pipeline Company ("Leviathan"), a Delaware corporation and wholly-owned subsidiary of Leviathan Holdings Company ("Leviathan Holdings"), an 85%-owned subsidiary of DeepTech International Inc. ("DeepTech"), was formed in February 1989 to purchase, operate and expand offshore pipeline systems.
The remaining 15% of Leviathan Holdings is principally owned by members of the management of DeepTech. DeepTech also owns and controls several other operating subsidiaries which are engaged in various oil and gas related activities. Leviathan is general partner of the Partnership.

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

Note 2 - Oil and Gas Properties:

On June 30, 1995, Flextrend Development Company, L.L.C., ("Flextrend Development"), a subsidiary of the Partnership, entered into a purchase and sale agreement (the "Purchase and Sale Agreement") with Tatham Offshore, Inc. ("Tatham Offshore"), an approximately 38%-owned affiliate of DeepTech.
Pursuant to the Purchase and Sale Agreement, Flextrend Development acquired, subject to certain reversionary rights, a 75% working interest in Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117 (the "Assigned Properties") from Tatham Offshore for $30.0 million. All of the Assigned Properties are located offshore in the Gulf. Flextrend Development is entitled to retain all of the revenues attributable to the Assigned Properties until it has received net revenues equal to the Payout Amount (as defined below), whereupon Tatham Offshore is entitled to receive a reassignment of the Assigned Properties, subject to reduction and conditions as discussed below. "Payout Amount" is defined as an amount equal to all costs incurred by Flextrend Development with respect to the Assigned Properties (including the $30.0 million acquisition cost paid to Tatham Offshore) plus interest thereon at a rate of 15% per annum. Effective February 1, 1996, the Partnership entered into an agreement with Tatham Offshore regarding certain transportation agreements that increases the amount recoverable from the Payout Amount by $7.5 million plus interest (Note
6). As of September 30, 1996, the Payout Amount was $90.4 million, comprised of (a) the sum of (i) initial acquisition and transaction costs of $32.1 million, (ii) development and operating costs of $70.8 million, (iii) prepaid demand charges of $7.5 million and (iv) interest of $10.1 million, reduced by
(b) net revenue of $30.1 million. At any time prior to December 10, 1996, Flextrend Development may exercise either of the following options: (i) to permanently retain 50% of the assigned working interest in either the Viosca Knoll Block 817 property or the Garden Banks Block 72/Garden Banks Block 117 properties or (ii) to permanently retain

            LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                                  (unaudited)

50% of the assigned working interest in all three Assigned Properties in exchange for forgiving 25% in the case of option (i) or 50% in the case of option (ii) of the then-existing Payout Amount exclusive of the $7.5 million plus interest added to the Payout Amount in connection with the restructuring of certain transportation agreements discussed above. In the event Flextrend Development elects to reduce the Payout Amount, it will become obligated to fund any further development costs attributable to Tatham Offshore's portion of the working interests, such costs to be added to the Payout Amount. Otherwise, any further development costs will be funded by Flextrend Development on a discretionary basis, such costs to be added to the Payout Amount. Further, in the event Flextrend Development forgoes its right to permanently retain a working interest in all or a portion of the Assigned Properties, it will be entitled to recover from working interest revenues in respect of the Assigned Properties all future demand charges payable for platform access and processing, in their inverse order of maturity, prior to any reassignment to Tatham Offshore. If however, Tatham Offshore (i) satisfies in full the future demand charges payable for platform access and processing, (ii) delivers evidence that it has received a rating of BBB-, or better, from at least two reputable rating agencies or (iii) delivers evidence that an entity with a rating of BBB-, or better, has agreed to guarantee, assume or, to the reasonable satisfaction of the Partnership, otherwise become responsible for such future demand charges payable, then Tatham Offshore would receive a reassignment of the Assigned Properties upon satisfaction of the Payout Amount. In the event the Payout Amount has been satisfied but none of the above conditions have been met, Tatham Offshore is entitled to receive one-third (1/3) of the revenues, net of operating expenses and platform access and processing fees, until such time as one of the above conditions is met.

Note 3 - Construction and Acquisition Activities:

In February 1996, the Partnership and Texaco, Inc. formed Poseidon Oil Pipeline Company, L.L.C. ("POPCO"), a Delaware limited liability company, which at inception, was 50% owned by Poseidon Pipeline Company, L.L.C. ("Poseidon LLC"), a subsidiary of the Partnership, and 50% owned by Texaco Trading and Transportation Inc. ("Texaco Trading"), a subsidiary of Texaco, Inc. POPCO was formed to construct, own and operate the Poseidon Oil Pipeline. Pursuant to the terms of the organizational documents, Poseidon LLC initially contributed assets, at net book value, related to the construction of the initial phase of the Poseidon Oil Pipeline as well as certain dedication agreements with producers and Texaco Trading initially contributed an equivalent amount of cash as well as its rights under certain agreements.

The Poseidon Oil Pipeline will ultimately consist of approximately 200 miles of 16 to 24 inch diameter pipeline capable of delivering up to 400,000 barrels per day of sour crude oil production to multiple markets onshore Louisiana. The initial 117-mile segment, which extends easterly from Garden Banks Block 72 to Ship Shoal Block 332, was placed in service in April 1996. The second phase, an 83-mile segment, extending in a northerly direction from the Ship Shoal Block 332 Platform to Calliou Island, Louisiana, is currently under construction and is scheduled to be completed during the fourth quarter of 1996.

In July 1996, Marathon Oil Company ("Marathon") joined POPCO by contributing its interest in 58 miles of nearby crude oil pipelines and dedicating its portion of oil reserves attached to such pipelines to the Poseidon Oil Pipeline for transportation. As a result, each of the Partnership and Texaco Trading now owns a 36% interest in POPCO and Marathon owns the remaining 28% interest.

On July 8, 1996, the Partnership and affiliates of Marathon and Shell Oil Company ("Shell") announced plans to build and operate an interstate natural gas pipeline system and a connecting gathering system to serve growing production areas in the Green Canyon area of the Gulf. The total cost of the two systems, including the Manta Ray System, currently owned by the Partnership, is approximately $270.0 million. The new jurisdictional interstate pipeline segment of the project, to be named "Nautilus", will consist of a 30-inch line

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                                  (unaudited)

downstream from Ship Shoal Block 207 connecting to the Exxon Company USA ("Exxon") operated Garden City gas processing plant. Upstream of the Ship Shoal 207 terminal, the Manta Ray System will be extended into a broader gathering system that would serve shelf and deepwater production around Ewing Bank Block 873 to the east and Green Canyon Block 65 to the west. Marathon and Shell have significant deep water acreage positions in the area, including the recently announced Troika field (Green Canyon Block 244), and would provide the majority of the capital funding for the new construction. The Partnership would provide some funding along with the contribution of Manta Ray System. The consummation of this joint venture is subject to the negotiation and execution of definitive documents.

Note 4 - Equity Investments:

The Partnership owns interests of 50% in Stingray Pipeline Company ("Stingray"), 40% in High Island Offshore System ("HIOS"), 33 1/3% in U-T Offshore System ("UTOS"), 50% in Viosca Knoll Gathering System ("Viosca Knoll"), 50% in West Cameron Dehydration Company ("West Cameron Dehy") and 36% in POPCO. The summarized financial information for these investments which are accounted for using the equity method is as follows:

                    SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (In thousands)

                      For the nine months ended September 30, 1996        For the nine months ended September 30, 1995
                     -----------------------------------------------    --------------------------------------------------
                                          Viosca                                                          Viosca
                       Stingray   HIOS    Knoll     Other      Total    Stingray     HIOS       UTOS      Knoll       Total
Operating revenue     $17,895   $34,202   $9,344                         $16,856    $27,477    $3,762      $5,189
Other income              958       122       --                           1,021        497        42          --
Operating expenses     (9,704)  (11,936)    (329)                         (9,965)   (14,954)   (2,020)       (121)
Depreciation           (5,258)   (3,581)  (1,683)                         (6,875)    (3,676)     (540)     (1,685)
Other expenses         (1,293)      (40)      --                            (897)      (832)      (52)        (93)
                      -------   -------   ------                         -------    -------     -----      ------
Net earnings            2,598    18,767    7,332                             140      8,512     1,184       3,290
Effective ownership
   percentage              50%       40%      50%                             50%        40%     33.3%         50%
                      -------   -------   ------                         -------    -------     -----      ------
                        1,299     7,507    3,666                              70      3,405       395       1,645
Adjustments:
- Depreciation (a)        776       683       --                           1,420        777        55          --
- Contract
   amortization (a)      (255)      (79)      --                              --       (167)       --          --
- Rate refund reserve      --      (220)      --                              --      7,762       218
- Other                   (36)      (63)      --                              --         --        --          --
                      -------   -------   ------                         -------    -------    ------      ------
Equity in earnings    $ 1,784   $ 7,828   $3,666   $1,313(c)  $14,591    $ 1,490    $11,777    $  668      $1,645    $15,580
                      =======   =======   ======   ======     =======    =======    =======    ======      ======    =======
Distributions (b)     $ 1,423   $ 8,600   $4,350   $4,875(d)  $19,248    $ 3,750    $10,400    $  667      $2,050    $16,867
                      =======   =======   ======   ======     =======    =======    =======    ======      ======    =======


(a) Adjustments result from purchase price adjustments made in accordance with Accounting Principles Board No. 16. "Business Combinations".
(b) Future distributions could be restricted by the terms of the equity investees' respective credit agreements.
(c) Includes the Partnership's share of equity earnings of West Cameron Dehy, UTOS and POPCO of $564,000, $190,000 and $559,000, respectively.
(d) Includes the Partnership's share of distributions from West Cameron Dehy, UTOS and POPCO of $475,000, $400,000 and $4,000,000, respectively.

Note 5 - Credit Facility:

On October 12, 1995, Flextrend Development and a syndicate of commercial lenders entered into the Flextrend Credit Facility. The Flextrend Credit Facility provided for borrowings of up to $32.0 million at any time prior to March 31, 1996. As discussed below, all borrowings outstanding under the Flextrend Credit Facility were repaid on March 26, 1996 from proceeds obtained under the Partnership Credit Facility, as amended. For the nine months ended September 30, 1996, interest and amortization of debt

            LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                                  (unaudited)

issue costs related to the Flextrend Credit Facility totaled $2.5 million, all of which was capitalized in connection with drilling activities in progress during the period.

The Partnership Credit Facility, as amended and restated on March 26, 1996, is a revolving and term credit facility with a syndicate of commercial banks providing for up to $220.0 million of available credit in the form of a $145.0 million revolving credit facility and a $75.0 million term loan facility. The revolving credit facility has an initial maturity of three years, which maturity can be extended in one-year increments, but not beyond March 31, 2001. The $75.0 million term loan facility has a final maturity of March 31, 2001. The first principal payment, in an amount of $2.0 million, is due on December 31, 1996. Subsequent payments are to be made quarterly in the amount of $4.3 million. The proceeds of the term loan were used to repay all of the indebtedness incurred under the Flextrend Credit Facility and to repay a portion of the debt outstanding under the former revolving credit facility.
All amounts advanced under the revolving credit facility and the term loan facility will accrue interest at a variable rate selected by the Partnership and determined by reference to the reserve-adjusted London interbank offer rate, the average certificate of deposit rate or the prime rate. The current average interest rate on both the revolving credit and term loans is 6.4% per annum. A commitment fee is charged on the unused and available to be borrowed portion of the revolving credit facility. This fee varies between 0.25% and 0.375% per annum and is currently 0.375% per annum. All amounts due under the Partnership Credit Facility are guaranteed by Leviathan and each of the Partnership's subsidiaries, and are secured by Leviathan's 1% general partner interest in the Partnership, all of Leviathan's and the Partnership's equity interests in the subsidiaries and most of the equipment, negotiable instruments and inventory and other personal property of the Partnership's subsidiaries. The Partnership incurred additional debt issue costs related to the amended and restated credit facility of $1.5 million which have been capitalized and are being amortized over the five-year remaining life of the credit facility. As of September 30, 1996, borrowings totaled $75.0 million under the term facility and $138.0 million under the revolving credit facility. For the nine months ended September 30, 1996, interest expense related to the Partnership Credit Facility totaled $2.0 million, which included commitment fees and amortization of debt issue costs of $0.5 million. Additional interest expense and amortization of debt issue costs related to the Partnership Credit Facility of $8.7 million was capitalized in connection with construction projects and drilling activities in progress during the period. As of November 12, 1996, borrowings totaled $75.0 million under the term facility and $141.5 million under the revolving credit facility. There are no letters of credit currently outstanding under the revolving credit facility.

Note 6 - Related Party Transactions:

Management fees. For the nine months ended September 30, 1996, Leviathan charged the Partnership $4.7 million pursuant to the Partnership Agreement which provides for reimbursement of expenses Leviathan incurs as general partner of the Partnership, including reimbursement of expenses incurred by DeepTech in providing management services to Leviathan and the Partnership. In addition, the management agreement requires a payment by Leviathan to compensate DeepTech for certain tax liabilities resulting from, among other things, additional taxable income allocated to Leviathan due to (i) the issuance of additional Preference Units (including the sale of the Preference Units by the Partnership pursuant to the secondary offering) and (ii) the investment of such proceeds in additional acquisitions or construction projects. During the nine months ended September 30, 1996, Leviathan charged the Partnership $1.1 million to compensate DeepTech for additional taxable income allocated to Leviathan. The management agreement has an initial term expiring on June 30, 1997, and may thereafter be terminated on 90 days' notice by either party.

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

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                                  (unaudited)

to pay commodity charges, based on the volume of oil and gas transported or processed, under these agreements. Also, for the year ending December 31, 1996, Tatham Offshore is obligated to pay $1.6 million in platform access fees.

Production problems at Ship Shoal Block 331 and reduced oil production from the Ewing Bank 914 #2 well have affected Tatham Offshore's ability to pay the demand charge obligations under agreements relative to these properties. As a result, effective February 1, 1996, the Partnership agreed to release Tatham Offshore from all remaining demand charge payments under the transportation agreements, a total of $17.8 million. Tatham Offshore remains obligated to pay the commodity charges under these agreements as well as all platform access and processing fees associated with the Viosca Knoll Block 817 lease. In exchange, the Partnership received 7,500 shares of Tatham Offshore senior preferred stock (the "Senior Preferred Stock"), which is presented on the accompanying consolidated balance sheet at September 30, 1996 as investment in affiliate. Each share of the Senior Preferred Stock has a liquidation preference of $1,000 per share, is senior in liquidation preference to all other classes of Tatham Offshore stock and has a 9% cumulative dividend, payable quarterly. Commencing on October 1, 1998 and for a period of 90 days thereafter, the Partnership has the option to exchange the remaining liquidation preference amount and accrued but unpaid dividends for shares of Tatham Offshore's Series A Convertible Exchangeable Preferred Stock (the "Convertible Exchangeable Preferred Stock") with an equivalent market value. Further, the Partnership has made an irrevocable offer to Tatham Offshore to sell all or any portion of the Senior Preferred Stock to Tatham Offshore or its designee at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. The Convertible Exchangeable Preferred Stock is convertible into Tatham Offshore common stock based on a fraction, the numerator of which is the liquidation preference value plus all accrued but unpaid dividends and the denominator of which is $0.653 per share, the lowest average of consecutive five day closing prices for Tatham Offshore's common stock between December 26, 1995 and July 1, 1996. In addition, the sum of $7.5 million was added to the Payout Amount under the Purchase and Sale Agreement. By adding $7.5 million to the Payout Amount, the Partnership is entitled to an additional $7.5 million plus interest at the rate of 15% per annum from revenue attributable to the Assigned Properties prior to reconveying any interest in the Assigned Properties to Tatham Offshore. Tatham Offshore waived its remaining option to prepay the then-existing Payout Amount and receive a reassignment of its working interests. Tatham Offshore and the Partnership also agreed that in the event Tatham Offshore furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment, whether utilized or not. Tatham Offshore granted the Partnership the right to utilize the Ship Shoal Block 331 platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on Ship Shoal Block 331, provided such use does not interfere with lease operations or other activities of Tatham Offshore. In addition, Tatham Offshore granted the Partnership a right of first refusal relative to a sale of the platform.

Oil and gas sales. The Partnership has agreed to sell all of its oil and gas production to Offshore Gas Marketing, Inc. ("Offshore Marketing"), an affiliate of the Partnership, on a month to month basis. The agreement with Offshore Marketing provides Offshore Marketing fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas for selling the Partnership's production. During the nine months ended September 30, 1996, substantially all of the Partnership's oil and gas sales were derived from sales to Offshore Marketing.

Other. POPCO has entered into certain additional agreements with a subsidiary of the Partnership to provide for use by POPCO of certain pipelines and platforms owned by the subsidiary for fees which consist

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                                  (unaudited)

of a monthly rental fee of $100,000 per month for a minimum of six months and reimbursement of certain actual capital expenditures not to exceed $2,000,000 incurred in readying one of the platforms for use.

Poseidon LLC managed the construction and installation of the initial 117 mile segment of the Poseidon Oil Pipeline, which was placed in service in April 1996, and Texaco Trading is managing the construction and installation of the remaining pipelines and facilities comprising the Poseidon Oil Pipeline. Each of Poseidon LLC and Texaco Trading will earn a performance fee of $1,400,000 for managing the construction of a portion of the Poseidon Oil Pipeline, which fee may be adjusted if either party manages the construction of any additional facilities. Through September 30, 1996, Poseidon LLC has received $1,330,000 in performance fees from POPCO.

During the nine months ended September 30, 1996, Flextrend Development was charged $4.9 million by Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex") for contract drilling services rendered by the semisubmersible drilling rig, the FPS Laffit Pincay, at its Garden Banks Block 117 project. The FPS Laffit Pincay is owned by an affiliate of DeepTech and managed by Sedco Forex.

Note 7 - Cash Distributions:

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

On July 18, 1996, the Partnership declared a cash distribution of $0.70 per Preference and Common Unit for the period from April 1, 1996 through June 30, 1996. This distribution was paid on August 14, 1996 to Unitholders of record as of July 31, 1996.

On October 16, 1996, the Partnership declared a cash distribution of $0.75 per Preference and Common Unit for the period from July 1, 1996 through September 30, 1996. This distribution will be paid on November 14, 1996 to Unitholders of record as of October 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in Part I of this quarterly report. Unless the context otherwise requires, all references herein to the Partnership with respect to the operations and ownership of the Partnership's assets are also references to its subsidiaries.

Overview

The Partnership's assets include interests in (i) eight natural gas pipeline systems (the "Pipelines"), (ii) a crude oil pipeline system (the "Poseidon Oil Pipeline"), (iii) five strategically located multi-purpose platforms, (iv) three producing oil and gas properties, (v) an overriding royalty interest and
(vi) a dehydration facility.

The Pipelines are strategically located offshore Louisiana and eastern Texas and gather and transport natural gas for producers, marketers, pipelines and end-users for transportation fees. The Pipelines include 981 miles of pipeline with a throughput capacity of 5.6 billion cubic feet ("Bcf") of gas per day. The Partnership's interest in the Pipelines is owned through 100% interests in each of Ewing Bank Gathering Company, L.L.C., a Delaware limited liability company ("Ewing Bank"), Manta Ray Gathering Company, L.L.C. ("Manta Ray") (formerly Louisiana Offshore Gathering Systems, L.L.C. ("LOGS")), a Delaware limited liability company, Green Canyon Pipe Line Company, L.L.C., a Delaware limited liability company ("Green Canyon") and Tarpon Transmission Company, a Texas corporation ("Tarpon"); a 50% partnership interest in each of Stingray Pipeline Company, a Louisiana general partnership ("Stingray") and Viosca Knoll Gathering Company, a Delaware general partnership ("Viosca Knoll"); a 40% partnership interest in High Island Offshore System, a Delaware general partnership ("HIOS"); and a 33 1/3% partnership interest in U-T Offshore System, a Delaware general partnership ("UTOS").

At inception, the Partnership owned a 50% interest in POPCO. POPCO was formed to construct, own and operate the Poseidon Oil Pipeline. As designed, the Poseidon Oil Pipeline will ultimately consist of approximately 200 miles of 16 to 24 inch pipeline capable of delivering up to 400,000 barrels per day of sour crude oil production from the Gulf to multiple market outlets onshore Louisiana. The initial 117-mile segment, which extends easterly from Garden Banks Block 72 to Ship Shoal Block 332, was placed in service in April 1996. The second phase, an 83-mile segment extending from the platform in Ship Shoal Block 332 in a northerly direction to a terminus located in southern Louisiana, is currently under construction and scheduled to be completed during the fourth quarter of 1996. In July 1996, Marathon joined POPCO by contributing its interest in 58 miles of nearby crude oil pipelines and dedicating its portion of oil reserves attached to such pipelines to the Poseidon Oil Pipeline for transportation. As a result, each of the Partnership and Texaco Trading now owns a 36% interest in POPCO and Marathon owns the remaining 28% interest.

The Partnership owns interests in five strategically located multi-purpose platforms in the Gulf that have processing capabilities which complement the Partnership's pipeline operations. The multi-purpose platforms serve as junctions in the pipeline grid and enable the Partnership to perform maintenance functions on its pipelines. In addition, the multi-purpose platforms serve as landing sites for deeper water production and as sites for the location of gas compression facilities and drilling operations.

The Partnership owns an interest in and is operator of three producing leases in the Gulf which were acquired by the Partnership on June 30, 1995 from Tatham Offshore. The properties, which are subject to certain reversionary rights, include a 75% working interest in Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117. The Viosca

Knoll Block 817 project is currently producing an aggregate of approximately 100 million cubic feet ("MMcf") of gas per day. In addition, the Partnership has placed on production four wells on the Garden Banks Block 72 lease and one well on Garden Banks Block 117. The Garden Banks Block 72 wells, which began producing in May 1996, are currently producing an average of 4,100 barrels of oil and 14.5 MMcf of gas per day. The Partnership is in the process of drilling a fifth well on Garden Banks Block 72. The Garden Banks Block 117 #1 well, which began producing in July 1996, is currently producing an average of 2,100 barrels of oil, 3.5 MMcf of gas and 3,100 barrels of water per day. The Partnership is currently drilling a second well on the Garden Banks Block 117 lease.

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

Results of Operations

Three Months Ended September 30, 1996 Compared with Three Months Ended September 30, 1995

Total revenue for the three months ended September 30, 1996 was $24.2 million as compared with $12.3 million for the three months ended September 30, 1995. Revenue from transportation services totaled $5.4 million for the three months ended September 30, 1996 as compared with $4.7 million for the three months ended September 30, 1995. The increase in transportation revenue of $0.7 million is a result of an increase of $1.1 million from the Green Canyon and Manta Ray systems attributable to the connection of a new field located in Green Canyon Block 136 and the use of a portion of one of the lines of the Manta Ray System by POPCO offset by a decrease of $0.4 million related to the Ewing Bank system due to the restructuring of the demand charges payable to Ewing Bank from Tatham Offshore. Revenue from the Partnership's equity interest in Stingray, HIOS, UTOS, Viosca Knoll, POPCO and West Cameron Dehy (the "Joint Venture Companies") totaled $5.8 million for the three months ended September 30, 1996 as compared with $7.0 million for the three months ended September 30, 1995. The decrease of $1.2 million in revenue from the Partnership's equity interest in the Joint Venture Companies primarily reflects decreases of $2.8 million related to HIOS and UTOS as a result of lower rates during 1996 offset by increases of $0.8 million from Stingray and Viosca Knoll as a result of increased throughput, $0.6 million from POPCO, which was placed in service in April 1996, and $0.2 million from West Cameron Dehy, which was placed in service in November 1995. Revenue from oil and gas sales totaled $12.1 million for the three months ended September 30, 1996 as compared with $0.2 million for the three months ended September 30, 1995. The increase in oil and gas sales of $11.9 million is primarily attributable to the initiation of production from the Partnership's Viosca Knoll Block 817 lease in December 1995, the Garden Banks Block 72 lease in May 1996 and the Garden Banks Block 117 lease in July 1996. During the three months ended September 30, 1996, the Partnership sold 4,166 MMcf of gas and 168,766 barrels of oil at average prices of $1.93 per thousand cubic feet ("Mcf") and $22.25 per barrel, respectively. Revenue related to the Partnership's Viosca Knoll Block 817 Platform, which was placed in service during the third quarter of 1995, totaled $1.0 million for the three months ended September 30, 1996 as compared with $0.4 million for the three months ended September 30, 1995.

Total gas transportation volumes for the Joint Venture Companies increased 19.8% from the three months ended September 30, 1995 to the three months ended September 30, 1996 primarily as a result of increased throughput on the Viosca Knoll, HIOS, UTOS and Stingray systems. Total transportation volumes for the Gathering Systems (Green Canyon, Tarpon, Ewing Bank and Manta Ray) increased 30.4% from the three months ended September 30, 1995 to the three months ended September 30, 1996. This increase is primarily a result of increased throughput on the Green Canyon system as a result of the addition of Green Canyon Block 136 partially offset by lower production from the producing fields attached to the Tarpon and Manta Ray systems.

Total costs and expenses for the three months ended September 30, 1996 totaled $13.4 million as compared with $5.0 million for the three months ended September 30, 1995. The $8.4 million increase in costs and expenses was attributable to increases in (i) depreciation, depletion and amortization of $6.8 million, (ii) operating expenses of $1.3 million and (iii) the Partnership's management fees and other general and administrative expenses of $0.3 million. The increase in depreciation, depletion and amortization results primarily from depreciation and depletion on the oil and gas wells and facilities located on Viosca Knoll Block 817, Garden Banks Block 72 and the Garden Banks Block 117 leases, depreciation on additional platforms and facilities constructed by the Partnership and accelerated depreciation on the Ewing Bank flow lines. The increase in operating expenses is primarily attributable to the operation of new pipelines, platforms and leases by the Partnership. The increase in the Partnership's management fees and other general and administrative expenses primarily reflects a $0.2 million reimbursement to DeepTech for certain tax liabilities incurred by DeepTech as a result of the Partnership's public offering of an additional 3,000,000 Preference Units in June 1994.

Interest income and other totaled $0.5 million for the three months ended September 30, 1996 as compared with $0.2 million for the three months ended September 30, 1995. The increase in interest income is due to accrued interest of $0.3 million related to the $7.5 million that was added to the Payout Amount in connection with restructuring the demand charges payable to the Partnership from Tatham Offshore. Interest and other financing costs, net of capitalized interest, for the three months ended September 30, 1996 totaled $1.3 million as compared with $0.2 million for the three months ended September 30, 1995. Interest and fees associated with the Partnership Credit Facility of $2.6 million were capitalized in connection with construction projects and drilling activities in progress during the third quarter of 1996.

Net income for the three months ended September 30, 1996 totaled $10.0 million as compared with $7.3 million for the three months ended September 30, 1995 as a result of the items discussed above. Net income per Unit for the three months ended September 30, 1996 totaled $0.81 per Unit as compared with $0.59 per Unit for the three months ended September 30, 1995.

Nine Months Ended September 30, 1996 Compared with Nine Months Ended September 30, 1995

Total revenue for the nine months ended September 30, 1996 was $62.4 million as compared with $31.5 million for the nine months ended September 30, 1995. Revenue from transportation services totaled $15.2 million for the nine months ended September 30, 1996 as compared with $15.0 million for the nine months ended September 30, 1995. The increase in transportation revenue of $0.2 million was comprised primarily of (i) a $1.9 million increase from the Green Canyon system attributable to the connection of a new gas field located in Green Canyon Block 136 to the system and (ii) a decrease of $1.7 million attributable to decreases in throughput on the Ewing Bank and Tarpon systems due to normal production decline from the wells attached to such systems and the restructuring of the demand charges payable to the Partnership from

Tatham Offshore. Revenue from the Partnership's equity interest in the Joint Venture Companies totaled $14.6 million for the nine months ended September 30, 1996 as compared with $15.6 million for the nine months ended September 30, 1995. The decrease of $1.0 million in revenue from the Partnership's equity interest in the Joint Venture Companies primarily reflects increases of (i) $2.3 million from Viosca Knoll and Stingray as a result of increased throughput on the systems, (ii) $0.6 million from POPCO, which was placed in service in April 1996, and (iii) $0.6 million from West Cameron Dehy, which was placed in service in November 1995 offset by decreases of $4.5 million related primarily to HIOS and UTOS. Revenue from oil and gas sales totaled $30.0 million for the nine months ended September 30, 1996 as compared with $0.6 million for the nine months ended September 30, 1995. The increase in oil and gas sales of $29.4 million is primarily attributable to the initiation of production from the Partnership's Viosca Knoll Block 817 lease in December 1995, the Garden Banks Block 72 lease in May 1996 and the Garden Banks Block 117 lease in July 1996. During the nine months ended September 30, 1996, the Partnership sold 10,541 MMcf of gas and 193,982 barrels of oil at average prices of $2.36 per Mcf and $22.16 per barrel, respectively. Revenue related to the Partnership's Viosca Knoll Block 817 Platform, which was placed in service during the third quarter of 1995, totaled $2.6 million for the nine months ended September 30, 1996 as compared with $0.4 million for the nine months ended September 30, 1995.

Total gas transportation volumes for the Joint Venture Companies increased 13.1% from the nine months ended September 30, 1995 to the nine months ended September 30, 1996 primarily as a result of increased throughput on the Viosca Knoll, HIOS and Stingray systems. Total transportation volumes for the Gathering Systems increased 15.7% from the nine months ended September 30, 1995 to the nine months ended September 30, 1996. This increase is primarily a result of increased throughput on the Green Canyon system as a result of the addition of Green Canyon Block 136 partially offset by lower production from the producing fields attached to the Ewing Bank, Tarpon and Manta Ray systems.

Total costs and expenses for the nine months ended September 30, 1996 totaled $31.8 million as compared with $14.6 million for the nine months ended September 30, 1995. The $17.2 million increase in costs and expenses was primarily attributable to increases in (i) depreciation, depletion and amortization of $14.2 million, (ii) operating expenses of $2.9 million and
(iii) the Partnership's management fees and other general and administrative expenses of $0.1 million. The increase in depreciation, depletion and amortization results primarily from depreciation and depletion on the oil and gas wells and facilities located on the Viosca Knoll Block 817, Garden Banks Block 72 and the Garden Banks Block 117 leases, depreciation on additional platforms and facilities constructed by the Partnership and accelerated depreciation on the Ewing Bank flow lines. The increase in operating expenses is primarily attributable to the operation of new pipelines, platforms and leases by the Partnership. The increase in the Partnership's management fees and other general and administrative expenses primarily reflects a $1.4 million reimbursement to DeepTech for certain tax liabilities incurred by DeepTech as a result of the Partnership's public offering of an additional 3,000,000 Preference Units in June 1994 offset by a $1.3 million reimbursement from POPCO as a result of the Partnership's management of the initial phase of the construction of the Poseidon Oil Pipeline.

During the nine months ended September 30, 1995, the Partnership recognized a $1.2 million gain on sale of certain oil and gas mineral leaseholds.

Interest income and other totaled $1.2 million for the nine months ended September 30, 1996 as compared with $0.5 million for the nine months ended September 30, 1995. The increase in interest income is primarily due to accrued interest of $0.8 million related to the $7.5 million that was added to the Payout Amount in connection with restructuring the demand charges payable to the Partnership from Tatham Offshore. Interest and other financing costs, net of capitalized interest, for the nine months ended September 30, 1996 totaled $1.9 million as compared with $0.5 million for the nine months ended September 30,

1995. Interest and fees associated with the Partnership's credit facilities of $11.2 million were capitalized in connection with construction projects and drilling activities in progress during the nine months ended September 30, 1996.

Net income for the nine months ended September 30, 1996 totaled $30.1 million as compared with $18.3 million for the nine months ended September 30, 1995 as a result of the items discussed above. Net income per Unit for the nine months ended September 30, 1996 totaled $2.44 per Unit as compared with $1.49 per Unit for the nine months ended September 30, 1995.

Liquidity and Capital Resources

Sources of Cash. The Partnership intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash from continuing operations and borrowings under the Partnership Credit Facility. Net cash provided by operating activities for the nine months ended September 30, 1996 totaled $30.6 million. At September 30, 1996, the Partnership had cash and cash equivalents of $9.2 million.

Cash from continuing operations is derived from (i) payments for transporting gas through the 100% owned pipelines, (ii) cash distributions from the Stingray, HIOS, UTOS and Viosca Knoll partnerships and from POPCO and West Cameron Dehy, (iii) platform access and processing fees and (iv) the sale of oil and gas attributable to the Partnership's interest in certain producing wells.

Stingray, HIOS, UTOS and Viosca Knoll are partnerships and POPCO and West Cameron Dehy are limited liability companies in which the Partnership owns an interest. The Partnership's cash flows from operations will be affected by the ability of such entities to make distributions. Distributions from such entities are also subject to the discretion of their respective management committees. Further, each of Stingray and POPCO is party to a credit agreement under which it has outstanding obligations that may restrict the payments of distributions to its owners. In December 1995, Stingray amended an existing term loan agreement to provide for aggregate outstanding borrowings of up to $29.0 million in principal amount. The agreement requires the payment of principal by Stingray of $1.45 million per quarter. As of September 30, 1996, interest accrued at the rate of approximately 6.4% per annum and is payable quarterly. As of September 30, 1996, Stingray had $24.65 million outstanding under its term loan agreement.

In April 1996, POPCO entered into a revolving credit facility (the "POPCO Credit Facility") with a group of commercial banks to provide up to $150.0 million for the construction of the second phase of the Poseidon Oil Pipeline and for other working capital needs of POPCO. As of September 30, 1996, POPCO had $77.5 million outstanding under the POPCO Credit Facility bearing interest at 6.7% per annum. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The POPCO Credit Facility is secured by a substantial portion of POPCO's assets and matures on April 30, 2001.

Flextrend Development has initiated production from the each of the Assigned Properties. As discussed above, the Viosca Knoll Block 817 project is currently producing a total of approximately 100 MMcf of gas per day. Flextrend Development owns a 75% working interest in this property, subject to certain reversionary rights. The Garden Banks Block 72 lease, which began producing in May 1996, is currently producing an average of 4,100 barrels of oil and 14.5 MMcf of gas per day. The Garden Banks Block 117 #1 well, which began producing in July 1996, is currently producing an average of 2,100 barrels of oil, 3.5 MMcf of gas and 3,100 barrels of water per day. Flextrend Development owns a 50% working interest in each of these properties, subject to certain reversionary rights.

Tatham Offshore was obligated to make demand charge payments to the Partnership pursuant to certain transportation agreements. Production problems at Ship Shoal Block 331 and reduced oil production from the Ewing Bank 914 #2 well have adversely affected Tatham Offshore's ability to pay demand charges under these agreements. Effective February 1, 1996, the Partnership agreed to release Tatham Offshore from all remaining demand charge payments under certain transportation agreements, a total of $17.8 million. Under these agreements, the Partnership was entitled to receive demand charges of $8.1 million in 1996, $6.0 million in 1997, $3.0 million in 1998 and $0.7 million in 1999. In exchange, the Partnership received 7,500 shares of Tatham Offshore Senior Preferred Stock. Each share of the Senior Preferred Stock has a liquidation preference of $1,000 per share, is senior in liquidation preference to all other classes of Tatham Offshore stock and has a 9% cumulative dividend, payable quarterly. Commencing on October 1, 1998 and for a period of 90 days thereafter, the Partnership has the option to exchange the remaining liquidation preference amount and accrued but unpaid dividends for shares of Tatham Offshore's Convertible Exchangeable Preferred Stock with an equivalent market value. Further, the Partnership has made an irrevocable offer to Tatham Offshore to sell all or any portion of the Senior Preferred Stock to Tatham Offshore or its designee at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. The Convertible Exchangeable Preferred Stock is convertible into Tatham Offshore common stock based on a fraction, the numerator of which is the liquidation preference value plus all accrued but unpaid dividends and the denominator of which is $0.653 per share. In addition, the sum of $7.5 million was added to the Payout Amount under the Purchase and Sale Agreement. By adding $7.5 million to the Payout Amount, the Partnership is entitled to an additional $7.5 million plus interest at the rate of 15% per annum from revenue attributable to the Assigned Properties prior to reconveying any interest in the Assigned Properties to Tatham Offshore. Tatham Offshore waived its remaining option to prepay the then-existing Payout Amount and receive a reassignment of its working interests. Tatham Offshore and the Partnership also agreed that in the event Tatham Offshore furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment, whether utilized or not. Tatham Offshore also agreed to grant the Partnership the right to utilize the Ship Shoal Block 331 platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on Ship Shoal Block 331, provided such use does not interfere with lease operations or other activities of Tatham Offshore. In addition, Tatham Offshore granted the Partnership a right of first refusal relative to a sale of the platform. Tatham Offshore remains obligated to pay the commodity charges under these agreements as well as all platform access and processing fees associated with the Viosca Knoll Block 817 lease. For the year ending December 31, 1996, Tatham Offshore is obligated to pay $1.6 million in platform access fees.

The Partnership Credit Facility, as amended and restated on March 26, 1996, is a revolving and term credit facility providing for up to $220.0 million of available credit in the form of a $145.0 million revolving credit facility and $75.0 million term loan facility. Proceeds from the revolving credit facility are available to the Partnership for general partnership purposes, including financing of capital expenditures, for working capital, and subject to certain limitations, for paying the Minimum Quarterly Distribution, as defined in the Partnership Agreement. The revolving credit facility can also be utilized to issue letters of credit as may be required from time to time. As of September 30, 1996, borrowings totaled $75.0 million under the term facility and $138.0 million under the revolving credit facility. As of November 12, 1996, borrowings totaled $75.0 million under the term facility and $141.5 million under the revolving credit facility. There are no letters of credit currently outstanding under the revolving credit facility.

Uses of Cash. The Partnership's capital requirements consist primarily of (i) quarterly distributions to holders of Preference Units and Common Units and to Leviathan as general partner, (ii) expenditures for the maintenance of the pipelines and related infrastructure and the construction of additional pipelines and related facilities for the transportation and processing of gas and oil in the Gulf, including the second phase of the Poseidon Oil Pipeline, (iii) management fees and other operating expenses and (iv) debt service on its outstanding debt. In addition, Flextrend Development's future capital requirements will consist of expenditures related to the continued development of the Garden Banks Block 72 and Garden Banks Block 117 leases.

For every full quarter since its inception, the Partnership has declared and subsequently paid a cash distribution to holders of Preference Units and Common Units in an amount equal to or exceeding the Minimum Quarterly Distribution of $0.55 per Unit per quarter ($2.20 per Unit on an annualized basis). Commencing in the third quarter of 1993, the Partnership increased the quarterly distribution to $0.60 per Unit. Beginning with the quarter ending March 31, 1996, the Partnership increased the quarterly distribution to $0.65 per Unit. For the quarter ending June 30, 1996, the Partnership increased the quarterly distribution to $0.70 per Unit. For the quarter ending September 30, 1996, the Partnership increased the quarterly distribution to $0.75 per Unit. This distribution will be paid on November 14, 1996 to Unitholders of record as of October 31, 1996. At the current distribution rate of $0.75 per Unit, the Partnership anticipates making quarterly Partnership distributions of $9.5 million in respect of the Preference Units, Common Units and general partner interest ($38.1 million on an annual basis). The Partnership believes that it will be able to continue to pay at least the current quarterly distribution of $0.75 per Preference Unit for the foreseeable future.

In February 1996, Poseidon LLC and Texaco Trading formed POPCO to construct, own and operate the Poseidon Oil Pipeline. Pursuant to the terms of the organizational documents, Poseidon LLC initially contributed assets, at net book value, related to the construction of the initial phase of the Poseidon Oil Pipeline as well as certain dedication agreements and Texaco Trading initially contributed an equivalent amount of cash as well as its rights under certain agreements. The Partnership has fully funded its portion of the capital requirements of POPCO for the construction of the first phase of the Poseidon Oil Pipeline. In July 1996, Marathon joined POPCO by contributing its interest in 58 miles of nearby crude oil pipelines and dedicating its portion of oil reserves attached to such pipelines to the Poseidon Oil Pipeline for transportation. As a result, each of the Partnership and Texaco Trading now owns a 36% interest in POPCO and Marathon owns the remaining 28% interest. The Partnership anticipates that POPCO's future capital requirements, including amounts necessary to complete the second phase of the system, will be funded by borrowings under the POPCO Credit Facility.

On July 8, 1996, the Partnership and affiliates of Marathon and Shell announced plans to build and operate an interstate natural gas pipeline system and a connecting gathering system to serve growing production areas in the Green Canyon area of the Gulf. The total cost of the two systems, including the Manta Ray System currently owned by the Partnership, is approximately $270.0 million. The new jurisdictional interstate pipeline segment of the project, to be named "Nautilus", will consist of a 30-inch line downstream from Ship Shoal Block 207 connecting to the Exxon operated Garden City gas processing plant. Upstream of the Ship Shoal 207 terminal, the Manta Ray System will be extended into a broader gathering system that would serve shelf and deepwater production around Ewing Bank Block 873 to the east and Green Canyon Block 65 to the west. Marathon and Shell have significant deep water acreage positions in the area, including the recently announced Troika field (Green Canyon Block 244), and would provide the majority of the capital funding for the new construction. The Partnership would provide some funding along with the contribution of Manta Ray System. The consummation of this joint venture is subject to the negotiation and execution of definitive documents.

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

Interest and other financing costs, net of capitalized interest, related to the Partnership's credit facilities totaled $2.0 million for the nine months ended September 30, 1996. Such amount included commitment fees and amortization of debt issue costs of $0.5 million. During the nine months ended September 30, 1996, the Partnership capitalized $11.2 million of interest costs in connection with construction projects and drilling activities in progress during the period.

PART II.   OTHER INFORMATION

Item 1.          Legal Proceedings
   None.

Item 2.          Changes in Securities
   None.

Item 3.          Defaults Upon Senior Securities
   None.

Item 4.          Submission of Matters to a Vote of Security Holders

   None.

Item 5.          Other Information
   None.

Item 6.          Exhibits and Reports on Form 8-K

   (a)   Exhibits

         None.

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

   LEVIATHAN GAS PIPELINE
   PARTNERS, L.P.
   (Registrant)

   By:                            LEVIATHAN GAS PIPELINE
                                  COMPANY, its General Partner



   Date:  November 12, 1996       By:       /s/  KEITH B. FORMAN
                                     --------------------------------------
                                  Keith B. Forman
                                  Chief Financial Officer



   Date:  November 12, 1996       By:      /s/  DENNIS A. KUNETKA
                                     --------------------------------------
                                  Dennis A. Kunetka
                                  Senior Vice President - Corporate Finance
                                  (Principal Accounting Officer)


                              INDEX TO EXHIBITS

               Exhibit                                  Description
               -------                                  -----------
                 27                               Financial Data Schedule