Form 10-K405
period 1996-12-31
LEVIATHAN GAS PIPELINE PARTNERS L P
filed 1997-03-26
CIK 895040

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM          TO
                                                      ---------   ----------

                          COMMISSION FILE NO. 1-11680


                     LEVIATHAN GAS PIPELINE PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                     76-0396023
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                     Identification No.)

                600 TRAVIS STREET
                   SUITE 7200
                   HOUSTON, TEXAS                                 77002
      (Address of principal executive offices)                 (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 224-7400

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       Title of Each Class            Name of Each Exchange on Which Registered
       -------------------            -----------------------------------------
  PREFERENCE UNITS REPRESENTING                  NEW YORK STOCK EXCHANGE
   LIMITED PARTNER INTERESTS

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---   ---

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

         THE AGGREGATE MARKET VALUE ON MARCH 14, 1997 OF THE REGISTRANT'S PREFERENCE UNITS HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED ON THE AVERAGE OF THE HIGH AND LOW PRICES AS QUOTED IN THE NEW YORK STOCK EXCHANGE ON SUCH DATE, WAS APPROXIMATELY $392.0 MILLION. THE REGISTRANT HAD 18,075,000 PREFERENCE UNITS AND 6,291,894 COMMON UNITS OUTSTANDING AS OF MARCH 14, 1997.

         DOCUMENTS INCORPORATED BY REFERENCE:  NONE

================================================================================

                     LEVIATHAN GAS PIPELINE PARTNERS, L.P.
              ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1996

                                     INDEX

PART I................................................................................  1

  Items 1 & 2  Business and Properties................................................  1
  Item 3.      Legal Proceedings...................................................... 16
  Item 4.      Submission of Matters to a Vote of Security Holders.................... 16

PART II............................................................................... 17

  Item 5.      Market for Registrant's Common Stock and Related Stockholder Matters... 17
  Item 6.      Selected Financial Data................................................ 17
  Item 7.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations.................................................. 19
  Item 8.      Financial Statements and Supplementary Data............................ 23
  Item 9.      Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure................................................... 23

PART III.............................................................................. 24

  Item 10.     Directors and Executive Officers of the Registrant..................... 24
  Item 11.     Executive Compensation................................................. 27
  Item 12.     Security Ownership of Certain Beneficial Owners and Management          28
  Item 13.     Certain Relationships and Related Transactions......................... 30

PART IV............................................................................... 31

  Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K........ 31

     The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in the Annual Report on Form 10-K ("Annual Report"). Unless the context otherwise requires, references in this Annual Report to the "Partnership" shall mean Leviathan Gas Pipeline Partners, L.P., a publicly held Delaware limited partnership; references to "Leviathan" shall mean Leviathan Gas Pipeline Company ("Leviathan"), a Delaware corporation and the general partner of the Partnership (in such capacity, the "General Partner"); and references to the Partnership with respect to the operations and ownership of the Partnership's assets are also references to its subsidiaries and the nonmanaging interest of Leviathan in certain of the Partnership's subsidiaries. In December 1996, the Board of Directors of the General Partner approved a two for one split of the preference units representing limited partner interests in the Partnership ("Preference Units") and the common units representing limited partner interests in the Partnership ("Common Units", and collectively with the Preference Units, the "Units") for the Unitholders of record as of the close of business on December 31, 1996. All number of Units and per Unit disclosures have been restated to reflect this two for one Unit split. For a description of certain terms used in this Annual Report relating to the oil and gas industry, see Items 1 & 2, "Business and Properties -- Certain Definitions."

                                     PART I

ITEMS 1 & 2.  BUSINESS AND PROPERTIES

OVERVIEW

     The Partnership is primarily engaged in the gathering, transportation and production of natural gas and crude oil in the Gulf of Mexico (the "Gulf"). The Partnership commenced operations in February 1993 when it succeeded to substantially all of the pipeline operations of Leviathan in connection with the initial public offering of Preference Units. In June 1994, the Partnership completed a second public offering of Preference Units. The Preference Units are listed on the New York Stock Exchange ("NYSE") under the symbol "LEV." The closing price of the Preference Units on the NYSE on March 14, 1997 was $21 3/4 per Preference Unit. As of March 14, 1997, the Partnership had 18,075,000 Preference Units and 6,291,894 Common Units outstanding. All of the Preference Units are owned by the public, representing a 72.7% effective limited partnership interest in the Partnership. Leviathan, through its ownership of all of the Common Units, its 1% general partner interest in the Partnership and its approximate 1% nonmanaging interest in certain of the Partnership's subsidiaries, owns a 27.3% effective interest in the Partnership.

     The Partnership's assets include interests in (i) eight natural gas pipelines (the "Gas Pipelines"), (ii) a crude oil pipeline system, (iii) five strategically located multi-purpose platforms, (iv) three producing oil and gas properties, (v) an overriding royalty interest and (vi) a dehydration facility.

     The Partnership conducts a significant portion of its business activities through joint ventures, organized as general partnerships or limited liability companies, with other major oil and gas companies. Stingray Pipeline Company ("Stingray"), High Island Offshore System ("HIOS"), U-T Offshore System ("UTOS") and Viosca Knoll Gathering Company ("Viosca Knoll") are partnerships and Poseidon Oil Pipeline Company, L.L.C. ("POPCO"), Manta Ray Offshore Gathering Company, L.L.C. ("Manta Ray Offshore"), Nautilus Pipeline Company, L.L.C. ("Nautilus") and West Cameron Dehydration Company, L.L.C. ("West Cameron Dehy") are limited liability companies which constitute the Partnership's equity investees (the "Equity Investees"). Management decisions related to the Equity Investees are made by management committees comprised of representatives with authority appointed in direct relationship to ownership interests.

NATURAL GAS AND OIL PIPELINES

     GENERAL

     The Partnership owns interests in eight natural gas pipelines which are strategically located offshore Louisiana and eastern Texas and gather and transport natural gas for producers, marketers, pipelines and end-users for a fee. The Gas Pipelines include 984 miles of pipeline with a throughput capacity of approximately 5.9 Bcf of gas per day as of December 31, 1996. During the years ended December 31, 1994, 1995 and 1996, the Gas Pipelines transported an average of approximately 2.3 Bcf, 2.4 Bcf and 2.8 Bcf, respectively, of gas per day. Each of the Gas Pipelines interconnects with one or more long line transmission pipelines that provide access to multiple markets in the eastern half of the United States.

     None of the Gas Pipelines functions as a merchant to purchase and resell gas, thus avoiding the commodity risk associated with the purchase and resale of gas. Each of Stingray, HIOS and UTOS (together, the "Regulated Pipelines") is currently classified as a "natural gas company" under the Natural Gas Act of 1938, as amended (the "NGA"), and is therefore subject to regulation by the Federal Energy Regulatory Commission ("FERC"), including regulation of rates. None of Manta Ray Offshore (which owns the systems formerly known as the Manta Ray System and the Louisiana Offshore Gathering Systems), Green Canyon Pipe Line Company, L.L.C. ("Green Canyon"), Ewing Bank Gathering Company, L.L.C. ("Ewing Bank") and Viosca Knoll is currently considered a "natural gas company" under the NGA. By order dated March 13, 1997, the FERC declared that Tarpon Transmission Company ("Tarpon") would not be subject to NGA jurisdiction as a "natural gas company." See " -- Regulation."

     The Partnership owns a 36% interest in POPCO which was formed to construct and operate the Poseidon Oil Pipeline ("Poseidon" and collectively with the Gas Pipelines, the "Pipelines"). Poseidon is a major new sour crude oil pipeline system that was built in response to an increased demand for additional sour crude oil pipeline capacity in the central Gulf. Poseidon, which has a capacity of approximately 400,000 barrels per day, was placed in service in two phases, in April and December 1996. During 1996, Poseidon transported an average of approximately 30,000 barrels of oil per day.

     The following table sets forth certain information with respect to the Pipelines. The throughput information represents the average throughput net to the Partnership's interest.

                                                                       MANTA
                                       GREEN     EWING                 RAY        VIOSCA
                                      CANYON     BANK      TARPON    OFFSHORE (1)  KNOLL  STINGRAY HIOS    UTOS   POSEIDON
Ownership interest...................   100%      100%       100%       25.7%       50%    50%     40%    33.3%      36%

Unregulated (U)/regulated (R)(2).....     U         U          U          U          U      R       R       R         U

In-service date......................   1990      1993       1978      1987/88     1994  1974/75  1977    1978      1996

Approximate capacity (MMcf per day)      220       20         80       755 (3)     700   1,120   1,800    1,200      --

Approximate capacity (barrels per day)    --       --         --       --          --      --      --       --     400,000

Aggregate miles of pipeline..........     68        7         40       161 (5)     100     361     203      30         245

Average net throughput (MMcf per
  day) for calendar year ended:
         December 31, 1996...........    142        2         33       217 (6)     144     373     398     109       --
         December 31, 1995...........     71        3         42       226 (6)      83     352     327     118       --
         December 31, 1994...........     76        3         59       233 (6)      57 (4) 366     326     114       --


(1) Initially, the Partnership owned 100% of the Louisiana Offshore Gathering Systems and the Manta Ray System and operated each system independently. In May 1996, these two systems were integrated, merged and renamed the Manta Ray Gathering System. In January 1997, the Partnership contributed substantially all of the Manta Ray Gathering System to Manta Ray Offshore.
(2) Regulated Pipelines are subject to extensive rate regulation by the FERC. See "- Regulation."
(3) Represents the approximate aggregate capacity of the five pipelines comprising the Manta Ray Offshore system, excluding facilities under construction. See (1) above.
(4)  The gathering system was placed in service in November 1994.
(5) In January 1997, the Partnership contributed 161 miles of pipeline to Manta Ray Offshore. The Partnership continues to own 100% of two offshore platforms, 19 miles of oil pipeline and 14 miles of gas pipeline which were formerly a part of the Manta Ray Gathering System.
(6)  Represents 100% ownership interest during this period.

     The Partnership operates all of its 100% owned pipelines, the Viosca Knoll system and, currently, a portion of the Manta Ray Offshore system. The remaining joint venture pipelines are operated by unaffiliated pipeline companies.

     RECENT EVENTS

     FORMATION OF STRATEGIC NEW PIPELINE JOINT VENTURES

     Poseidon. In February 1996, the Partnership and Texaco, Inc. ("Texaco") formed POPCO, which at inception, was 50% owned by the Partnership and 50% owned by a subsidiary of Texaco. Pursuant to the terms of organizational documents, the Partnership initially contributed assets, at net book value, related to the construction of the initial phase of Poseidon as well as certain dedication agreements with producers, and Texaco initially contributed an equivalent amount of cash as well as its rights under certain agreements. In July 1996, Marathon Oil Company ("Marathon") joined POPCO by contributing its interest in 58 miles of nearby crude oil pipelines and dedicating its portion of oil reserves attached to such pipelines to Poseidon for transportation. As a result, each of the Partnership and Texaco now owns a 36% interest in POPCO and Marathon owns the remaining 28% interest. In April 1996, Phase I of Poseidon, a 117-mile segment extending in an easterly direction from the Partnership's 50% owned platform in Garden Banks Block 72 to a platform in Ship Shoal Block 332, was placed in service. Phase II of Poseidon, an 83-mile segment, extending in a northerly direction from the Ship Shoal Block 332 Platform to Calliou Island, Louisiana, was placed in service in December 1996.

     In order to move crude oil from the terminus of Poseidon at Calliou Island to Houma or St. James, Louisiana, POPCO currently uses existing Texaco pipelines. POPCO anticipates building a new 24-inch diameter pipeline from Calliou Island to Houma, Louisiana which should be operational in late 1997. POPCO has an agreement pursuant to which Texaco Pipelines Inc. will provide downstream capacity for POPCO from Larose and/or Houma, Louisiana to St. James, Louisiana.

     Recently, POPCO has been successful in obtaining long-term commitments for production from several properties containing significant reserves. POPCO has contracted with Phillips Petroleum Company, Amoco Petroleum Company and Anadarko Petroleum Company with respect to the Mahogany field, Newfield Exploration with respect to Vermilion Block 398, Mobil Oil with respect to South Marsh Island Block 205, and the Partnership and MidCon Corp. with respect to Garden Banks Block 72 and Garden Banks Block 117. In addition, discussions are currently pending with a number of other producers regarding commitments of reserves to Poseidon.

     Poseidon is operated by a subsidiary of Texaco. It is anticipated that any additional construction and installation costs of Poseidon will be funded pursuant to the POPCO Credit Facility as discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Nautilus and Manta Ray Offshore. In January 1997, the Partnership and affiliates of Marathon and Shell Oil Company ("Shell") formed Nautilus to build and operate an interstate natural gas pipeline system, and Manta Ray Offshore to acquire, operate and extend an existing gathering system that will be connected to the Nautilus system, once it is constructed. Each of the two new companies was formed to serve growing production areas in the Green Canyon area of the Gulf and are owned 50% by Shell, 24.3% by Marathon and 25.7% by the Partnership. The total cost of the two systems, including substantially all of the Manta Ray Offshore system which was contributed to Manta Ray Offshore by the Partnership, is approximately $270.0 million. The Nautilus system, a new jurisdictional interstate pipeline, will consist of a 30-inch line downstream from Ship Shoal Block 207 connecting to the Exxon Company USA operated Garden City gas processing plant, onshore Louisiana. Upstream of the Ship Shoal 207 terminal, the existing Manta Ray Offshore gathering system will be extended into a broader gathering system that would serve shelf and deep water production around Ewing Bank Block 873 to the east and Green Canyon Block 65 to the west. Affiliates of Marathon and Shell have committed to each of the Nautilus and Manta Ray Offshore systems significant deep water acreage positions in the area, including the recently announced Troika field (Green Canyon Block 244), and will provide the majority of the capital funding for the new construction. The Partnership may provide some funding in addition to the contribution of the Manta Ray Offshore system.

     ADDITIONAL CAPACITY FOR THE VIOSCA KNOLL GATHERING SYSTEM

     In November 1994, Viosca Knoll completed the construction and placed in service the Viosca Knoll system, a 50% owned gathering system operated by the Partnership. The 100-mile system redelivers gas into two downstream pipelines and was designed to transport 400 million cubic feet of gas per day without compression. During 1996, Viosca Knoll installed a 6,000 horsepower compressor on the Partnership's Viosca Knoll 817 platform. The pipeline compressor was required to meet operating pressures on downstream interstate pipelines with which it is interconnected, resulting in an increase in the throughput capacity of the Viosca Knoll system to approximately 700 million cubic feet of gas per day. The additional capacity was needed to transport new gas volumes during 1997 from the Shell operated Southeast Tahoe and Ram-Power fields as well as other new deep water projects in the area.

     OIL AND GAS SUPPLY

     The reserves that are currently available for transportation on the Pipelines are depleting assets and, as such, will be produced over a finite period. Each of the Pipelines must access additional reserves to offset the natural decline in production from existing wells connected thereto. Management believes that there will be sufficient reserves available to the Gas Pipelines for transportation to maintain throughput at or near current levels for at least the next five years. Initial deliveries from Poseidon began in April 1996, and management believes that there will be significant increases in reserves attached to and transportation through Poseidon over the next several years. As more fully discussed below, the Green Canyon, Viosca Knoll, HIOS and Stingray systems experienced an increase in transportation volumes in 1996 as compared with the previous year. Conversely, each of the Tarpon, Ewing Bank and UTOS systems and the Manta Ray Gathering System experienced decreases in volumes transported in 1996 as compared with 1995.

     The Green Canyon system's average daily throughput increased 101% for 1996 as compared with 1995. This increase was due to additional connections to the Green Canyon system during 1996 at Green Canyon Block 136 and South Marsh Island Block 192. The Viosca Knoll system experienced an increase of 77% in throughput during 1996 primarily as a result of the initiation of production from Viosca Knoll Block 817. See "-- Oil and Gas Properties -- Viosca Knoll Block 817". HIOS experienced an increase in transportation volume of 22% for the year ended December 31, 1996 as compared with the previous year. HIOS accesses the East Breaks and Garden Banks areas of the flextrend and deepwater areas of the Gulf. Management believes that development in these and other areas served by HIOS is likely to occur in future years, resulting in additional throughput on HIOS, and partially offsetting the continuing decline in reservoir deliverability from existing wells connected to HIOS. For the year ended December 31, 1996, Stingray experienced an increase in throughput of 6% as compared with the previous year.

     The Tarpon system experienced a throughput decrease of 20% for the year ended December 31, 1996 as compared with the previous year. This decrease was primarily attributable to the normal decline of existing connected fields. The Ewing Bank system connects the Ewing Bank 914 #2 well of Tatham Offshore, Inc. ("Tatham Offshore"), an affiliate of the Partnership, to a shallow water platform located at Ewing Bank Block 826. All of the production from Tatham Offshore's eight block Ewing Bank project area is dedicated to the Partnership for transportation. See the Partnership's "Notes to Consolidated Financial Statements -- Note 9 -- Related Party Transactions" located elsewhere in this Annual Report. UTOS experienced a decrease in transportation volume of 7% for the year ended December 31, 1996 as compared with the previous year. The reduction in volumes transported on UTOS is a result of competition from another interstate pipeline connected at UTOS' source of supply. For the year ended December 31, 1996, the Manta Ray Gathering System experienced a throughput decline of 4% from the previous year. This decrease in throughput was primarily the result of lower production from a low margin field connected to the system.

     Poseidon initiated transportation services in April 1996 and transported an average of 30,000 barrels of oil per day during such portion of 1996. During 1996, Poseidon added production from six new fields and anticipates adding additional supply as new subsalt and deep water fields are developed in its service area.

OFFSHORE PLATFORMS AND OTHER FACILITIES

     Offshore platforms play a key role in the development of oil and gas reserves and the offshore pipeline network. Platforms are used to tie together the offshore pipeline grid and to provide an efficient means to perform pipeline maintenance operations and operate compression facilities. The Partnership has ownership interest in five strategically located platforms in the Gulf.

     Viosca Knoll Block 817. During 1995, the Partnership completed the installation of a 100% owned multipurpose platform in Viosca Knoll Block 817 (the "VK 817 Platform"). The VK 817 Platform was used by the Partnership as a base for conducting drilling operations for oil and gas reserves located on the Viosca Knoll Block 817 lease. In addition, the platform serves as a base for landing other deepwater production in the area thereby generating platform access and processing fees for the Partnership. The Partnership also leases platform space to Viosca Knoll for the location of compression equipment for the Viosca Knoll system.

     Garden Banks Block 72. The Partnership owns a 50% interest in a multipurpose platform located in Garden Banks Block 72 (the "GB 72 Platform"). The GB 72 Platform is located at the south end of the Stingray system and serves as the westernmost terminus of Poseidon. The GB 72 Platform was also used as a drilling and production platform and as the landing site for production from the Partnership's Garden Banks Block 117 lease located in an adjacent lease block.

     Ship Shoal Block 332. The Partnership owns a 100% interest in a platform located in Ship Shoal Block 332 (the "SS 332 Platform"). The SS 332 Platform serves as a junction platform for gas pipelines in Manta Ray Offshore's system as well as an eastern junction for Poseidon.

     Ship Shoal Block 207. The Ship Shoal Block 207 platform (the "SS 207 Platform") was contributed to Manta Ray Offshore by the Partnership as part of its original capital contribution to the joint venture. The SS 207 Platform serves as the northern junction platform for the Manta Ray Offshore system as well as the offshore terminus of the proposed Nautilus system.

     South Timbalier Block 292. The South Timbalier Block 292 platform (the "ST 292 Platform") is a 100% owned facility located at the easternmost terminus of Manta Ray Offshore's system. The ST 292 Platform serves as a landing site for gas production in the area.

     Other Facilities. Through its 50% ownership interest in West Cameron Dehy, the Partnership owns an interest in certain dehydration facilities located at the northern terminus of the Stingray system, onshore Louisiana.

OIL AND GAS PROPERTIES

     GENERAL

     The Partnership conducts exploration and production activities primarily through Flextrend Development Company, L.L.C. ("Flextrend Development"), a subsidiary of the Partnership. Flextrend Development is an independent energy company engaged in the development and production of reserves located offshore the United States in the Gulf, focusing principally on the flextrend and deepwater areas. As of December 31, 1996, the Partnership owns working interests in three lease blocks in the Gulf comprising 17,280 gross (10,080 net) acres with proved reserves estimated to be 3.0 million barrels of oil and
43.8 Bcf of gas, net to the Partnership's interest, based on a reserve report prepared by Netherland, Sewell & Associates, Inc. ("Netherland, Sewell"). See "-- Oil and Gas Reserves" for a discussion of the assumptions used in, and inherent difficulties relating to, estimating reserves.

     On June 30, 1995, Flextrend Development entered into a purchase and sale agreement (the "Purchase and Sale Agreement") with Tatham Offshore pursuant to which Flextrend Development acquired, subject to certain reversionary rights, a 75% working interest in Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117 (the "Assigned Properties") for $30 million. Flextrend Development is entitled to retain all of the revenue attributable to the Assigned Properties until it has received net revenue equal to the Payout Amount (as defined below), whereupon Tatham Offshore is entitled to receive reassignment of a portion of the Assigned Properties, subject to conditions as discussed below. "Payout Amount" is defined as an amount equal to all costs incurred by Flextrend Development with respect to the Assigned Properties (including the $30 million acquisition cost paid to Tatham Offshore) plus interest thereon at a rate of 15% per annum. Effective February 1, 1996, the Partnership entered into an agreement with Tatham Offshore regarding certain transportation agreements that increased the amount recoverable from the Payout Amount by $7.5 million plus interest. See the Partnership's "Notes to Consolidated Financial Statements -- Note 9 -- Related Party Transactions" located elsewhere in this Annual Report.

     Effective December 10, 1996, Flextrend Development exercised its option to permanently retain 50% of the acquired working interest in all Assigned Properties in exchange for forgiving 50% of the then-existing Payout Amount, exclusive of the $7.5 million plus interest added to the Payout Amount in February 1996. Flextrend Development's election to retain 50% of the acquired working interest in all three of the Assigned Properties reduced the Payout Amount from $94.0 million to $50.8 million as of December 10, 1996. Subsequent to December 10, 1996, only 50% of the development and operating costs attributable to the Assigned Properties are added to the Payout Amount and 50% of the net revenue from the Assigned Properties will reduce the Payout Amount. As of December 31, 1996, the Payout Amount balance was $49.6 million comprised of (i) initial acquisition and transaction costs of $32.1 million, (ii) developing and operating costs of $84.6 million, (iii) prepaid demand charges of $7.5 million and (iv) interest of $13.1 million, reduced by the sum of (i) net revenue of $44.5 million and (ii) forgiveness of $43.2 million of the Payout Amount as a result of Flextrend Development's decision to retain 50% of the acquired working interests in the Assigned Properties. Tatham Offshore and the Partnership have also agreed that in the event Tatham Offshore furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment. As of December 31, 1996, all of the Assigned Properties are on production.

     PRODUCING OIL AND GAS PROPERTIES

     Viosca Knoll Block 817. Viosca Knoll Block 817 is a producing property that is comprised of 5,760 gross (4,320 net) acres located 40 miles off the coast of Louisiana in approximately 650 feet of water. Pursuant to the Purchase and Sale Agreement, Flextrend Development acquired from Tatham Offshore a 75% working interest in Viosca Knoll Block 817 from the sea-floor through the stratigraphic equivalent of the base of the Tex X-6 Sand, subject to certain reversionary rights.

     Flextrend Development, as operator, has concluded the drilling program and has placed eight wells on production on Viosca Knoll Block 817. The Viosca
Knoll Block 817 project is currently producing an aggregate of approximately
106 MMcf of gas and 340 barrels of oil per day. From inception of production in December 1995 through December 31, 1996, the Viosca Knoll project has produced 15.3 Bcf of gas and 3,100 barrels of oil, to Flextrend Development's net revenue interest. Netherland, Sewell estimates that approximately 37.5 Bcf of proved gas reserves and 382,000 barrels of proved oil reserves are attributable to Flextrend Development's interest in the Viosca Knoll Block 817 project as of December 31, 1996. Production from Viosca Knoll Block 817 is dedicated to the Partnership for transportation through the Viosca Knoll system. Pursuant to Flextrend Development's election on December 10, 1996, Tatham Offshore will receive a reassignment of a 37.5% working interest upon satisfaction of the Payout Amount.

     Garden Banks Block 72. Garden Banks Block 72 covers 5,760 gross (2,880 net) acres and is located 120 miles off the coast of Louisiana in approximately 550 feet of water. Tatham Offshore and Midcon Exploration Company ("MidCon Exploration") jointly bought the Garden Banks Block 72 lease in the August 1991 OCS lease sale for a joint bid of $3.7 million. On June 30, 1995, Flextrend Development acquired from Tatham Offshore its 50% working interest (approximately 40.2% net revenue interest) in Garden Banks Block 72, subject to certain reversionary rights. MidCon Exploration owns the remaining 50% working interest in Garden Banks Block 72.

     Since May 1996, Flextrend Development has placed five wells on production at Garden Banks Block 72. Production at Garden Banks Block 72 totaled 655 MMcf of gas and 249,000 barrels of oil, to Flextrend Development's net revenue interest from the inception of production in May 1996 through December 31, 1996. Netherland, Sewell estimates that approximately 1,244,000 barrels of proved oil reserves and 4.1 Bcf of proved gas reserves are attributable to Flextrend Development's interest in the Garden Banks Block 72 project as of December 31, 1996. The five wells are currently producing a total of approximately 3,500 barrels of oil, 14 MMcf of gas and 550 barrels of water per day from seven completions. Gas production from Garden Banks Block 72 is being transported through the Stingray system and the oil production is being transported through Poseidon. Pursuant to Flextrend Development's election on December 10, 1996, Tatham Offshore will receive a reassignment of a 25% working interest upon satisfaction of the Payout Amount.

     Garden Banks Block 117. Garden Banks Block 117 covers 5,760 gross (2,880 net) acres adjacent to Garden Banks Block 72 and is located in approximately 1,000 feet of water. Tatham Offshore and MidCon Exploration jointly acquired the Garden Banks Block 117 lease from Shell Offshore, Inc. ("Shell Offshore") under a farm-in arrangement. The farm-in agreement provides that Shell Offshore retains a 1/12 overriding royalty interest in Garden Banks Block 117 with an option to convert the overriding royalty interest into a 30% working interest after the property has produced 25 million net equivalent barrels of oil. In November 1994, Tatham Offshore completed the drilling of a new field discovery at Garden Banks Block 117 with its Garden Banks 117 #1 well. On June 30, 1995, Flextrend Development acquired from Tatham Offshore its 50% working interest (approximately 37.5% net revenue interest) in Garden Banks Block 117, subject to certain reversionary rights. MidCon Exploration owns the remaining 50% working interest in Garden Banks Block 117.

     In July 1996, Flextrend Development initiated production from the Garden Banks 117 #1 well which is currently producing approximately 1,700 barrels of oil, 3 MMcf of gas and 3,700 barrels of water per day. Since inception of production through December 31, 1996, Garden Banks Block 117 produced 237 MMcf of gas and

142,000 barrels of oil, to Flextrend Development's net revenue interest. Flextrend Development has drilled a second successful well at Garden Banks Block 117 which is expected to be placed on production in April 1997. Netherland, Sewell estimates that approximately 1,340,000 barrels of proved oil reserves and 2.2 Bcf of proved gas reserves are attributable to Flextrend Development's interest in the Garden Banks Block 117 project as of December 31, 1996. Gas production from Garden Banks Block 117 is transported on the Stingray system and oil production is transported through Poseidon. Pursuant to Flextrend Development's election on December 10, 1996, Tatham Offshore will receive a reassignment of a 25% working interest upon satisfaction of the Payout Amount.

     OVERRIDING ROYALTY INTERESTS

     The Partnership also owns an overriding royalty interest in the six lease block Ewing Bank Unit operated by Tatham Offshore. This override entitles the Partnership to receive from approximately 3.56% to 5.34% (depending on the water depth of the specific lease block) of the future gross revenue from production from the Ewing Bank Unit, except for the Ewing Bank 914 #2 well, in which the Partnership is entitled to receive 7.13% of the gross revenue from production. The Ewing Bank 914 #2 well is currently the only producing well in the Ewing Bank Unit. For the year ended December 31, 1996, the Partnership received royalties in the amount of $0.7 million from its overriding royalty interest in the Ewing Bank 914 #2 well. In addition to its royalty interest in the Ewing Bank Unit, the Partnership owns certain other minority interests in oil and gas leases which are not material to the business of the Partnership.

     OIL AND GAS RESERVES

     Estimates of the Partnership's oil and gas reserves as of December 31, 1996 relative to its working interests have been made by Netherland, Sewell. Estimates relating to the Partnership's overriding royalty interest in the Ewing Bank Unit have been made by the Partnership's reservoir engineers. Total proved developed and proved undeveloped reserves of oil and gas were as follows:

                                                           December 31, 1996
                                       Oil (barrels)                                 Gas(1)(MMcf)
                         ------------------------------------------   -------------------------------------------
                           Proved          Proved                        Proved         Proved
                          Developed       Developed      Proved         Developed      Developed       Proved
                          Producing     Non Producing  Undeveloped      Producing    Non Producing   Undeveloped
                         ------------   ------------   ------------   ------------   ------------   ------------
Viosca Knoll Block 817        362,000         20,000           --           34,853          2,630           --
Garden Banks Block 72       1,085,000        159,000           --            3,178            938           --
Garden Banks Block 117        139,000      1,201,000           --              229          1,983           --
Ewing Bank Unit                11,000        172,000        313,000             24            240            439
                         ------------   ------------   ------------   ------------   ------------   ------------
  Total                     1,597,000      1,552,000        313,000         38,284          5,791            439
                         ============   ============   ============   ============   ============   ============

(1) Gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit.

     In general, estimates of economically recoverable oil and natural gas reserves and of the future net revenue therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and gas prices, future operating costs and future plugging and abandonment costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenue expected therefrom, prepared by different engineers or by the same engineers at different sites, may vary substantially. The meaningfulness of such estimates is highly dependent upon the assumptions upon which they are based.

     Furthermore, production from Garden Banks Block 117, Garden Banks Block 72 and Viosca Knoll Block 817 was initiated in July 1996, May 1996 and December 1995, respectively, and, accordingly, estimates of future production are based on this limited history. Estimates with respect to proved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than upon actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves. A significant portion of the Partnership's reserves is based upon volumetric calculations.

     The following table sets forth as of December 31, 1996, the estimated future net cash flows and the present value of estimated future net cash flows discounted at 10% per annum from the production and sale of the proved developed and undeveloped reserves attributable to the Partnership's interest in oil and gas properties as of such date, as determined by Netherland, Sewell and the Partnership's reservoir engineers in accordance with the requirements of applicable accounting standards, before income taxes.

                                                               December 31, 1996
                                         ---------------------------------------------------------
                                            Proved                 Proved                Total
                                           Developed             Undeveloped            Proved
                                                                (in thousands)
Estimated future net cash flows from
    proved reserves before
    income taxes(1)                      $   179,154              $     8,810         $   187,964

Present value of estimated future net
    cash flows from proved reserves
    before income taxes (discounted
    at 10%)                              $   150,817              $     4,821         $   155,638

--------------------
(1) The average oil and gas prices, as adjusted by lease for gravity and Btu content, transportation and marketing fees, regional posted price differences and oil and gas price hedges in place and weighted by production over the life of the proved reserves, used in the calculation of estimated future net cash flows at December 31, 1996 are $22.55 per barrel and $2.88 per Mcf. The Partnership received an average of $22.24 per barrel and $2.42 per Mcf for its February 1997 oil and gas production, respectively.

     In accordance with applicable requirements of the Securities and Exchange Commission (the "Commission"), the estimated discounted future net revenues from estimated proved reserves are based on prices and costs at year end unless future prices or costs are contractually determined at such date. Actual future prices and costs may be materially higher or lower. Actual future net revenue also will be affected by factors such as actual production, supply and demand for oil and gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs.

     In accordance with methodology approved by the Commission, specific assumptions were applied in the computation of the reserve evaluation estimates. Under this methodology, future net cash flows are determined by reducing estimated future gross cash flows to the Partnership for oil and gas sales by the estimated costs to develop and produce the underlying reserves, including future capital expenditures, operating costs, transportation costs, royalty and overriding royalty burdens on certain of the Partnership's properties.

     Future net cash flows were discounted at 10% per annum to arrive at discounted future net cash flows. The 10% discount factor used to calculate present value is required by the Commission, but such rate is not necessarily the most appropriate discount rate. Present value of future net cash flows, irrespective of the discount rate used, is materially affected by assumptions as to timing of future oil and gas prices and production, which may prove to be inaccurate. In addition, the calculations of estimated net revenue do not take into account the effect of certain cash outlays, including, among other things, general and administrative costs, interest expense and Partnership distributions. The present value of future net cash flows shown above should not be construed as the current market value as of December 31, 1996, or any prior date, of the estimated oil and gas reserves attributable to the Partner-ship's properties.

     PRODUCTION, UNIT PRICES AND COSTS

     The following table sets forth certain information regarding the production volumes of, average unit prices received for and average production costs for the Partnership's sale of gas and oil for the periods indicated:

                                            Natural Gas (MMcf)                    Oil (barrels)
                                          Year Ended December 31,            Year Ended December 31,
                                         -------------------------            ---------------------
                                         1994     1995        1996            1994    1995     1996
                                         ----     ----        ----            ----    ----     ----
Net production (1)                        --        392      15,730            --      --    393,000
Average sales price (1)                   --    $  2.35     $  2.37            --      --   $  21.76
Average production costs (1) (2)          --    $  0.44     $  0.27            --      --   $   1.59

---------------

(1) Substantially all of the oil and gas sales revenue for the year ending December 31, 1994 was from the Partnership's overriding royalty interest in the Ewing Bank 914 #2 well. The information regarding production, unit prices and costs excludes overriding royalty interests.
(2) The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include third party transportation expenses, maintenance and repair, labor and utilities costs.

     The relationship between average sales prices and average production costs depicted by the table above is not necessarily indicative of future results of operations expected by the Partnership.

     ACREAGE

     The following table sets forth the developed and undeveloped oil and gas acreage in which the Partnership held a working interest as of December 31, 1996. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of gas and oil, regardless of whether or not such acreage contains proved reserves. Gross acres in the following table refer to the combined number of acres in which a working interest is owned by the Partnership. The number of net acres is the sum of the fractional ownership of current working interest owned by the Partnership in the gross acres.

                                                   Gross             Net
                                                  ------           ------
                  Developed acreage                4,072            2,654
                  Undeveloped acreage             13,208            7,426
                                                  ------           ------
                  Total acreage                   17,280           10,080
                                                  ======           ======

     OIL AND GAS DRILLING ACTIVITY

     The following table sets forth the gross and net number of productive, dry and total exploratory wells and development wells that Flextrend Development has drilled in each of the respective years:

                                               Year Ended December 31,
                                 ---------------------------------------------------
                                      1994              1995                1996
                                 ---------------   ---------------   ---------------
                                  Gross    Net      Gross    Net       Gross    Net
EXPLORATORY
       Productive ............     --       --       --       --       1.00     0.50
       Dry ...................     --       --       --       --       --       --
                                 ------   ------   ------   ------   ------   ------
         Total ...............     --       --       --       --       1.00     0.50
                                 ======   ======   ======   ======   ======   ======

DEVELOPMENT
       Productive ............     --       --       1.00     0.75    12.00     7.75
       Dry ...................     --       --       --       --       3.00     1.75
                                 ------   ------   ------   ------   ------   ------
         Total ...............     --       --       1.00     0.75    15.00     9.50
                                 ======   ======   ======   ======   ======   ======

     As of March 14, 1997, Flextrend Development owned 14 gross (9 net) producing wells and is in the process of completing one gross (0.5 net) development well.

MAJOR ENCUMBRANCES

     All of the operating assets in which the Partnership owns an interest are owned by subsidiaries or Equity Investees of the Partnership. Substantially all of the assets of the Partnership (primarily its interest in its subsidiaries) and its subsidiaries are pledged as collateral to secure obligations under the Partnership Credit Facility, as hereinafter defined. In addition, certain of the Equity Investees currently have, and others are expected to have, credit facilities pursuant to which substantially all of such Equity Investees' assets are or would be pledged. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

REGULATION

     The oil and gas industry is extensively regulated by federal and state authorities in the United States. Legislation affecting the oil and gas industry is under constant review and statutes are constantly being adopted, expanded or amended. Further, numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas industry increases its cost of doing business.

     General. The design, construction, operation and maintenance by the Gas Pipelines of certain of their gas transmission facilities are subject to regulation by the Department of Transportation under the Natural Gas Pipeline Safety Act of 1968 as amended (the "NGPSA"). Operations in offshore federal waters are regulated by the Department of Interior and the FERC. Under the Outer Continental Shelf Lands Act (the "OCSLA"), as implemented by the FERC, pipelines that transport natural gas across the Outer Continental Shelf ("OCS") must offer nondiscriminatory transportation of natural gas on behalf of others. Substantially all of the pipeline network owned by the Pipelines is located in federal waters in the Gulf, and the related rights-of-way were granted by the federal government, the agencies of which oversee such pipeline operations. Federal rights-of-way require compliance with detailed federal regulations and orders which regulate such operations.

     Poseidon is subject to regulation under the Hazardous Liquid Pipeline Safety Act ("HLPSA"). Operations in offshore federal waters are regulated by the Department of the Interior. In addition, under the OCSLA, as implemented by the FERC, pipelines that transport crude oil across the OCS must offer nondiscriminatory access to other potential shippers of crude. Poseidon is located in federal waters in the Gulf, and its right-of-way was granted by the federal government. Therefore, the FERC may assert that it has jurisdiction to compel Poseidon to grant access under the OCSLA to other shippers of crude oil and to apportion the capacity of the line among owner and non-owner shippers.

     Rates. Each of the Regulated Pipelines (Stingray, HIOS and UTOS) is classified as a "natural gas company" by the NGA. Consequently, the FERC has jurisdiction over the Regulated Pipelines with respect to transportation of gas, rates and charges, construction of new facilities, extension or abandonment of service and facilities, accounts and records, depreciation and amortization policies and certain other matters. In addition, the Regulated Pipelines, where required, hold certificates of public convenience and necessity issued by the FERC covering their facilities, activities and services.

     Under the NGA and the Natural Gas Policy Act of 1978, as amended (the "NGPA"), and the applicable FERC regulations, the Regulated Pipelines may not charge or collect more than the maximum rates on file with the FERC. FERC regulations permit natural gas pipelines to charge maximum rates that generally allow pipelines the opportunity to (i) recover operating expenses, (ii) recover the pipeline's undepreciated investment in property, plant and equipment ("rate base") and (iii) receive an overall allowed rate of return on the pipeline's rate base. The Partnership believes that even after the rate base of any Regulated Pipeline is substantially depleted, the FERC will allow such Regulated Pipeline to recover a reasonable return, whether through a management fee or otherwise.

     Each of Stingray, HIOS and UTOS are currently operating under agreements with their respective customers that provide for rates that have been approved by the FERC and which should remain in effect through at least the fourth quarter of 1998. Stingray, HIOS and UTOS have each agreed to file new rate cases in the fourth quarter of 1998.

     On May 28, 1992, Tarpon filed a petition requesting the FERC to declare its offshore system to be a gathering facility exempt from the FERC's jurisdiction and to vacate the order certificating the facilities. On July 20, 1992, the FERC denied Tarpon's petition. Tarpon filed a request for rehearing on November 17, 1992, and the FERC denied such request. Tarpon appealed the FERC's decision to the United States Court of Appeals for the District of Columbia

Circuit (the "D.C. Circuit") on November 20, 1992. The proceedings before the D.C. Circuit have been stayed pending action by the FERC with respect to a motion filed by Tarpon on February 23, 1993 requesting the FERC reopen and reconsider its orders rejecting Tarpon's petition, which motion was renewed on June 25, 1996. On March 13, 1997, the FERC issued an order declaring Tarpon's facilities exempt from NGA regulation under the gathering exception. Tarpon has agreed to continue service for its shippers on the terms and conditions, and at the rate reflected in its current tariff for at least two years from the date of the order.

     None of the Green Canyon, Ewing Bank, Manta Ray Offshore or Viosca Knoll systems is currently considered a "natural gas company" under the NGA. Consequently, these companies are not subject to extensive FERC regulation under the NGA or the NGPA and are thus allowed to negotiate the rates and terms of service with their respective shippers, subject to the "equal access" requirements of the OCSLA, which requirements are administered by the FERC. The FERC has asserted its NGA rate jurisdiction over services performed through gathering facilities owned by a natural gas company (as defined in the NGA) when such services were performed "in connection with" transportation services provided by such natural gas company. Whether, and to what extent, the FERC should exercise any NGA rate jurisdiction it may be found to have over gathering facilities owned either by natural gas companies or affiliates thereof is subject to case-by-case review by the FERC. Based on current FERC policy and precedent, the Partnership does not anticipate that the FERC will assert or exercise any NGA rate jurisdiction over the Green Canyon, Ewing Bank, Manta Ray Offshore or Viosca Knoll systems, so long as the services provided through such lines are not performed "in connection with" transportation services performed through any of the Regulated Pipelines.

     The FERC has generally disclaimed jurisdiction to set rates for oil pipelines in the OCS under the Interstate Commerce Act ("ICA"). Therefore, unless the FERC's jurisdiction is successfully invoked under OCSLA to remedy a denial of non-discriminatory access, or the FERC reverses its decision that the ICA does not apply to OCS oil pipelines, commencement of service on Poseidon will not subject it to rate regulation.

     Production and Development. The production and development operations of the Partnership are subject to regulation at the federal and state levels. Such regulation includes requiring permits for the drilling of wells and maintaining bonding and insurance requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The Partnership's production and development operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled, the levels of production, and the unitization or pooling of gas and oil properties.

     The Partnership presently has interests in or rights to offshore leases located in federal waters. Federal leases are administered by the Minerals Management Service of the U.S. Department of the Interior ("MMS"). Individuals and entities must qualify with the MMS prior to owning and operating any leasehold or right-of-way interest in federal waters. Such qualification with the MMS generally involves filing certain documents with the MMS and obtaining an area-wide performance bond and, in some cases, supplemental bonds representing security deemed necessary by the MMS in excess of the area-wide bond requirements for facility abandonment and site clearance costs.

PIPELINE MAINTENANCE

     Each of the Pipelines requires regular and thorough maintenance. The interior of the pipelines are maintained through the regular "pigging" of the lines. Pigging involves propelling through the line a large spherical object which collects, or pushes, any condensate and other liquids on the walls or at the bottom of the pipeline through the line and out the far end. More sophisticated pigging devices include those with scrapers, brushes and x-ray devices, however, such pigging devices are usually deployed only on an as needed basis. On a continual basis, corrosion inhibitors are injected into all of the systems through the gas stream. To prevent external corrosion of the pipe, sacrificial anodes are fastened to the pipeline itself at prescribed intervals, providing exterior corrosion protection from sea water. The platforms are painted to the waterline every three to five years to prevent atmospheric corrosion. Sacrificial anodes are also fastened to the platform legs below the waterline to prevent corrosion. A sacrificial anode is a zinc aluminum alloy fixture that is attached to the exterior of a steel object to attract the corrosive reaction that occurs between steel and saltwater to the fixture itself, thus protecting the steel object from corrosion. Remote operated vehicles or divers inspect the platforms below the waterline usually every five years.

     The Stingray, HIOS, Viosca Knoll, Manta Ray Offshore and Poseidon systems include platforms that are manned on a continuous basis. The personnel onboard the platforms are responsible for site maintenance, operations of the facilities on the platform, measurement of the gas stream at the source of production and corrosion control (pig launching and inhibitor injection).

OPERATIONAL HAZARDS AND INSURANCE

     A pipeline may experience damage as a result of an accident or other natural disaster. The Partnership's production and development operations are subject to the usual hazards incident to the drilling and production of natural gas and crude oil, such as blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damages and suspension of operations. To mitigate the impact of repair costs associated with such an accident or disaster, the Partnership maintains insurance of various types that it considers to be adequate to cover its operations. The Insurance Package covers all of the Partnership's assets in amounts that the Partnership considers reasonable, other than for the Partnership's 50% interest in the assets of Stingray, for which insurance is carried at the Stingray partnership level. The Insurance Package is subject to deductibles that the Partnership considers reasonable and not excessive. The Partnership's insurance does not cover every potential risk associated with operating pipelines or the drilling and production of oil and natural gas. Consistent with insurance coverage generally available to the industry, the Partnership's insurance policies do not provide coverage for losses or liabilities relating to pollution, except for sudden and accidental occurrences.

     The occurrence of a significant event not fully insured or indemnified against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect the Partnership's operations and financial condition. Moreover, no assurance can be given that the Partnership will be able to maintain adequate insurance in the future at rates it considers reasonable.

ENVIRONMENTAL

     General. The Partnership's operations are subject to extensive federal, state and local regulatory requirements relating to environmental affairs, health and safety, waste management and chemical products. To the Partnership's knowledge, the Pipelines are in substantial compliance, and are expected to continue to comply in all material respects, with applicable environmental laws, regulations and ordinances.

     It is possible, however, that future developments, such as stricter environmental laws, regulations or enforcement policies could affect the handling, manufacture, use, emission or disposal of substances or wastes by the Partnership or the Pipelines. Moreover, some risk of environmental costs and liabilities is inherent in the Partnership's operations and products as it is with other companies engaged in similar or related businesses, and there can be no assurance that material costs and liabilities, including substantial fines and criminal sanctions for violation of environmental laws and regulations, will not be incurred by the Partnership.

     Pipeline Transportation. In addition to the NGA, the NGPA and the OCSLA, several federal and state statutes and regulations may pertain specifically to the operations of the Pipelines. The Hazardous Materials Transportation Act, as amended, regulates materials capable of posing an unreasonable risk to health, safety and property when transported in commerce. The NGPSA and the HLPSA authorize the development and enforcement of regulations governing pipeline transportation of natural gas and hazardous liquids. While federal jurisdiction is exclusive over regulated pipelines, the statutes allow states to impose additional requirements for intrastate lines if compatible with federal programs. Both Texas and Louisiana have developed regulatory programs that parallel the federal program for the transportation of natural gas by pipelines.

     Solid Waste. The Pipelines' operations may generate or transport both hazardous and nonhazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act and comparable state statutes. Further, it is possible that some wastes that are currently classified as nonhazardous, perhaps including wastes currently generated during pipeline operations, may, in the future, be designated as "hazardous wastes," which are subject to more rigorous and costly disposal requirements. Such changes in the regulations may result in additional expenditures or operating expenses by the Partnership.

     Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state statutes, also known as "Superfund" laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a site, and companies that transport, dispose of or arrange for the disposal of, the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Despite the "petroleum exclusion" of
Section 101 (14) that encompasses natural gas, the Partnership may generate or transport "hazardous substances" within the meaning of CERCLA, or comparable state statutes, in the course of its ordinary operations. Thus, the Partnership may be responsible under CERCLA or the state equivalents for all or part of the costs required to cleanup sites where a release has occurred.

     Air. The Partnership's operations may be subject to the Clean Air Act ("CAA") and comparable state statutes. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from operations. The Environmental Protection Agency (the "EPA") and the states have been developing regulations to implement these requirements. The Partnership may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. However, the Partnership does not believe its operations will be materially adversely affected by any such requirements.

     Water. The Federal Water Pollution Control Act ("FWPCA") imposes strict controls against the unauthorized discharge of produced waters and other oil and gas wastes into navigable waters. The FWPCA provides for civil and criminal penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and, along with the Oil Pollution Act of 1990 ("OPA"), imposes substantial potential liability for the costs of removal, remediation and damages. Similarly, the OPA imposes liability for the discharge of oil into or upon navigable waters or adjoining shorelines. Among other things, the OPA raises liability limits, narrows defenses to liability and provides more instances in which a responsible party is subject to unlimited liability. One provision of the OPA requires that offshore facilities establish and maintain evidence of financial responsibility of $150 million. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of an unauthorized discharge of petroleum or its derivatives into state waters. Further, the Coastal Zone Management Act authorizes state implementation and development of programs and management measures for nonpoint source pollution to restore and protect coastal waters.

     Endangered Species. The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened plant and animal species, nor destroy or modify the critical habitat of such species. Under the ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. The ESA provides for criminal penalties for willful violations of the Act. Other statutes which provide protection to animal and plant species and thus may apply to the Partnership's operations are the Marine Mammal Protection Act, the Marine Protection and Sanctuaries Act, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act.

COMPETITION

     Each of the Gas Pipelines is located in or near natural gas production areas that are served by other pipelines. As a result, each of the Partner-ship's systems face competition from both regulated pipelines and gathering systems with respect to its transportation services. Certain of these pipelines are not subject to the same level of rate and service regulation as, and may have a lower cost structure than, the Gas Pipelines, and other pipelines, such as long-haul transporters, have rate design alternatives unavailable to the Gas Pipelines. Consequently, such pipelines may be able to provide service on more flexible terms and at rates significantly below the rates offered by the Gas Pipelines. The Gas Pipelines' principal interstate pipeline competitors are Shell Offshore, Texaco Natural Gas, Inc., ANR Pipeline Company, Transco Energy Company, Trunkline Gas Co. ("Trunkline"), El Paso Tennessee Pipeline Co., Texas Eastern Transmission Corporation, Sea Robin Pipeline Company, Columbia Gas Transmission Corporation and their affiliates. Poseidon was built as a result of the Partnership's belief that additional sour crude oil capacity was required to transport new subsalt and deepwater oil production to shore. Poseidon's principal competitors for additional crude oil production will be the Texaco operated Eugene Island Pipeline System and the Shell operated Amberjack System. The Pipelines compete for new production with these and other competitors on the basis of geographic proximity to the production, cost of connection, available capacity, transportation rates and access to onshore markets. In addition, the ability of the Pipelines to access future reserves will be subject to the ability of the Pipelines or the producers to fund the anticipated significant capital expenditures required to connect the new production.
Several of the Pipelines' competitors are significantly larger and have more capital resources available to them than do the Pipelines.

     The exploration and production of oil and gas is highly competitive. Increases in worldwide energy production capability, decreases in energy consumption as a result of conservation efforts, and the continued development of alternate energy sources have brought about substantial surpluses in oil and gas supplies in recent years resulting in substantial competition for the marketing of oil and gas. As a result, there have been reductions in oil and gas prices and delays in producing and marketing natural gas after it is discovered. Changes in government regulations relating to the production, transportation and marketing of gas have also resulted in the abandonment by many pipelines of long-term contracts for the purchase of gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport natural gas for regulated fees and an increasing tendency to rely on short-term sales contracts priced at spot market prices. See "-- Regulation." Many of the Partnership's competitors have financial and other resources substantially in excess of those available to the Partnership and may, accordingly, be better positioned to acquire and exploit prospects, hire personnel and market production. In addition, many of the Partnership's larger competitors may be better able to withstand the effect of changes in factors such as worldwide oil and natural gas prices and levels of production, the cost and availability of alternative fuels and the application of government regulations, which affect demand for oil and natural gas production and are beyond the control of the Partnership.

EMPLOYEES

     Leviathan and the Partnership depend primarily upon the employees of and management services provided by DeepTech International Inc. ("DeepTech"), an affiliate of the Partnership, under a management agreement (the "Management Agreement"). The Partnership reimburses Leviathan, as General Partner, for all reasonable general and administrative expenses, and other reasonable expenses, incurred by it and its affiliates, including DeepTech, for or on behalf of the Partnership, including, without limitation, a management fee paid by Leviathan to DeepTech under the Management Agreement. A subsidiary of the Partnership has eight full time employees, based in Houma, Louisiana, to perform operational functions for its gas pipeline and platform operations.

CUSTOMERS AND CONTRACTS

     Principal Customers. See the Partnership's "Notes to Consolidated Financial Statements -- Note 13 -- Major Customers" for certain information regarding the Partnership's principal transportation customers. The Partnership sales all of its oil and gas production to Offshore Gas Marketing, Inc., an affiliate of the Partnership.

     The Gas Pipelines transport gas under both firm and interruptible transportation service agreements. Under firm service agreements, a pipeline is obligated to transport up to a specified maximum quantity of gas without interruption, except upon occurrence of a force majeure event. Firm customers generally pay a two part rate, a demand charge and a commodity charge. The demand charge is payable monthly based on the maximum contract quantity the pipeline is obligated to transport, without regard to the quantity actually transported during such month. The commodity charge is payable monthly based on the actual quantity of gas transported during such month. Under interruptible contracts, a pipeline is usually obligated to transport up to a specified maximum quantity of gas, subject to availability of capacity, on a first-come, first-served basis. Interruptible customers pay only a one-part commodity rate that includes both the demand and commodity elements of the firm rate. Poseidon transports crude oil from the leases connected to the pipeline under long-term buy/sell agreements.

UNCERTAINTY OF FORWARD LOOKING STATEMENTS AND INFORMATION

     This Annual Report contains certain forward looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "project," "should," "may," "management believes," and words or phrases of similar import. Although management believes that such statements and expressions are reasonable and made in good faith, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial condition are: (i) competitive practices in the industry in which the Partnership will compete,
(ii) the impact of current and future laws and government regulations affecting the industry in general and the Partnership's operations in particular, (iii) environmental liabilities to which the Partnership may become subject in the future that are not covered by an indemnity or insurance,
(iv) the throughput levels achieved by the Pipelines and any future pipeline constructed by the Partnership, (v) the ability of the Partnership to access additional reserves to offset the natural decline in production from existing wells connected to the Pipelines, (vi) changes in transportation rates due to changes in government regulation and/or competitive factors, (vii) the impact of oil and natural gas price fluctuations, (viii) significant changes from expectations of capital expenditures and operating expenses and unanticipated project delays and (ix) the ability of the Equity Investees to make distributions to the Partnership.

CERTAIN DEFINITIONS

     The following are abbreviations and words commonly used in the oil and gas industry and in this Annual Report.

     "bbl" or "barrel" means barrel, a standard measure of volume for oil, condensate and natural gas liquids which equals 42 U.S. gallons.

     "Bcf" means billion cubic feet (or thousand MMcf).

     "Btu" means British thermal unit, a unit of heat measure with one btu being the amount of heat needed to raise the temperature of one pound of water one degree Fahrenheit.

     "development well" means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

     "gathering system" means a pipeline system connecting a number of wells, batteries or platforms to an interconnection with an interstate pipeline.

     "gross" oil and natural gas wells or "gross" acres are the total number of wells or acres, respectively, in which the Partnership has an interest, without regard to the size of that interest.

     "Mcf" means thousand cubic feet, a standard measure of volume for gas.

     "MMcf" means million cubic feet.

     "net" oil and natural gas wells or "net" acres are the total gross number of wells or acres, respectively, in which the Partnership has an interest multiplied times the Partnership's working interest in such wells or acres.

     "OCS" means Outer Continental Shelf, an area offshore the United States over which the federal government has jurisdiction, which extends from the end of state territorial waters (three to nine nautical miles offshore, depending on the state) to 200 nautical miles from shore. The term OCS as used herein includes not only those areas on the Shelf itself, but those areas in the flextrend and the deepwater, to a limit of 200 nautical miles, as well.

     "working interest" means an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties. For example, the owner of a 100% working interest in a lease burdened only by a landowner's royalty of 12.5% would be required to pay 100% of the costs of a well but would be entitled to retain 87.5% of the production.

     In this Annual Report, natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit.

ITEM 3.       LEGAL PROCEEDINGS

     The Partnership is involved from time to time in various claims, actions, lawsuits and regulatory matters that have arisen in the ordinary course of business, including various rate cases and other proceedings before the FERC. See Items 1 & 2. "Business and Properties -- Regulation."

     In particular, the Partnership is a defendant in a lawsuit filed by Transcontinental Gas Pipe Line Corporation ("Transco") in the 157th Judicial District Court, Harris County, Texas on August 30, 1996. Transco alleges that, pursuant to a platform lease agreement entered into on June 28, 1994, Transco has the right to expand its facilities and operations on the offshore platform by connecting additional pipeline receiving and appurtenant facilities. Transco has requested a declaratory judgment and is seeking damages. Management has denied Transco's request to expand its facilities and operations because the lease agreement prohibits such expansion and Transco's activities will interfere with the Manta Ray Offshore system and the Partnership's existing and planned activities on the platform. It is the opinion of management that adequate defenses exist and that the final disposition of this suit individually, and all of the Partnership's other pending legal proceedings in the aggregate, will not have a material adverse effect on the Partnership.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Partnership during the quarter ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Preference Units are listed on the NYSE, which is the principal trading market for such securities, under the symbol "LEV." As of March 14, 1997, there were approximately 638 holders of record of the Preference Units. In December 1996, the Board of Directors for the General Partner approved a two for one split of the Preference and Common Units for the Unitholders of record as of the close of business on December 31, 1996. In connection with the Unit split, the General Partner, on behalf of itself and the limited partners of the Partnership, executed Amendment Number 1 to the Amended and Restated Agreement of Limited Partnership of the Partnership. The Amendment modifies two provisions of the Partnership Agreement and was entered into in accordance with the terms of the Partnership Agreement to preserve the relative rights and obligations of the partners following the distribution. The following table sets forth, as adjusted for the Unit split, the high and low sales prices for the Preference Units as reported on the NYSE and the cash distributions declared per Unit for the periods indicated.

                                      Preference Unit Price Range
                                      ---------------------------        Distributions
                                       High                Low          Declared per Unit
                                      -------            --------       -----------------
           1995
First Quarter                         $ 13.13            $  11.31           $ 0.30
Second Quarter                          13.50               11.06             0.30
Third Quarter                           13.44               11.81             0.30
Fourth Quarter                          14.63               12.44             0.30
           1996
First Quarter                           16.19               13.75             0.325
Second Quarter                          18.00               15.69             0.35
Third Quarter                           21.19               18.00             0.375
Fourth Quarter                          22.81               20.75             0.40

ITEM 6. SELECTED FINANCIAL DATA


     The following table presents (i) selected consolidated financial data of the Partnership for the years ended December 31, 1996, 1995 and 1994, for the period from commencement of operations on February 19, 1993 to December 31, 1993, and as of each of the periods then ended and (ii) selected consolidated financial data of Leviathan for the period from July 1, 1992 through February 18, 1993, for the fiscal year ended June 30, 1992, and as of June 30, 1992. The selected financial data of the Partnership at December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 have been derived from the consolidated financial statements of the Partnership included elsewhere in this Annual Report. The selected financial data of the Partnership for the period from commencement of operations on February 19, 1993 to December 31, 1993 and at December 31, 1994 have been derived from the historical consolidated financial statements of the Partnership. The selected consolidated financial data of Leviathan for the period from July 1, 1992 through February 18, 1993 and for the fiscal year ended June 30, 1992 have been derived from the consolidated financial statements of Leviathan.

                                                             The Partnership
                                                  -----------------------------------
                                                          Year Ended December 31,
                                                          -----------------------
                                                    1996         1995           1994
                                                  ---------    ---------    ---------
INCOME STATEMENT DATA:
Transportation and platform services              $  24,005    $  20,547    $  18,554
Equity in earnings                                   20,434       19,588       14,786
Oil and gas sales                                    47,068        1,858          796
         Total revenue                               91,507       41,993       34,136
Operating expenses                                    9,068        4,092        1,876
Depreciation, depletion and amortization             31,731        8,290        5,085
General and administrative expenses                     788        1,273        2,269
Management fee and general and administrative
     expenses allocated from General
     Partner/parent                                   7,752        5,796        3,139
         Operating income                            42,168       22,542       21,767
Interest income and other                             1,710        1,884        1,293
Interest and other financing costs                   (5,560)        (833)        (912)
Minority interest in income                            (427)        (251)        (216)
Income before income taxes                           37,891       23,342       21,932
Income tax benefit                                     (801)        (603)        (136)
         Net income                                  38,692       23,945       22,068
Net income per Unit (b)                                1.57         0.97         1.02
Distributions per Unit (b)                             1.35         1.20         1.20
BALANCE SHEET DATA (AT END OF PERIOD):
Property, plant and equipment, net                  286,555      285,275      126,802
Equity investments                                  107,838       82,441       80,560
Total assets                                        453,526      398,696      231,043
Long-term debt                                      227,000      135,780        8,000
Partners' capital:
         Preference unitholders                     196,224      192,225      196,340
         Common unitholder                           (3,969)      (5,380)      (3,960)
         General partner                               (232)          (4)          51
                Total partners' capital             192,023      186,841      192,431


                                                 The Partnership                Leviathan
                                                 -----------------     --------------------------------
                                                   Period from
                                                 February 19, 1993          Period
                                                  (Commencement of           from
                                                    Operations)          July 1, 1992
                                                     through               through          Year Ended
                                                 December 31, 1993     February 18, 1993    June 30,1992
                                                 -----------------     -----------------    ------------
INCOME STATEMENT DATA:
Transportation and platform services                   $   14,588         $    7,227         $     --
Equity in earnings                                          9,351              7,326             12,126
Oil and gas sales                                             551                103               --
         Total revenue                                     24,490             14,656             12,126
Operating expenses                                          1,534                664               --
Depreciation, depletion and amortization                    2,679              1,003               --
General and administrative expenses                         1,216              1,405                578
Management fee and general and administrative
     expenses allocated from General
     Partner/parent                                         1,728              1,272              1,934
         Operating income                                  17,333             10,312              9,614
Interest income and other                                     187                351                303
Interest and other financing costs                           (426)            (8,064)            (2,783)
Minority interest in income                                  (171)              --                 --
Income before income taxes                                 16,923              2,599              7,134
Income tax expense                                             93                817              2,425
Utilization of net operating loss carryforwards              --                 --                 (228)
         Net income                                        16,830              1,782              4,937
Net income per Unit (b)                                      0.91               --                 --
Distributions per Unit (b)                                   0.70               --                 --
BALANCE SHEET DATA (AT END OF PERIOD):
Property, plant and equipment, net                         63,313                (a)               --
Equity investments                                         50,747                (a)             26,110
Total assets                                              124,980                (a)             31,232
Long-term debt                                              8,000                (a)             15,512
Note payable to parent                                       --                  (a)              1,251
Stockholders' equity                                         --                  (a)             11,526
Partners' capital:
         Preference unitholders                           115,061                (a)               --
         Common unitholder                                 (3,024)               (a)               --
         General partner                                      117                (a)               --
                Total partners' capital                   112,154                (a)               --

----------------------------

(a) Balance sheet data as of February 18, 1993 related to Leviathan has been omitted as the information is not required.
(b)  Per Unit amounts have been restated to reflect the Unit split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Partnership's consolidated financial statements and the notes thereto located elsewhere in this Annual Report and the information set forth under the heading "Selected Financial Data." The Partnership's principal sources of revenue are
(i) platform access and processing fees and commodity charges related to its transportation services, (ii) equity earnings in investees and (iii) the sale of oil and gas production. The Partnership's principal costs include (i) expenses associated with the operation of its pipelines, platforms and equipment and its producing oil and gas wells, (ii) depreciation, depletion and amortization of its fixed assets and (iii) general and administrative expenses, including management fees allocated from the General Partner.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

     Revenue from transportation and platform services totaled $24.0 million for the year ended December 31, 1996 as compared with $20.5 million for the year ended December 31, 1995. The increase in transportation and platform services revenue of $3.5 million was comprised of (i) a $3.0 million increase in platform services from the Partnership's Viosca Knoll 817 platform, which was placed in service during the third quarter of 1995, (ii) a $2.6 million increase primarily from the Green Canyon system attributable to the connection of a new gas field located in Green Canyon Block 136 to the system and (iii) a decrease of $2.1 million attributable to decreases in throughput on the Ewing Bank and Tarpon systems due to normal production declines from the wells attached to such systems. Total transportation volumes for the gathering systems increased 15.4% from the year ended December 31, 1995 to the year ended December 31, 1996. This increase is primarily a result of increased throughput on the Green Canyon system as a result of the addition of Green Canyon Block 136 partially offset by lower production from the producing fields attached to the Ewing Bank, Tarpon and Manta Ray Offshore systems.

     Revenue from Equity Investees totaled $20.4 million for the year ended December 31, 1996 as compared with $19.6 million for the year ended December 31, 1995. The increase of $0.8 million in revenue from Equity Investees primarily reflects increases of (i) $3.4 million from Viosca Knoll as a result of increased throughput on the system, (ii) $1.1 million from POPCO, which was placed in service in April 1996, and (iii) $0.7 million from West Cameron Dehy, which was placed in service in November 1995, offset by a decrease of $4.4 million related primarily to Stingray, HIOS and UTOS. Total gas transportation volumes for the Equity Investees increased 15.6% from the year ended December 31, 1995 to the year ended December 31, 1996 primarily as a result of increased throughput on the Viosca Knoll, HIOS and Stingray systems. Total oil transportation volumes for POPCO, which was placed in service in April 1996, totaled 7,528,000 barrels for the year ended December 31, 1996.

     Revenue from oil and gas sales totaled $47.1 million for the year ended December 31, 1996 as compared with $1.9 million for the year ended December 31, 1995. The increase in oil and gas sales of $45.2 million is primarily attributable to the initiation of production from the Partnership's Viosca Knoll Block 817 lease in December 1995, the Garden Banks Block 72 lease in May 1996 and the Garden Banks Block 117 lease in July 1996. During the year ended December 31, 1996, the Partnership sold 15,730 MMcf of gas and 393,000 barrels of oil at average prices of $2.37 per Mcf and $21.76 per barrel, respectively. During 1995, the Partnership sold 392 MMcf of gas at an average price of $2.35 per Mcf.

     Operating expenses for the year ended December 31, 1996 totaled $9.1 million as compared with $4.1 million for the year ended December 31, 1995. The $5.0 million increase in operating expenses is primarily attributable to the operation of new pipelines, platforms and oil and gas leases by the Partnership.

     Depreciation, depletion and amortization totaled $31.7 million for the year ended December 31, 1996 as compared with $8.3 million for the year ended December 31, 1995. The $23.4 million increase in depreciation, depletion and amortization results primarily from depreciation and depletion on the oil and gas wells and facilities located on the Viosca Knoll Block 817, Garden Banks Block 72 and the Garden Banks Block 117 leases, depreciation on additional platforms and facilities constructed by the Partnership and accelerated depreciation on the Ewing Bank flow lines.

     General and administrative expenses, including the management fee allocated from the General Partner, totaled $8.5 million for the year ended December 31, 1996 as compared with $7.1 million for the year ended December 31, 1995. The increase of $1.4 million primarily reflects (i) a $1.2 million reimbursement to DeepTech for certain tax liabilities incurred by DeepTech as a result of the Partnership's public offering of an additional Preference Units in June 1994, (ii) a $0.8 million increase in management fees allocated by Leviathan to the Partnership as a result of increased operational activities and (iii) a $0.8 million increase in other general and administrative expenses of the Partnership, also as a result of increased Partnership activities, offset by a $1.4 million reimbursement from POPCO as a result of the Partnership's management of the initial phase of the construction of Poseidon.

     During the year ended December 31, 1995, the Partnership recognized a $1.2 million gain on sale of certain oil and gas mineral leaseholds.

     Interest income and other totaled $1.7 million for the year ended December 31, 1996 as compared with $0.6 million for the year ended December 31, 1995. The increase in interest income is primarily due to accrued interest of $1.1 million related to the $7.5 million that was added to the Payout Amount in connection with restructuring the demand charges payable to the Partnership from Tatham Offshore.

     Interest and other financing costs, net of capitalized interest, for the year ended December 31, 1996 totaled $5.6 million as compared with $0.8 million for the year ended December 31, 1995. Interest and fees associated with the Partnership's credit facilities of $11.9 million and $5.3 million were capitalized in connection with construction projects and drilling activities in progress during the years ended December 31, 1996 and 1995, respectively.

     Net income for the year ended December 31, 1996 totaled $38.7 million as compared with $23.9 million for the year ended December 31, 1995 as a result of the items discussed above. Net income per Unit for the year ended December 31, 1996 totaled $1.57 per Unit as compared with $0.97 per Unit for the year ended December 31, 1995.

     YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

     Revenue from transportation and platform services totaled $20.5 million for the year ended December 31, 1995 as compared with $18.6 million for the year ended December 31, 1994. The increase in transportation and platform services revenue of $1.9 million resulted primarily from (i) a $1.4 million increase related to the Partnership receiving additional demand charge revenues from the Ewing Bank system in 1995 as compared with demand charge revenue during 1994 as a result of additional facilities installed by the Partnership in late 1994, (ii) a $0.9 million increase from the Partnership's Viosca Knoll 817 platform, which was placed in service in July 1995 and (iii) a $1.0 million increase from the Manta Ray Gathering System as a result of higher demand charges or throughputs; partially offset by a decrease of $1.4 million from the Tarpon and Green Canyon systems as a result of lower throughput on those systems. Total transportation volumes for the gathering systems decreased 2.3% from the year ended December 31, 1994 to the year ended December 31, 1995. This decrease is primarily a result of lower production from the producing fields attached to the Green Canyon and Tarpon systems partially offset by increased throughput on the Manta Ray Gathering System and the Ewing Bank system.

     Revenue from Equity Investees totaled $19.6 million for the year ended December 31, 1995 as compared with $14.8 million for the year ended December 31, 1994. The increase of $4.8 million resulted primarily from (i) an increase in equity earnings from HIOS of $7.1 million as a result of higher tariffs collected by such pipeline as well as settlements of rate cases for HIOS which allowed HIOS to retain certain revenue that was collected subject to refund in prior periods and was partially offset by (ii) a decrease in equity earnings from Stingray of $4.0 million as a result of lower demand charge revenues on such system for 1995 caused by the expiration of firm transportation agreements with Natural Gas Pipeline Company of America and Trunkline in November 1994. In addition, equity earnings from the UTOS partnership declined $0.4 million primarily as a result of costs associated with the settlement of its rate case. Equity in earnings for the year ended December 31, 1994 also included $0.2 million from Viosca Knoll as compared with $2.2 million for the year ended December 31, 1995. The increase in equity earnings from Viosca Knoll reflects a full year's operation of the Viosca Knoll system during 1995 as compared with operations of only two months during 1994. Total gas transportation volumes for the Partnership's Equity Investees increased 7.3% from the year ended December 31, 1994 to the year ended December 31, 1995 primarily as a result of increased throughput on the Viosca Knoll, HIOS and UTOS systems.

     Oil and gas sales for the year ended December 31, 1995 increased to $1.9 million from $0.8 million for the year ended December 31, 1994. The increase in oil and gas sales was primarily a result of additional production from the Ewing Bank 914 #2 well and the initiation of production from the Viosca Knoll Block 817 lease in December 1995.

    Operating expenses for the year ended December 31, 1995 totaled $4.1 million as compared with $1.9 million for the year ended December 31, 1994. The $2.2 million increase was primarily attributable to the operations of new pipelines, platforms and production equipment during 1995.

    Depreciation, depletion and amortization totaled $8.3 million for the year ended December 31, 1995 as compared with $5.1 million for the year ended December 31, 1994. The $3.2 million increase was primarily attributable to the addition of new pipelines, platforms and production equipment.

    General and administrative expenses, including the management fee allocated from the General Partner, totaled $7.1 million for the year ended December 31, 1995 as compared with $5.4 million for the year ended December 31, 1994. The $1.7 million increase reflects the amendment of the Management Agreement with the General Partner, effective July 1, 1994, to reimburse DeepTech for increased management services provided to the Partnership associated with the expansion of the Partnership's pipeline facilities and to more accurately provide for the reimbursement of DeepTech's expenses in providing management services. The increase also reflects management services associated with the Partnership's oil and gas activities during 1995.

    Interest income and other for the year ended December 31, 1995 totaled $1.9 million as compared with interest income and other of $1.3 million for the year ended December 31, 1994. The $0.6 million increase in interest income and other resulted primarily from the gain which resulted from the sale of a minority working interest in an oil and gas lease of $1.2 million partially offset by a $0.6 million decrease in the amount of interest earned on the Partnership's cash balances.

    Interest and other financing costs for the year ended December 31, 1995 totaled $0.8 million as compared with interest and other financing costs of $0.9 million for the year ended December 31, 1994.

    Net income for the year ended December 31, 1995 totaled $23.9 million as compared with $22.1 million for the year ended December 31, 1994 as a result of the items discussed above. Net income per Unit for the year ended December 31, 1995 totaled $0.97 per Unit based on 24,366,894 Units outstanding during the period as compared with $1.02 per Unit based on 21,486,694 Units outstanding during the period for the year ended December 31, 1994.

    LIQUIDITY AND CAPITAL RESOURCES

     Sources of Cash. The Partnership intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash from continuing operations and borrowings under the Partnership Credit Facility (discussed below). Net cash provided by operating activities for the year ended December 31, 1996 totaled $50.2 million. At December 31, 1996, the Partnership had cash and cash equivalents of $16.5 million.

     Cash from continuing operations is derived from (i) payments for gathering and transporting gas through the 100% owned pipelines, (ii) platform access and processing fees, (iii) cash distributions from Equity Investees and (iv) the sale of oil and gas attributable to the Partnership's interest in certain producing wells.

     The Partnership's cash flows from operations will be affected by the ability of each Equity Investee to make distributions. Distributions from such entities are also subject to the discretion of their respective management committees. Further, each of Stingray, POPCO and Viosca Knoll is party to a credit agreement under which it has outstanding obligations that may restrict the payments of distributions to its owners. Distributions from Equity Investees during 1996 totaled $36.8 million including a one-time distribution of $12.5 million from Viosca Knoll in December 1996.

     In December 1995, Stingray amended an existing term loan agreement to provide for aggregate outstanding borrowings of up to $29.0 million in principal amount. The agreement requires the payment of principal by Stingray of $1.45 million per quarter. As of December 31, 1996, Stingray had $23.2 million outstanding under its term loan agreement, which is principally secured by current and future gas transportation contracts between Stingray and its customers.

     In April 1996, POPCO entered into a revolving credit facility (the "POPCO Credit Facility") with a group of commercial banks to provide up to $150.0 million for the construction of the second and third phases of Poseidon and for other working capital needs of POPCO. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. As of December 31, 1996, POPCO had $84.0 million outstanding under the POPCO Credit Facility. As of December 31, 1996, approximately $30.0 million of additional funds are currently available under the POPCO Credit Facility which is secured by a substantial portion of POPCO's assets and matures on April 30, 2001.

     In December 1996, Viosca Knoll entered into a revolving credit facility (the "Viosca Knoll Credit Facility") with a syndicate of commercial banks to provide up to $100.0 million for the addition of compression to the Viosca Knoll system and for other working capital needs of Viosca Knoll, including funds for a one time distribution of $25.0 million to its partners. As of December 31, 1996, Viosca Knoll had $33.3 million outstanding under the Viosca Knoll Credit Facility. Viosca Knoll's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The Viosca Knoll Credit Facility is secured by a substantial portion of Viosca Knoll's assets and matures on December 20, 2001.

     Flextrend Development has initiated production from each of its oil and gas properties. The Viosca Knoll Block 817 project is currently producing a total of approximately 106 MMcf of gas and 340 barrels of oil per day. Flextrend Development owns a 75% working interest in this property, one-half of which is subject to certain reversionary rights. The Garden Banks Block 72 lease, which began producing in May 1996, is currently producing an average of 3,500 barrels of oil, 14 MMcf of gas and 550 barrels of water per day. The Garden Banks Block 117 #1 well, which began producing in July 1996, is currently producing an average of approximately 1,700 barrels of oil, 3 MMcf of gas and 3,700 barrels of water per day. Flextrend Development has drilled a second successful well at Garden Banks Block 117 which should be placed on production in April 1997. Flextrend Development owns a 50% working interest in each of these two properties, one-half of which is subject to certain reversionary rights.

     The Partnership Credit Facility, as amended and restated in December 1996, is a revolving credit facility providing for up to $300.0 million of available credit subject to customary terms and conditions, including certain incurrence limitations. Proceeds from the Partnership Credit Facility are available to the Partnership for general partnership purposes, including financing of capital expenditures, for working capital, and subject to certain limitations, for paying distributions to the Unitholders. The Partnership Credit Facility can also be utilized to issue letters of credit as may be required from time to time. As of December 31, 1996, borrowings totaled $227.0 million under the Partnership Credit Facility bearing interest at an average floating rate of 6.6% per annum. There are no letters of credit currently outstanding under the Partnership Credit Facility. The Partnership Credit Facility is guaranteed by Leviathan and all of the Partnership's subsidiaries, is secured by substantially all of the assets of the Partnership and Leviathan's general partnership interest and Leviathan's interest in the Management Agreement and matures in December 1999.

     Uses of Cash. The Partnership's capital requirements consist primarily of
(i) quarterly distributions to holders of Preference Units and Common Units and to Leviathan as general partner, including incentive distributions, as applicable, (ii) expenditures for the maintenance of the pipelines and related infrastructure and the acquisition and construction of additional pipelines and related facilities for the gathering, transportation and processing of gas and oil in the Gulf, (iii) management fees and other operating expenses, (iv) contributions to Equity Investees and (v) debt service on its outstanding debt. In addition, Flextrend Development's future capital requirements will consist of expenditures related to the completion of the second well at Garden Banks Block 117.

     For every full quarter since its inception, the Partnership has declared and subsequently paid a cash distribution to holders of Preference Units and Common Units in an amount equal to or exceeding the Minimum Quarterly Distribution per Unit per quarter. See Item 5. "Market for Registrant's Common Stock and Related Stockholder Matters". At the current distribution rate of $0.40 per Unit, the quarterly Partnership distributions total $10.3 million in respect of the Preference Units, Common Units and general partner interest ($41.3 million on an annual basis, including $12.4 million to Leviathan). The Partnership believes that it will be able to continue to pay at least the current quarterly distribution of $0.40 per Preference and Common Unit for the foreseeable future.

     Distributions by the Partnership of its Available Cash are effectively made 98% to Unitholders and 2% to Leviathan, as general partner, subject to the payment of incentive distributions to Leviathan if certain target levels of cash distributions to Unitholders are achieved (the "Incentive Distributions"). As an incentive, the General Partner's interest in the portion of quarterly cash distributions in excess of $0.325 per Unit and less than or equal to $0.375 per Unit is increased to 15%. For quarterly cash distributions over $0.375 per Unit but less than or equal to $0.425 per Unit, the General Partner receives 25% of such incremental amount and for all quarterly cash distributions in excess of $0.425 per Unit, the General Partner receives 50% of the incremental amount. During the year ended

December 31, 1996, the General Partner received Incentive Distributions totaling $285,000. In February 1997, the General Partner received an Incentive Distribution of $381,000.

     In February 1996, the Partnership and Texaco formed POPCO to construct, own and operate Poseidon. Pursuant to the terms of the organizational documents, the Partnership initially contributed assets, at net book value, related to the construction of the initial phase of Poseidon as well as certain dedication agreements and Texaco initially contributed an equivalent amount of cash as well as its rights under certain agreements. The Partnership has fully funded its portion of the capital requirements of POPCO for the construction of the first two phases of Poseidon. In July 1996, Marathon joined POPCO by contributing its interest in 58 miles of nearby crude oil pipelines and dedicating its portion of oil reserves attached to such pipelines to Poseidon for transportation. As a result, each of the Partnership and Texaco now owns a 36% interest in POPCO and Marathon owns the remaining 28% interest. The second phase of Poseidon was placed in service in December 1996. POPCO anticipates building a new 24-inch diameter pipeline from Calliou Island to Houma, Louisiana which should be operational in late 1997. The Partnership anticipates that the majority of POPCO's future capital requirements will be funded by borrowings under the POPCO Credit Facility.

     In January 1997, the Partnership and affiliates of Marathon and Shell formed Nautilus to build and operate an interstate natural gas pipeline system, and Manta Ray Offshore to acquire, operate and extend an existing gathering system that will be connected to the Nautilus system, once it is constructed. Each of the two new companies was formed to serve growing production areas in the Green Canyon area of the Gulf. The total cost of the two systems, including the Manta Ray Offshore system which was contributed to Manta Ray Offshore by the Partnership, is approximately $270.0 million. The Nautilus system, a new jurisdictional interstate pipeline, will consist of a 30-inch line downstream from Ship Shoal Block 207 connecting to the Exxon Company USA operated Garden City gas processing plant. Upstream of the Ship Shoal 207 terminal, the existing Manta Ray Offshore gathering system will be extended into a broader gathering system that will serve shelf and deepwater production around Ewing Bank Block 873 to the east and Green Canyon Block 65 to the west. Affiliates of Marathon and Shell have committed to each of the Nautilus and Manta Ray
Offshore systems significant deep water acreage positions in the area, including the recently announced Troika field (Green Canyon Block 244), and will provide the majority of the capital funding for the new construction. The Partnership will provide some funding in addition to its contribution of the Manta Ray Offshore system.

     The Partnership anticipates that its capital expenditures and equity investments for 1997 will relate to continuing acquisition and construction activities as well as the completion of the second well at Garden Banks Block
117. The Partnership anticipates funding such cash requirements primarily with available cash flow and borrowings under the Partnership Credit Facility. The Partnership may contribute existing assets to new joint ventures as partial consideration for its ownership interest therein. The majority of the capital expenditures of POPCO and Viosca Knoll are anticipated to be funded by borrowings under their respective credit facilities. In addition, the majority of the capital requirements of Nautilus and Manta Ray Offshore are anticipated to be funded by the equity contributions of affiliates of Shell and Marathon. The Partnership's capital expenditures and equity investments for 1996 were $101.7 million.

     Interest and other financing costs, including capitalized interest, related to the Partnership's credit facilities totaled $17.5 million for the year ended December 31, 1996. Such amount included commitment fees and amortization of debt issue costs of $1.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements and Supplementary Data required hereunder are included in this Annual Report as set in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     GENERAL

    The General Partner and the Partnership depend upon the employees of and management services provided by DeepTech under the Management Agreement. The Partnership reimburses the General Partner for reasonable general and administrative expenses, and other reasonable expenses, incurred by the General Partner and its affiliates, including DeepTech, for or on behalf of the Partnership, including, without limitation, fees paid by the General Partner to DeepTech pursuant to the Management Agreement.

    Some of the officers and directors of the General Partner are also officers and directors of DeepTech and its affiliates. Such officers and directors may spend a substantial amount of time managing the business and affairs of the General Partner and may face a conflict regarding the allocation of their time between the Partnership and the other business interests of the General Partner, DeepTech and its affiliates. Subject to its fiduciary duties to the Partnership and its limited partners, the General Partner may retain, acquire and invest in businesses that compete with the Partnership, subject to certain limitations.

     DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

    The following table sets forth certain information as of March 14, 1997, regarding the executive officers and directors of the General Partner who provide services to the Partnership. The General Partner has appointed each of its officers to serve the Partnership in the same office or offices each such officer holds with the General Partner. Directors are elected annually by the General Partner's sole stockholder, Leviathan Holdings Company ("Leviathan Holdings"), and hold office until their successors are elected and qualified. Each executive officer named in the following table has been elected to serve until his successor is duly appointed or elected or until his or her earlier removal or resignation from office.

    There is no family relationship among any of the executive officers or directors of the General Partner, and no arrangement or understanding exists between any executive officer and any other person pursuant to which he or she was or is to be selected as an officer.



      NAME                            AGE             POSITION(S)
      ----                            ---             -----------
Thomas P. Tatham                      51        Chairman of the Board

Grant E. Sims                         41        Director and Chief Execu-
                                                tive  Officer

James H. Lytal                        39        Director and President

John H. Gray                          55        Director and Chief Operat-
                                                ing Officer

Donald V. Weir                        55        Director and Secretary

Keith B. Forman                       38        Director and Chief Finan-
                                                cial Officer

Janet E. Sikes                        43        Director and Treasurer

Dennis A. Kunetka                     47        Senior Vice President

Charles M. Darling, IV                48        Director

Paul Thompson III                     47        Director

George L. Ball                        58        Director

William A. Bruckmann, III             45        Director

     Thomas P. Tatham has served as Chairman of the Board of Leviathan and DeepTech since February 1989 and October 1989, respectively. Mr. Tatham served as Chief Executive Officer of Leviathan from February 1989 through June 1995 and has served as Chief Executive Officer of DeepTech since October 1989. In addition, Mr. Tatham has served as Chairman of the Board and Director of Tatham Offshore since its inception in 1988 and as Chief Executive Officer of Tatham Offshore since November 1995. Mr. Tatham has over 27 years experience in the oil and gas industry. He founded Mid American Oil Company in 1970 and served as Chairman of the Board and Chief Executive Officer until he sold his interest therein to Centex Corporation in 1979. In 1979, Mr. Tatham founded Tatham

Corporation to acquire Sugar Bowl Gas Corporation ("Sugar Bowl"), the second largest intrastate pipeline system in Louisiana. He served as Chairman of the Board of Tatham Corporation from 1979 to December 1983, at which time it sold the assets of Sugar Bowl to a joint venture between MidCon Corp. and Texas Oil and Gas, Inc. From 1984 to 1988, Mr. Tatham pursued personal investments in various industries, including the oil and gas industry. Mr. Tatham is also a director of J. Ray McDermott, S.A.

     Grant E. Sims served as President of Leviathan from March 1994 through June 1995 and as Chief Executive Officer of Leviathan since July 1995. In addition, Mr. Sims has served as Senior Vice President of DeepTech since July 1993. Mr. Sims has also served as a Director of DeepTech and Leviathan since July 1993 and August 1994, respectively, and Offshore Gas Marketing, Inc., a subsidiary of DeepTech, from December 1992 to March 1994. Prior to joining DeepTech, Mr. Sims spent ten years with Transco in various capacities, most recently directing Transco's non-jurisdictional gas activities. Mr. Sims received a B.A. and Ph.D. in Economics from Texas A&M University.

     James H. Lytal has served as a Director of Leviathan since August 1994 and as Senior Vice President of Leviathan from August 1994 to June 1995 and as President of Leviathan since July 1995. Prior to joining Leviathan, Mr. Lytal was Vice President Business - Development for American Pipeline Company from December 1992 to August 1994. Prior thereto, Mr. Lytal served as Vice President
- Business Development for United Gas Pipe Line Company from March 1991 to December 1992. Prior thereto, Mr. Lytal has served in various capacities in the oil and gas exploration and production and gas pipeline industries with Texas Oil and Gas, Inc. and American Pipeline Company from September 1980 to March 1991. Mr. Lytal holds a B.S. in Petroleum Engineering from the University of Texas.

     John H. Gray has served as a Director of Leviathan since September 1991, as Chief Operating Officer of Leviathan since March 1994, and as President of Leviathan from August 1991 to March 1994. From August 1990 to August 1991, Mr. Gray was the owner of J.H. Gray Consulting, an oil and gas marketing consulting company. Prior thereto, Mr. Gray served as President of Torch Energy Marketing, Inc., an oil and gas marketing and natural gas pipeline company from August 1989 to August 1990, and Vice President of Oil and Gas Products of Tenneco Oil Exploration and Production from May 1984 to August 1989. Mr. Gray has a B.S. in Engineering from the Colorado School of Mines.

     Donald V. Weir has served as a Director of Leviathan since 1989, Secretary of Leviathan since March 1994 and served as Chief Operating Officer of Leviathan from 1989 to March 1994. In addition, Mr. Weir has served as Chief Financial Officer and a Director of DeepTech since June 1991, Vice President of DeepTech since 1989, Secretary of DeepTech from 1989 to August 1993. In addition, Mr. Weir has served as Secretary and a Director of Tatham Offshore from 1988 through September 1995 and as Chief Financial Officer of Tatham Offshore from 1991 through September 1995. From 1988 until 1991, he served as a Vice President of Tatham Offshore. Prior to joining Leviathan, Mr. Weir served in various executive capacities with numerous entities owned and controlled by Mr. Tatham. Prior to joining Mr. Tatham's organizations in 1980, Mr. Weir was with Price Waterhouse LLP for 14 years.

     Keith B. Forman has served as the Chief Financial Officer and as a Director of Leviathan since January 1992 and July 1992, respectively. Prior to joining Leviathan, Mr. Forman served as Vice President of the Natural Gas Pipeline Group of Manufacturers Hanover Trust Company which he joined in 1982. His account responsibility included interstate gas transmission companies and gas gathering companies. Mr. Forman has a B.A. in Economics and Political Science from Vanderbilt University.

     Janet E. Sikes has served as a Director and Treasurer of Leviathan since September 1991 and as Secretary of DeepTech since August 1993, a Director of DeepTech since July 1993 and Treasurer of DeepTech since May 1991. Ms. Sikes has managed accounting, treasury, cash management and financial reporting functions for various entities owned and controlled by Mr. Tatham since 1981. Prior thereto, Ms. Sikes worked in the audit division of Price Waterhouse LLP, and for two years as the Assistant Controller of Ocean Marine Services, Inc. Ms. Sikes holds a B.B.A. from Texas A&M University and is a certified public accountant.

     Dennis A. Kunetka has served as Senior Vice President--Corporate Finance and Investor Relations for DeepTech and Leviathan since August 1993 and as Senior Vice President--Corporate Finance for Tatham Offshore since October 1993. Prior to joining the Company, Mr. Kunetka served as Vice President and Controller of United Gas Pipe Line Company and its parent company, United Gas Holdings Corporation. Prior to joining United in 1984, Mr. Kunetka spent 11 years with Getty Oil Company in various tax, financial and regulatory positions. Mr. Kunetka holds B.B.A. and M.S.A. degrees from the University of Houston and a J.D. degree from South Texas College of Law and is a certified public accountant.

     Charles M. Darling, IV has served as a Director of Leviathan and DeepTech since October 1989 and February 1989, respectively. Mr. Darling has been a partner in the law firm of Baker & Botts, L.L.P. since 1980, originally joining the firm in 1974. Mr. Darling has represented companies in the oil and gas industry for over 20 years.

     Paul Thompson III has served as a Director of Leviathan and DeepTech since July 1992. Mr. Thompson has served as a Managing Director of Donaldson, Lufkin and Jenrette Securities Corporation ("DLJ") and the Chief Operating Officer of DLJ Bridge Finance, Inc., an affiliate of DLJ since 1987. Prior thereto, Mr. Thompson was a Vice President of The First Boston Corporation. Mr. Thompson is currently a Director of E-Z Serve Corporation, which operates convenience stores. Mr. Thompson received a B.S. degree from the University of Pennsylvania.

     George L. Ball has served as a Director of Leviathan since June 1993. Mr. Ball is Chairman of Sanders Morris Mundy Inc. Previously, Mr. Ball served as Senior Executive Vice President at Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney") and as a member of Smith Barney's Executive Committee and Board of Directors. From August 1991 through October 1992, Mr. Ball served as a consultant with J & W Seligman. Mr. Ball served as Chairman of the Board and Chief Executive Officer of Prudential Capital and Investment Services, Inc. and its primary subsidiary, Prudential Securities Incorporated, an investment banking and brokerage firm (collectively, "Prudential") from July 1981 through August 1991. Prior to joining Prudential, Mr. Ball was President of E.F. Hutton Group Inc. and E.F. Hutton Inc. Mr. Ball holds a B.A. degree, with honors, from Brown University.

     William A. Bruckmann, III has served as a Director of Leviathan since June 1993. Mr. Bruckmann has served as Managing Director in the Global Oil and Gas Group of Chase Securities Inc. since June 15, 1985. During his 18 years with Chase Securities Inc. and predecessor companies (Chemical Bank and Manufacturer's Hanover Trust Company), Mr. Bruckmann has principally focused on financing domestic natural gas pipelines and independent oil and gas producing companies. Mr. Bruckmann holds a B.A. degree from the University of Virginia.

     COMPENSATION OF DIRECTORS

     Directors of the General Partner are entitled to reimbursement for their reasonable out-of-pocket expenses in connection with their travel to and from, and attendance at, meetings of the Board of Directors or committees thereof. Messrs. Thompson, Ball and Bruckmann are paid an annual fee of $36,000 plus $1,000 per meeting attended. Officers are elected by, and serve at the discretion of, the Board of Directors.

     CONFLICTS AND AUDIT COMMITTEE

     Messrs. Thompson, Ball and Bruckmann, who are neither officers nor employees of Leviathan nor any of its affiliates, serve as the Conflicts and Audit Committee of the Board of Directors of the General Partner (the "Conflicts and Audit Committee"). The Conflicts and Audit Committee provides two primary services. First, it advises the Board of Directors in matters regarding the system of internal controls and the annual independent audit, and reviews policies and practices of the General Partner and the Partnership. Second, the Conflicts and Audit Committee at the request of the General Partner, reviews specific matters as to which the General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to the Partnership. The Conflicts and Audit Committee only reviews matters concerning potential conflicts of interest at the request of the General Partner, which has sole discretion to determine which such matters to submit to such Committee. Any such matters approved by a majority vote of the Conflicts and Audit Committee will be conclusively deemed (i) to be fair and reasonable to the Partnership, (ii) approved by all limited partners of the Partnership and
(iii) not a breach by the General Partner of any duties it may owe to the Partnership. However, it is possible that such procedure in itself may constitute a conflict of interest.

     COMPENSATION OF THE GENERAL PARTNER AND DEEPTECH

    The General Partner receives no remuneration in connection with its management of the Partnership other than: (i) distributions in respect of its general and limited partner interests in the Partnership and its nonmanaging interest in certain subsidiaries of the Partnership; (ii) Incentive Distributions in respect of its general partner interest, as provided in the Partnership Agreement and (iii) reimbursement for all direct and indirect costs and expenses incurred on behalf of the Partnership, all selling, general and administrative expenses incurred by the General Partner for or on behalf of the Partnership and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the

Partnership, including, but not limited to the management fees paid by the General Partner to DeepTech under the Management Agreement.

     LIMITATIONS ON DIRECTORS' AND OFFICERS' LIABILITY; INDEMNIFICATION

     The Certificate of Incorporation of Leviathan limits the liability of the directors of Leviathan to Leviathan or its stockholder (in their capacity as directors but not in their capacity as officers) to the fullest extent permitted by the Delaware General Corporation Law (the "DGCL"). Accordingly, pursuant to the terms of the DGCL as presently in effect, directors of Leviathan will not be personally liable for monetary damages for breach of a director's fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to Leviathan or its stockholder, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the DGCL or (iv) for any transaction from which the director derived an improper personal benefit. The Certificate of Incorporation also provides that if the DGCL is amended after the approval of the Certificate of Incorporation to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of Leviathan will be eliminated to the full extent permitted by the DGCL, as so amended.

     In addition, the Amended and Restated Bylaws of Leviathan (as amended and restated, the "Bylaws"), in substance, require Leviathan to indemnify each person who is or was a director, officer, employee or agent of Leviathan to the full extent permitted by the laws of the State of Delaware in the event he or she is involved in legal proceedings by reason of the fact that he or she is or was a director, officer, employee or agent of Leviathan, or is or was serving at Leviathan's request as a director, officer, employee or agent of the Partnership and its subsidiaries, another corporation, partnership or other enterprise. Leviathan is also required to advance to such persons payments incurred in defending a proceeding to which indemnification might apply, provided the recipient provides an undertaking agreeing to repay all such advanced amounts if it is ultimately determined that he or she is not entitled to be indemnified. In addition, the Bylaws specifically provide that the indemnification rights granted thereunder are non-exclusive.

     Leviathan has entered into indemnification agreements with its directors providing for indemnification to the full extent permitted by the laws of the State of Delaware. These agreements provide for specific procedures to better assure the directors' rights to indemnification, including procedures for directors to submit claims, for determination of directors' entitlement to indemnification (including the allocation of the burden of proof and selection of a reviewing party) and for enforcement of directors' indemnification rights.

ITEM 11.  EXECUTIVE COMPENSATION

     The executive officers of Leviathan are compensated by DeepTech and do not receive compensation from Leviathan or the Partnership for their services in such capacities with the exception of awards pursuant to the Unit Rights Appreciation Plan discussed below. However, Leviathan does make certain payments to DeepTech pursuant to the Management Agreement.

    UNIT RIGHTS APPRECIATION PLAN

    In 1995, the Partnership adopted the Unit Rights Appreciation Plan (the "Plan") to provide the Partnership with the ability of making awards of Unit Rights, as hereinafter defined, to certain officers and key employees of the Partnership or its affiliates as an incentive for these individuals to continue in the service of the Partnership or its affiliates.

    Under the Plan, the Partnership may grant to senior officers of the Partnership or its affiliates, excluding the Chairman of the Board of Leviathan, currently Mr. Tatham, the right to purchase, or realize the appreciation in, a Preference Unit (a "Unit Right"), pursuant to the provisions of the Plan.

    The Plan is administered by a committee of the Board of Directors of the General Partner (the "Board") comprised of two or more non-employee directors as defined by Rule 16 b-3 of the Exchange Act (the "Committee") provided that during the periods in which no such committee is appointed and empowered under the Plan, the Board shall be the Committee for all purposes under the Plan.

    The aggregate number of Preference Units as to which Unit Rights may be issued pursuant to the Plan shall not exceed 400,000 Preference Units per calendar year and 4,000,000 Preference Units over the term of the Plan, subject to adjustment as to both limitations under certain circumstances. No participant may be granted more than 400,000 Unit

Rights in any calendar year. The exercise price of the Preference Units covered by the Unit Rights granted pursuant to the Plan shall be the closing price of the Preference Units as reported on the NYSE or, if the Preference Units are not traded on such exchange, as reported on any other national securities exchange on which the Preference Units are traded, on the date on which Unit Rights are granted pursuant to the Plan.

    As of March 14, 1997, a total of 1,200,000 Unit Rights have been granted under the Plan representing 400,000 Unit Rights for each of the calendar years 1995, 1996 and 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of Leviathan's outstanding common stock, par value $0.10 per share, is owned by Leviathan Holdings. The common stock of Leviathan Holdings is owned 85.0% by DeepTech and 13.0% by directors of Leviathan as indicated in the following table, with the remaining 2.0% of the outstanding stock being owned by two individuals. Leviathan Holdings has no other class of capital stock outstanding.

    The following table sets forth, as of February 14, 1997, the beneficial ownership of the outstanding equity securities of each of the Partnership, Leviathan Holdings and DeepTech by (i) each person who is known to the Partnership to beneficially own more than 5% of the outstanding Units of the Partnership, (ii) each director of Leviathan and (iii) all directors and executive officers of Leviathan as a group. A public trading market does not currently exist for the capital stock of Leviathan or Leviathan Holdings.


                                                                     LEVIATHAN
                                     PARTNERSHIP                      HOLDINGS                         DEEPTECH
                                     -----------                      --------                         --------
                                                                NUMBER OF
                                 NUMBER OF                       SHARES OF                 NUMBER OF SHARES
                                 PREFERENCE          PERCENT      COMMON        PERCENT       OF COMMON          PERCENT
BENEFICIAL OWNER                   UNITS             OF CLASS     STOCK         OF CLASS        STOCK           OF CLASS
----------------                   -----             --------     -----         --------        -----           --------
Leviathan(1)                           (1)              (1)        --              --            --               --
DeepTech(2)                            (2)              (2)         850              85%         --               --
Thomas P. Tatham(3)                40,000                *           30(4)            3     9,955,469(5)          45.5%
Grant E. Sims                      24,000                *         --              --         745,000(6)           3.9
Charles M. Darling, IV             10,000(7)             *           50               5       519,481(8)           2.8
Keith B. Forman                       600                *         --              --          31,625(9)             *
John H. Gray                         --                  *           50               5        85,000(10)            *
Janet E. Sikes                       --               --           --              --         270,348(11)          1.5
Paul Thompson III                   2,000                *         --              --         228,921(12)          1.2
Donald V. Weir                     22,000                *          2.5               *       328,128(13)          1.8
James H. Lytal                      1,016                *         --              --          22,500(14)            *
George L. Ball                      1,000                *         --              --            --               --
William A. Bruckmann, III            --               --           --              --            --               --
Executive officers and
 directors of Leviathan as a
 group (12 persons)               101,616                *        132.5              13%   12,198,972(15)         54.0%

(1) The address for Leviathan is 7200 Texas Commerce Tower, 600 Travis Street, Houston, Texas 77002. Leviathan owns all 6,291,894 Common Units outstanding representing limited partner interests in the Partnership; the 1% general partner interest in the Partnership and a 1.0101% nonmanaging interest in each of the limited liability company subsidiaries of the Partnership, representing an effective 27.3% interest in the Partnership.

(2) The address for DeepTech is 7500 Texas Commerce Tower, 600 Travis Street, Houston, Texas 77002. Through DeepTech's effective 85% ownership of Leviathan through Leviathan Holdings, DeepTech owns an effective 23.2% interest in the Partnership.

(3) Mr. Tatham's address is 7500 Texas Commerce Tower, 600 Travis Street, Houston, Texas 77002.

(4) Excludes beneficial ownership of 850 shares of common stock owned by DeepTech. Mr. Tatham is Chairman and Chief Executive Officer of DeepTech and beneficially owns 45.5% of the outstanding DeepTech common stock.

(5) Includes warrants or options to purchase 3,291,666 shares of DeepTech common stock.

(6)  Includes options to purchase 300,000 shares of DeepTech common stock.

(7) Includes 6,000 Preference Units held by Mr. Darling's wife and 4,000 Preference Units held by a trust for which Mr. Darling acts as trustee but excludes 3,000 Preference Units held in trust for Mr. Darling's children.

(8) Excludes 100,000 shares held in trust for Mr. Darling's children but includes 40,731 shares owned by a corporation of which Mr. Darling is a director and shareholder.

(9)  Includes options to purchase 12,500 shares of DeepTech common stock.

(10) Includes options to purchase 75,000 shares of DeepTech common stock.

(11) Includes options to purchase 18,750 shares of DeepTech common stock.

(12) Includes 14,902 shares and warrants to purchase 37,500 shares allocated to employee benefit plans of Mr. Thompson and options to purchase 150,000 shares of DeepTech common stock.

(13) Includes options to purchase 81,250 shares of DeepTech common stock.

(14) Includes options to purchase 12,500 shares of DeepTech common stock.

(15) Includes options to purchase 3,986,666 shares of DeepTech common stock.

*    Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A discussion of certain agreements, arrangements and transactions between or among the Partnership, Leviathan, DeepTech, Tatham Offshore and certain other related parties is summarized in the Partnership's "Notes to Consolidated Financial Statements -- Note 3 -- Oil and Gas Properties" and "Notes to Consolidated Financial Statements -- Note 9 -- Related Party Transactions --" located elsewhere in this Annual Report. Also see "Directors and Executive Officers of the Registrant -- Conflicts and Audit Committee."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report or incorporated by reference:

     1.   Financial Statements

          As to financial statements and supplementary information, reference is made to "Index to Consolidated Financial Statements" on page F-1 of this Annual Report on Form 10-K.

     2.   Financial Statement Schedules

          None. All financial statement schedules are omitted because the information is not required, is not material or is otherwise included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report on Form 10-K.

     3.   (a) Exhibits

 Item                        Description
Number
------



  3.1     -- Certificate of Limited Partnership of the Partnership (filed as
             Exhibit 3.1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

  3.2     -- Amended and Restated Agreement of Limited Partnership of the
             Partnership (filed as Exhibit 10.41 to Amendment No. 1 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

  3.3     -- Amendment Number 1 to the Amended and Restated Agreement of
             Limited Partnership of the Partnership (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated December 31, 1996 and incorporated herein by reference).

  4.1     -- Form of Certificate Evidencing Preference Units Representing
             Limited Partner Interests (filed as Exhibit 4.1 to Amendment No. 2 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

  4.2     -- Form of Certificate Evidencing Common Units Representing
             Limited Partner Interests (filed as Exhibit 4.2 to Amendment No. 2 to the Partnership's Registration Statement on Form S-1, File
             No. 33-55642, and incorporated herein by reference).

 10.01    -- Master Gas Dedication Agreement, dated December 10, 1993, between the Partnership and Tatham Offshore (filed as Exhibit
             10.29 to Amendment No. 2 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

 10.02    -- Amendment to Master Gas Dedication Agreement dated April 21,
             1995 between the Partnership and Tatham Offshore (filed as Exhibit
             10.26 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File Number 0-23934 and incorporated herein by reference).

 10.03    -- Amendment to Master Gas Dedication Agreement dated April 21,
             1995 between the Partnership and Tatham Offshore (filed as Exhibit
             10.27 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File Number 0-23934 and incorporated herein by reference).

 10.04    -- Gathering Agreement, dated July 1, 1992, among Ewing Bank,
             Tatham Offshore, and DeepTech (filed as Exhibit 10.16 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

 10.05    -- Letter Agreement dated March 22, 1995 between Ewing Bank and
             Tatham Offshore amending the Gathering Agreement dated July 1, 1992 (filed as Exhibit 10.44 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, Commission File Number 0-23934 and incorporated herein by reference).

 10.06    -- Partnership Agreement of Stingray (filed as Exhibit 10.06 to
             Amendment No. 1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

 10.07    -- Amended and Restated General Partnership Agreement of UTOS
             (filed as Exhibit 10.07 to Amendment No. 1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

 10.08    -- Amended and Restated General Partnership Agreement of HIOS
             (filed as Exhibit 10.08 to Amendment No. 1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

 10.09    -- First Amended and Restated Management Agreement, effective as of July 1, 1992, between the Partnership and Leviathan (filed as
             Exhibit 10.1 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, Commission File Number 0-23934 and incorporated herein by reference).

 10.10    -- Management Agreement, dated July 1, 1992, between DeepTech and Leviathan (filed as Exhibit 10.10 to Amendment No. 1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

 10.11    -- First Amendment to the Amended and Restated Management
             Agreement, dated as of January 1, 1995, between the Partnership and DeepTech (filed as Exhibit 10.76 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

 10.12    -- Simultaneous Exchange Agreement dated May 27, 1994 by and among
             Shell Offshore Inc., SOI Royalties Inc. and Forest Oil Corporation (filed as Exhibit 10.21 to the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1993 and incorporated herein by reference).

 10.13    -- Service Agreement dated January 1, 1994 between LOGS and
             Deepwater Production Systems regarding Ship Shoal 332A Platform Operation (filed as Exhibit 10.23 to the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1993 and incorporated herein by reference).

 10.14    -- Service Agreement dated January 1, 1994 between LOGS and
             Deepwater Production Systems, Inc. regarding Ship Shoal 331/332 Flowlines (filed as Exhibit 10.24 to the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1993 and incorporated herein by reference).

 10.15    -- Service Agreement dated January 1, 1994 between LOGS and
             Deepwater Production Systems, Inc. regarding Ship Shoal 332A Platform Modifications (filed as Exhibit 10.25 to the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1993 and incorporated herein by reference).

 10.16    -- Technology Services Agreement effective as of July 1, 1993 by and between Dover and the Partnership (filed as Exhibit 10.26 to the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1993 and incorporated herein by reference).

 10.17    -- Letter Agreements dated August 24, 1994, between the
             Partnership and Placid Oil Company (filed as Exhibit 10.1 to the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by reference).

 10.18    -- Letter Agreements dated August 24, 1994, between the
             Partnership and OPUBCO Resources, Inc. and Hi Production Company, Inc. (filed as Exhibit 10.2 to the Partnership's Quarterly
             Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by reference).

 10.19    -- Letter Agreements dated September 23, 1994, between the
             Partnership and Lamar Hunt Trust Estate (filed as Exhibit 10.4 to the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by reference).

 10.20    -- Letter Agreements dated September 23, 1994, between the
             Partnership and Nelson Bunker Hunt Trust Estate (filed as Exhibit
             10.5 to the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by reference).

 10.21    -- Agreement for Purchase and Sale by and between Tatham Offshore,
             Inc., as Seller, and Flextrend Development Company, L.L.C., as Buyer, dated June 30, 1995 (filed as Exhibit 6(a) to the Partnership's Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference).

 10.22    -- Limited Liability Company Agreement of POPCO (filed as Exhibit
             10.39 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

 10.23    -- Letter Agreement dated March 27, 1996, between the Partnership and Tatham Offshore related to the settlement of certain demand charges under transportation agreements (filed as Exhibit 10.40 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

 10.24*   -- Second Amended and Restated Credit Agreement dated December 13,
             1996 among Partnership, The Chase Manhattan Bank, as administrative agent, ING (U.S.) Capital Corporation, as co arranger, and the banks and other financial institutions from time to time party thereto.

 10.25+      Leviathan Unit Rights Appreciation Plan.

 21.1*    -- List of Subsidiaries of the Partnership.

 24.1     -- Power of Attorney (included on the signature pages of this
             Annual Report on Form 10-K).


*    Filed herewith.
+ Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to item 14(c) of Form 10-K.

     (b)  Reports on Form 8-K

          On January 13, 1997, the Partnership filed a Current Report on Form 8-K dated December 31, 1996 with the Commission containing information on the split of Preference Units and Common Units under
          Item 5. "Other Events".

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LEVIATHAN GAS PIPELINE PARTNERS, L.P.,
                                         (Registrant)

                                         By: LEVIATHAN GAS PIPELINE COMPANY,
                                                its General Partner


                                         By: /s/ GRANT E. SIMS
                                             ----------------------------------
                                             Grant E. Sims
                                             Chief Executive Officer
                                             March 26, 1997


                               POWERS OF ATTORNEY

     The undersigned directors and executive officers of LEVIATHAN GAS PIPELINE COMPANY, as General Partner of LEVIATHAN GAS PIPELINE PARTNERS, L.P. hereby constitute and appoint Thomas P. Tatham, Donald V. Weir and Dennis A. Kunetka, and each of them, with full power to act without the other and with full power of substitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments (including post-effective amendments and amendments thereto) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or either of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated. All such capacities are with Leviathan Gas Pipeline Company, General Partner of the Registrant.


/s/ GEORGE L. BALL                         /s/ KEITH B. FORMAN
----------------------------------         -------------------------------------
George L. Ball                             Keith B. Forman
Director                                   Director and Chief Financial Officer
March 26, 1997                             March 26, 1997


/s/ WILLIAM A. BRUCKMANN, III              /s/ JOHN H. GRAY
----------------------------------         -------------------------------------
William A. Bruckmann, III                  John H. Gray
Director                                   Director and Chief Operating Officer
March 26, 1997                             March 26, 1997



/s/ CHARLES M. DARLING, IV                 /s/ JAMES H. LYTAL
----------------------------------         -------------------------------------
Charles M. Darling, IV                     James H. Lytal
Director                                   Director and President
March 26, 1997                             March 26, 1997

/s/ JANET E. SIKES                        /s/ PAUL THOMPSON III
----------------------------------       -------------------------------------
Janet E. Sikes                           Paul Thompson III
Director, Treasurer and Assistant        Director
Secretary                                March 26, 1997
March 26, 1997


/s/ GRANT E. SIMS                        /s/ DONALD V. WEIR
----------------------------------       -------------------------------------
Grant E. Sims                            Donald V. Weir
Director and Chief Executive Officer     Director, Vice President and Secretary
March 26, 1997                           (Principal Accounting Officer)
                                         March 26, 1997


/s/ THOMAS P. TATHAM
----------------------------------
Thomas P. Tatham
Chairman of the Board
March 26, 1997

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page
I.  LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES:
         Report of Independent Accountants                                                                F-2
         Consolidated Balance Sheet as of December 31, 1996 and 1995                                      F-3
         Consolidated Statements of Operations for the Years Ended December 31, 1996,
            1995 and 1994                                                                                 F-4
         Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
            1995 and 1994                                                                                 F-5
         Consolidated Statement of Partners' Capital for the Years Ended December 31, 1994,
            1995 and 1996                                                                                 F-6
         Notes to Consolidated Financial Statements                                                       F-7

II. HIGH ISLAND OFFSHORE SYSTEM:
         Independent Auditors' Report                                                                    F-27
         Statements of Financial Position as of December 31, 1996 and 1995                               F-28
         Statements of Income and Statements of Partners' Equity for the
            Years Ended December 31, 1996 and 1995                                                       F-29
         Statements of Cash Flows for the Years Ended December 31, 1996 and 1995                         F-30
         Notes to the Financial Statements for the Years Ended December 31, 1996 and 1995                F-31

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Unitholders of Leviathan Gas Pipeline Partners, L.P.
 and the Board of Directors and Stockholders of Leviathan Gas Pipeline Company, as General Partner


In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, of cash flows and of partners' capital present fairly, in all material respects, the financial position of Leviathan Gas Pipeline Partners, L.P. and its subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Houston, Texas
March 21, 1997

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                               ASSETS                                December 31,
                                                               ----------------------
                                                                 1996         1995
Current assets:
   Cash and cash equivalents                                   $  16,489    $  15,506
   Accounts receivable                                             6,237        2,795
   Accounts receivable from affiliates                            14,107        6,595
   Other current assets                                              859          762
                                                               ---------    ---------
         Total current assets                                     37,692       25,658
                                                               ---------    ---------

Equity investments                                               107,838       82,441
                                                               ---------    ---------
Property and equipment:
   Pipelines                                                     151,253      181,551
   Platforms and facilities                                       72,461       71,586
   Oil and gas properties, at cost, using
      successful efforts method                                  109,047       47,993
                                                               ---------    ---------
                                                                 332,761      301,130
   Less accumulated depreciation, depletion and amortization      46,206       15,855
                                                               ---------    ---------
         Property and equipment, net                             286,555      285,275
                                                               ---------    ---------
Investment in affiliate                                            7,500         --
Other noncurrent receivable                                        8,531         --
Other noncurrent assets                                            5,410        5,322
                                                               ---------    ---------
         Total assets                                          $ 453,526    $ 398,696
                                                               =========    =========

                       LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable and accrued liabilities                    $  17,769    $  70,717
   Accounts payable to affiliates                                  3,504          178
   Current portion of notes payable                                 --          2,000
                                                               ---------    ---------
         Total current liabilities                                21,273       72,895
Deferred federal income taxes                                      1,722        2,539
Deferred revenue                                                   8,913         --
Notes payable                                                    227,000      135,780
Other noncurrent liabilities                                       2,490          621
                                                               ---------    ---------
         Total liabilities                                       261,398      211,835
                                                               ---------    ---------

Commitments and contingencies (Note 11)

Minority interest                                                    105           20

Partners' capital:
   Preference unitholders' interest                              196,224      192,225
   Common unitholder's interest                                   (3,969)      (5,380)
   General partner's interest                                       (232)          (4)
                                                               ---------    ---------
                                                                 192,023      186,841
                                                               ---------    ---------
         Total liabilities and partners' capital               $ 453,526    $ 398,696
                                                               =========    =========




    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per Unit amounts)


                                                           Year ended December 31,
                                                       --------------------------------
                                                         1996        1995        1994
Revenue:
  Oil and gas sales                                    $    772    $    936    $    796
  Oil and gas sales to affiliates                        46,296         922        --
  Transportation and platform services                   13,974      10,696      11,594
  Transportation and platform services to affiliates     10,031       9,851       6,960
  Equity in earnings                                     20,434      19,588      14,786
                                                       --------    --------    --------
                                                         91,507      41,993      34,136
                                                       --------    --------    --------
Costs and expenses:
  Operating expenses                                      9,068       4,092       1,876
  Depreciation, depletion and amortization               31,731       8,290       5,085
  General and administrative expenses                       788       1,273       2,269
  Management fee and general and administrative
     expenses allocated from general partner              7,752       5,796       3,139
                                                       --------    --------    --------
                                                         49,339      19,451      12,369
                                                       --------    --------    --------
Operating income                                         42,168      22,542      21,767
Gains on sales of assets                                   --         1,247         113
Interest income and other                                 1,710         637       1,180
Interest and other financing costs                       (5,560)       (833)       (912)
Minority interest in income                                (427)       (251)       (216)
                                                       --------    --------    --------
Income before income taxes                               37,891      23,342      21,932
Income tax benefit                                         (801)       (603)       (136)
                                                       --------    --------    --------

Net income                                             $ 38,692    $ 23,945    $ 22,068
                                                       ========    ========    ========

Net income per Unit                                    $   1.57    $   0.97    $   1.02
                                                       ========    ========    ========

Weighted average number of
  Units outstanding                                      24,367      24,367      21,487
                                                       ========    ========    ========



    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                      Year ended December 31,
                                                               -----------------------------------
                                                                 1996         1995         1994
Cash flows from operating activities:
   Net income                                                  $  38,692    $  23,945    $  22,068
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Amortization of debt issue costs                              1,351          687          219
     Depreciation, depletion and amortization                     31,731        8,290        5,085
     Minority interest in income                                     427          251          216
     Equity in earnings                                          (20,434)     (19,588)     (14,786)
     Distributions from equity investments                        36,823       24,642       15,070
     Gains on sales of assets                                       --         (1,247)        (113)
     Deferred income taxes and other                                (936)        (640)        (528)
     Other noncash items                                          (6,560)         152          218
     Changes in operating working capital:
       Decrease (increase) in short-term investments                --          2,000       (2,000)
       (Increase) decrease in accounts receivable                 (3,442)      (1,663)         494
       (Increase) decrease in accounts receivable
           from affiliates                                        (7,512)      (5,833)         667
       (Increase) decrease in other current assets                   (97)          67         (670)
       (Decrease) increase in accounts payable and
          accrued liabilities                                    (23,190)      44,858       24,595
       Increase (decrease) in accounts payable to affiliates       3,326       (1,035)       1,181
                                                               ---------    ---------    ---------
          Net cash provided by operating activities               50,179       74,886       51,716
                                                               ---------    ---------    ---------

Cash flows from investing activities:
   Acquisition and development of oil and gas properties         (59,599)     (45,291)        --
   Additions to pipelines, platforms and facilities              (30,095)    (121,405)     (68,301)
   Equity investments                                            (12,027)      (6,936)     (30,097)
   Proceeds from sales of assets                                    --          1,250          113
                                                               ---------    ---------    ---------
          Net cash used in investing activities                 (101,721)    (172,382)     (98,285)
                                                               ---------    ---------    ---------

Cash flows from financing activities:
   Offering of Partnership units,
     net of underwriting fees and commissions                       --           --         85,500
   Equity offering costs                                            --           --         (1,355)
   Debt issue costs                                               (2,843)      (4,363)        (200)
   Proceeds from notes payable                                    89,220      129,780         --
   Distributions to partners                                     (33,852)     (29,837)     (26,201)
                                                               ---------    ---------    ---------
          Net cash provided by financing activities               52,525       95,580       57,744
                                                               ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents                 983       (1,916)      11,175
Cash and cash equivalents at beginning of year                    15,506       17,422        6,247
                                                               ---------    ---------    ---------

Cash and cash equivalents at end of year                       $  16,489    $  15,506    $  17,422
                                                               =========    =========    =========

Supplemental disclosures to the statement of cash flows - see Note 12.




    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (In thousands)

                                             Preference     Common       General
                                             Unitholders  Unitholders   Partner      Total
Partners' capital at December 31, 1993       $ 115,061    $  (3,024)   $     117    $ 112,154

Offering of Partnership Units, net              84,145         --           --         84,145

Conversion of common units
   into a general partner interest                --             28          (28)        --

Net income for the year
   ended December 31, 1994                      15,224        6,623          221       22,068

Cash distributions                             (18,090)      (7,587)        (259)     (25,936)
                                             ---------    ---------    ---------    ---------

Partners' capital at December 31, 1994         196,340       (3,960)          51      192,431

Net income for the year
   ended December 31, 1995                      17,575        6,130          240       23,945

Cash distributions                             (21,690)      (7,550)        (295)     (29,535)
                                             ---------    ---------    ---------    ---------

Partners' capital at December 31, 1995         192,225       (5,380)          (4)     186,841

Net income for the year
   ended December 31, 1996                      28,400        9,905          387       38,692

Cash distributions                             (24,401)      (8,494)        (615)     (33,510)
                                             ---------    ---------    ---------    ---------

Partners' capital at December 31, 1996       $ 196,224    $  (3,969)   $    (232)   $ 192,023
                                             =========    =========    =========    =========

Limited Partnership Units outstanding at
  December 31, 1994, 1995  and 1996             18,075        6,292         --  (a)    24,367
                                             =========    =========    =========    =========


(a) Leviathan Gas Pipeline Company owns a 1% general partner interest in Leviathan Gas Pipeline Partners, L.P.



    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION:

Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), a publicly held Delaware limited partnership formed in December 1992, is engaged in the gathering and transportation of natural gas and crude oil through its pipeline systems located in the Gulf of Mexico (the "Gulf") and in the development and production of oil and gas reserves from its proved properties. The Partnership's assets include interests in (i) eight natural gas pipeline systems, (ii) a crude oil pipeline system, (iii) five strategically located multi-purpose platforms, (iv) three producing oil and gas properties, (v) an overriding royalty interest and (vi) a dehydration facility. The Partnership's operating activities are conducted through fourteen subsidiaries.

Leviathan Gas Pipeline Company ("Leviathan"), a Delaware corporation and wholly-owned subsidiary of Leviathan Holdings Company ("Leviathan Holdings"), an 85%-owned subsidiary of DeepTech International Inc. ("DeepTech"), is the general partner of the Partnership. The remaining 15% of Leviathan Holdings is principally owned by members of the management of DeepTech. DeepTech also owns and controls several other operating subsidiaries which are engaged in various oil and gas related activities.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of those 50% or more owned subsidiaries controlled by the Partnership and Leviathan. Leviathan's approximate 1% nonmanaging interest in certain subsidiaries of the Partnership represents the minority interest in the Partnership's consolidated financial statements. Investments in which the Partnership owns a 20% to 50% ownership interest are accounted for using the equity method. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts from the prior year have been reclassified to conform to the current year's presentation. In addition, all number of Units and per Unit disclosures have been restated to reflect a two for one Preference and Common Unit split approved by the Board of Directors of Leviathan in December 1996 for the Unitholders of record as of the close of business on December 31, 1996.

Cash and cash equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Debt issue costs

Debt issue costs are capitalized and amortized over the life of the related indebtedness.

Property and equipment

Gathering pipelines, platforms and related facilities are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives ranging from 7 to 30 years. Maintenance and repair costs are expensed as incurred; additions, improvements and replacements are capitalized.

The Partnership accounts for its oil and gas exploration and production activities using the successful efforts method of accounting. Under this method, costs of successful exploratory wells, development wells and acquisitions of mineral leasehold interests are capitalized. Production, exploratory dry hole and other exploration costs, including geological and geophysical costs and delay rentals, are expensed as incurred. Unproved properties are assessed periodically and any impairment in value is recognized currently as depreciation, depletion and amortization expense.

Depreciation, depletion and amortization of the capitalized costs of producing oil and gas properties, consisting principally of tangible and intangible costs incurred in developing a property and costs of productive leasehold interests, are computed on the unit-of-production method. Unit-of-production rates are based on annual estimates of remaining

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES proved developed reserves or proved reserves, as appropriate, for each property. Repair and maintenance costs are charged to expense as incurred; additions, improvements and replacements are capitalized.

The Partnership adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of", effective January 1, 1996. SFAS No. 121 requires recognition of impairment losses on long-lived assets (including proved properties, wells, equipment and related facilities) if the carrying amount of such assets, grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other assets, exceeds the estimated undiscounted future cash flows of such assets. Measurement of any impairment loss is based on the fair value of the assets. Implementation of SFAS No. 121 did not have a material effect on the Partnership's financial position or results of operations.

Capitalization of interest

Interest and other financing costs are capitalized in connection with major construction and drilling activities as part of the cost of the asset and amortized over the related asset's estimated useful life.

Revenue recognition

Revenue from pipeline transportation of hydrocarbons is recognized upon receipt of the hydrocarbons into the pipeline systems. Revenue from oil and gas sales is recognized upon delivery in the period of production. Revenue from platform access and processing services is recognized in the period the services are provided.

Income taxes

The Partnership and its subsidiaries are not taxable entities. However, the taxable income or loss resulting from the operations of the Partnership will ultimately be included in the federal and state income tax returns of the general and limited partners and may vary substantially from the income or loss reported for financial reporting purposes.

Tarpon Transmission Company ("Tarpon") is and Manta Ray Gathering Systems, Inc. ("Manta Ray") was, prior to its liquidation in May 1996, a subsidiary of the Partnership subject to federal corporate income taxation. The Partnership accounts for income taxes of Tarpon and Manta Ray in accordance with SFAS No. 109, "Accounting for Income Taxes", which utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of other assets and liabilities. Resulting tax liabilities, if any, are borne by the Partnership.

Net income per unit

Net income per Unit is computed based upon the net income of the Partnership less an allocation of approximately 1% of the Partnership's net income to the general partner. The weighted average number of Units outstanding for the years ended December 31, 1996, 1995 and 1994 was 24,366,894 Units, 24,366,894 Units
and 21,486,694 Units, respectively.

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the related reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions include those made in the areas of (i) Federal Energy Regulatory Commission ("FERC") regulations, (ii) oil and gas reserve disclosure, (iii) estimated useful lives of depreciable assets and (iv) potential environmental liabilities. Actual results could differ from those estimates. Management believes that its estimates are reasonable.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

Other

The fair values of the financial instruments included in the Partnership's assets and liabilities approximate their carrying values.

The Partnership enters into commodity derivative transactions to hedge its exposure to price fluctuations on anticipated natural gas and crude oil sales transactions. Gains and losses on hedging activities are deferred and included in the results of operations in the period in which the hedged production is sold. See Note 11.

NOTE 3 - OIL AND GAS PROPERTIES:

On June 30, 1995, Flextrend Development Company, L.L.C. ("Flextrend Development"), a subsidiary of the Partnership, entered into a purchase and sale agreement (the "Purchase and Sale Agreement") with Tatham Offshore, Inc. ("Tatham Offshore"), an approximately 37%-owned affiliate of DeepTech. Pursuant to the Purchase and Sale Agreement, Flextrend Development acquired, subject to certain reversionary rights, a 75% working interest in Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117 (the "Assigned Properties") from Tatham Offshore for $30,000,000. All of the Assigned Properties are located offshore in the Gulf. Flextrend Development is entitled to retain all of the revenues attributable to the Assigned Properties until it has received net revenues equal to the Payout Amount (as defined below), whereupon Tatham Offshore is entitled to receive a reassignment of the Assigned Properties, subject to reduction and conditions as discussed below. "Payout Amount" is defined as an amount equal to all costs incurred by Flextrend Development with respect to the Assigned Properties (including the $30,000,000 acquisition cost paid to Tatham Offshore) plus interest thereon at a rate of 15% per annum. Effective February 1, 1996, the Partnership entered into an agreement with Tatham Offshore regarding certain transportation agreements that increases the amount recoverable from the Payout Amount by $7,500,000 plus interest (Note 9).

Effective December 10, 1996, Flextrend Development exercised its option to permanently retain 50% of the acquired working interest in all three Assigned Properties in exchange for forgiving 50% of the then-existing Payout Amount exclusive of the $7,500,000 plus interest added to the Payout Amount in connection with the restructuring of certain transportation agreements discussed above. Flextrend Development remains obligated to fund any further development costs attributable to Tatham Offshore's portion of the working interests, such costs to be added to the Payout Amount. Flextrend Development's election to retain 50% of the acquired working interest in all three of the Assigned Properties reduced the Payout Amount from $94,020,000 to $50,760,000. Subsequent to December 10, 1996, only 50% of the development and operating costs attributable to the Assigned Properties are added to the Payout Amount and 50% of the net revenue from the Assigned Properties will reduce the Payout Amount. As of December 31, 1996, the Payout Amount was $49,591,000 comprised of (a) the sum of (i) initial acquisition and transaction costs of $32,089,000, (ii) development and operating costs of $84,637,000, (iii) prepaid demand charges of $7,500,000 and (iv) interest of $13,094,000, reduced by (b) the sum of (i) net revenue of $44,469,000 and (ii) forgiveness of $43,260,000 of the Payout Amount as a result of Flextrend Development's decision to retain 50% of the acquired working interest in the Assigned Properties. Tatham Offshore and the Partnership have agreed that in the event Tatham Offshore furnishes the Partnership with a financing commitment from a lender with a credit rating BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment.

Presented below are costs incurred in the Partnership's oil and gas property acquisition, exploration and development activities, whether capitalized or expensed at the time these costs were incurred:

                                         Year ended December 31,
                                      ----------------------------
                                          1996             1995
Acquisitions of proved properties     $ 3,553,000      $32,426,000
Development                            57,501,000       12,865,000
                                      -----------      -----------
      Total costs incurred            $61,054,000(a)   $45,291,000(b)
                                      ===========      ===========

-------------

(a)  Includes $6,296,000 of capitalized interest costs.
(b)  Includes $740,000 of capitalized interest costs.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

Investments in oil and gas properties at December 31, 1996 and 1995 were comprised of the following:

                                             December 31,
                                      ---------------------------
                                         1996           1995
Proved properties                     $ 38,681,000   $ 35,128,000
Wells, equipment and
  related facilities                    70,366,000     12,865,000
                                      ------------   ------------
     Total capitalized costs           109,047,000     47,993,000
Accumulated depreciation,
  depletion and amortization            17,673,000        943,000
                                      ------------   ------------
     Net capitalized costs            $ 91,374,000   $ 47,050,000
                                      ============   ============

NOTE 4 - EQUITY INVESTMENTS:

The Partnership owns interests of 50% in Viosca Knoll Gathering Company ("Viosca Knoll"), 36% in Poseidon Oil Pipeline Company, L.L.C. ("POPCO"), 50% in Stingray Pipeline Company ("Stingray"), 40% in High Island Offshore System ("HIOS"), 33 1/3% in U-T Offshore System ("UTOS") and 50% in West Cameron Dehydration Company ("West Cameron Dehy").

Leviathan contributed the equity interests in Stingray, HIOS and UTOS to the Partnership at its carrying value on February 19, 1993. The excess of the carrying amount of the investments accounted for using the equity method over the underlying equity in net assets as of December 31, 1996 is $31,125,000. Leviathan accounted for its acquisition of its interest in Stingray, HIOS and UTOS using the purchase method of accounting. The difference between the cost of the investments accounted for on the equity method and the underlying equity in net assets of Stingray, HIOS and UTOS at acquisition was assigned to property, plant and equipment and favorable firm transportation contracts and is being depreciated on a straight-line basis over the estimated 20-year lives of such property, plant and equipment and the lives of the related contracts, respectively. The majority of such contracts expired by December 1993. The 20-year depreciable life used for the regulated pipeline assets may be impacted by future rates approved by the FERC.

In May 1994, VK Deepwater Gathering Company, L.L.C. ("VK Deepwater"), a subsidiary of the Partnership, and EPEC Deepwater Gathering Company ("EPEC Deepwater"), a subsidiary of El Paso Tennessee Pipeline Co., formed Viosca Knoll, a Delaware general partnership owned 50% by VK Deepwater and 50% by EPEC Deepwater, to construct, own and operate an approximate 100-mile gathering system and related facilities extending from the Main Pass area through the Viosca Knoll area and terminating at points of interconnection with existing interstate pipelines. Viosca Knoll began the construction and installation of the pipeline system in June 1994 and placed the system in service in November 1994.

In February 1996, the Partnership and Texaco, Inc. formed POPCO, a Delaware limited liability company, which, at inception, was 50% owned by Poseidon Pipeline Company, L.L.C. ("Poseidon LLC"), a subsidiary of the Partnership, and 50% owned by Texaco Trading and Transportation Inc. ("Texaco Trading"), a subsidiary of Texaco, Inc. POPCO was formed to construct, own and operate the Poseidon Oil Pipeline ("Poseidon"). Pursuant to the terms of the organizational documents, Poseidon LLC initially contributed assets, at net book value, related to the construction of the initial phase of Poseidon as well as certain dedication agreements with producers and Texaco Trading initially contributed an equivalent amount of cash as well as its rights under certain agreements. In July 1996, Marathon Oil Company ("Marathon") joined POPCO by contributing its interest in 58 miles of nearby crude oil pipelines and dedicating its portion of oil reserves attached to such pipelines to Poseidon for transportation. As a result, each of the Partnership and Texaco Trading now owns a 36% interest in POPCO and Marathon owns the remaining 28% interest. Poseidon consists of approximately 200 miles of 16 to 24 inch diameter pipeline capable of delivering up to 400,000 barrels per day of sour crude oil production to multiple markets onshore Louisiana. The initial 117- mile segment, which extends easterly from Garden Banks Block 72 to Ship Shoal Block 332, was placed in service in April 1996. The second phase, an 83-mile segment, extending in a northerly direction from the Ship Shoal Block 332 Platform to Calliou Island, Louisiana, was placed in service in December 1996.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

The summarized financial information for investments which are accounted for using the equity method is as follows:

                    SUMMARIZED HISTORICAL OPERATING RESULTS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (In thousands)


                                                                                 West Cameron
                                   HIOS     Viosca Knoll   Stingray      POPCO        Dehy          UTOS        Total
Operating revenue                $ 46,875     $ 13,923     $ 24,146     $  7,876     $  1,686     $  3,476
Other income                          171         --          1,186          339           10           48
Operating expenses                (15,682)        (424)     (14,260)      (2,882)        (162)      (2,511)
Depreciation                       (4,775)      (2,269)      (7,057)      (1,893)         (16)        (560)
Other expenses                         96          (90)      (1,679)        (269)        --           --
                                 --------     --------     --------     --------     --------     --------
Net earnings                       26,685       11,140        2,336        3,171        1,518          453
Effective ownership percentage         40%          50%          50%          36%          50%        33.3%
                                 --------     --------     --------     --------     --------     --------
                                   10,674        5,570        1,168        1,142          759          151
Adjustments:
     Depreciation (a)                 783         --            669         --           --              2
     Contract amortization (a)       (105)        --           --           --           --           --
     Rate refund reserve             (417)        --           --           --           --           --
     Other                             51         --           --            (13)        --           --
                                 --------     --------     --------     --------     --------     --------
Equity in earnings               $ 10,986     $  5,570     $  1,837     $  1,129     $    759     $    153     $ 20,434
                                 ========     ========     ========     ========     ========     ========     ========
Distributions (b)                $ 11,400     $ 18,450     $  1,923     $  4,000     $    650     $    400     $ 36,823
                                 ========     ========     ========     ========     ========     ========     ========

-------------

(a) Adjustments result from purchase price adjustments made in accordance with Accounting Principles Board ("APB") No. 16, "Business Combinations".
(b) Future distributions could be restricted by the terms of the equity investees' respective credit agreements.



                    SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (In thousands)



                                            FOR THE YEAR ENDED DECEMBER 31, 1995
                                 -------------------------------------------------------------
                                                             Viosca
                                   HIOS       Stingray        Knoll         UTOS        Total
                                 --------   ------------  -----------     --------
Operating revenue                $ 53,428     $ 26,020     $  7,107     $  5,195
Other income                          659        1,306         --             53
Operating expenses                (19,360)     (13,993)        (520)      (2,828)
Depreciation                       (4,898)      (6,663)      (2,224)        (731)
Other expenses                       (151)      (1,245)        --            (18)
                                 --------     --------     --------     --------
Net earnings                       29,678        5,425        4,363        1,671

Effective ownership percentage         40%          50%          50%        33.3%
                                 --------     --------     --------     --------
                                   11,871        2,712        2,181          557

Adjustments:
    Depreciation (a)                  854          899         --             59
    Contract amortization (a)        (198)        --           --           --
    Rate refund reserve               417         --           --           --
    Other                             168           57 (b)     --             11
                                 --------     --------     --------     --------
Equity in earnings               $ 13,112     $  3,668     $  2,181     $    627     $ 19,588
                                 ========     ========     ========     ========     ========
Distributions                    $ 15,200     $  5,750     $  2,825     $    867     $ 24,642
                                 ========     ========     ========     ========     ========
                                            FOR THE YEAR ENDED DECEMBER 31, 1994
                                 -------------------------------------------------------------
                                                                         Viosca
                                 Stingray       HIOS         UTOS        Knoll         Total
                                 --------     --------     --------     --------
Operating revenue                $ 34,666     $ 44,160     $  7,125     $    629
Other income                          294          216          169         --
Operating expenses                (14,154)     (24,793)      (3,568)         (46)
Depreciation                       (8,573)      (4,573)          13         (238)
Other expenses                       (995)        (389)         (54)        --
                                 --------     --------     --------     --------
Net earnings                       11,238       14,621        3,685          345

Effective ownership percentage         50%          40%        33.3%          50%
                                 --------     --------     --------     --------
                                    5,619        5,848        1,227          172
Adjustments:
    Depreciation (a)                2,019          705         (206)        --
    Contract amortization (a)        --           (581)         (17)        --
    Rate refund reserve              --           --           --           --
    Other                            --           --           --           --
                                 --------     --------     --------     --------
Equity in earnings               $  7,638     $  5,972     $  1,004     $    172   $ 14,786
                                 ========     ========     ========     ========   ========
Distributions                    $ 10,170     $  3,600     $  1,300     $   --     $ 15,070
                                 ========     ========     ========     ========   ========


-----------------

(a) Adjustments result from purchase price adjustments made in accordance with APB No. 16, "Business Combinations".
(b) Includes the results of West Cameron Dehy for December 1995 (inception of operations).

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                      SUMMARIZED HISTORICAL BALANCE SHEETS
                                 (In thousands)


                                         HIOS             Viosca Knoll            Stingray
                                     December 31,          December 31,          December 31,
                                 -------------------   -------------------  ---------------------
                                    1996      1995        1996      1995       1996      1995
Current assets                   $  8,215   $  7,868   $  2,708   $  1,657   $ 35,117   $39,144
Noncurrent assets                  15,128     19,632     71,108     64,664     48,917    48,467
Current liabilities                 2,153      4,640        661      3,508     35,495    31,089
Long-term debt                       --         --       33,300       --       17,400    23,200
Other noncurrent liabilities          643        893        173       --        2,321     2,233

                                                West Cameron Dehy             UTOS
                                   POPCO          December 31,            December 31,
                                December 31, ---------------------   -----------------------
                                   1996        1996         1995         1996        1995
Current assets                   $ 51,467     $    424     $    871     $  4,211     $  1,951
Noncurrent assets                 165,052          679          695        3,305        3,907
Current liabilities                39,337           28          709        3,899        1,505
Long-term debt                     84,000         --           --           --           --
Other noncurrent liabilities         --           --           --           --           --

NOTE 5 - REGULATORY MATTERS:

The FERC has jurisdiction over Tarpon (through March 13, 1997), Stingray, HIOS and UTOS (the "Regulated Pipelines") with respect to transportation of gas, rates and charges, construction of new facilities, extension or abandonment of service and facilities, accounts and records, depreciation and amortization policies and certain other matters. The Partnership's remaining systems (the "Unregulated Pipelines") are gathering facilities and as such are not currently subject to rate and certificate regulation by the FERC. However, the FERC has asserted that it has rate jurisdiction under the Natural Gas Act of 1938, as amended (the "NGA"), over services performed through gathering facilities owned by a natural gas company (as defined in the NGA) when such services were performed "in connection with" transportation services provided by such natural gas company. Whether, and to what extent, the FERC should exercise any NGA rate jurisdiction it may be found to have over gathering facilities owned either by natural gas companies or affiliates thereof is subject to case-by-case review by the FERC. Based on current FERC policy and precedent, the Partnership does not anticipate that the FERC will assert or exercise any NGA rate jurisdiction over the Unregulated Pipelines so long as the services provided through such lines are not performed "in connection with" transportation services performed through any of the Regulated Pipelines.

Poseidon is subject to regulation under the Hazardous Liquid Pipeline Safety Act ("HLPSA"). Operations in offshore federal waters are regulated by the Department of the Interior. In addition, under the Outer Continental Shelf Lands Act ("OCSLA"), as implemented by the FERC, pipelines that transport crude oil across the Outer Continental Shelf ("OCS") must offer nondiscriminatory access to other potential shippers of crude. Poseidon is located in federal waters in the Gulf, and its right-of-way was granted by the federal government. Therefore, the FERC may assert that it has jurisdiction to compel Poseidon to grant access under OCSLA to other shippers of crude oil and to apportion the capacity of the line among owner and non-owner shippers.

The FERC has generally disclaimed jurisdiction to set rates for oil pipelines in the OCS under the Interstate Commerce Act ("ICA"). Therefore, unless the FERC's jurisdiction is successfully invoked under OCSLA to remedy a denial of non-discriminatory access, or the FERC reverses its decision that the ICA does not apply to OCS oil pipelines, commencement of service on Poseidon will not subject it to rate regulation.

Rate Cases

Tarpon. On May 28, 1992, Tarpon filed a petition requesting the FERC to declare its offshore system to be a gathering facility exempt from FERC's jurisdiction and to vacate the order certificating the facilities. On July 20, 1992, the FERC denied Tarpon's petition. Tarpon filed a request for rehearing on November 17, 1992, and the FERC denied such request. Tarpon appealed the FERC's decision to the United States Court of Appeals for the District of Columbia Circuit (the "D.C. Circuit") on November 20, 1992. The proceedings before the D.C. Circuit have been stayed pending action by the FERC with respect to a motion filed by Tarpon on February 23, 1993 requesting the FERC reopen and reconsider its orders rejecting Tarpon's petition, which motion was renewed on June 25, 1996. On March 13, 1997, the FERC issued an order declaring Tarpon's facilities exempt from NGA regulation under the gathering exception. Tarpon has agreed to continue service for its shippers on the terms and conditions, and at the rates reflected in its current tariff for at least two years from the date of the order.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

Other. Each of Stingray, HIOS, and UTOS are currently operating under agreements with their respective customers that provide for rates that have been approved by the FERC and which should remain in effect through at least the fourth quarter of 1998. Stingray, HIOS and UTOS have each agreed to file a new rate case in the fourth quarter of 1998.

NOTE 6 - INDEBTEDNESS:

In February 1993, the Partnership entered into a revolving credit facility with a syndicate of commercial banks that provided a maximum $50.0 million commitment for borrowings, subject to certain borrowing base limitations (the "Partnership Credit Facility"). The Partnership Credit Facility was amended and restated in March 1995, February 1996, March 1996 and December 1996 and currently provides up to $300.0 million of available credit, subject to certain incurrence limitations. As of December 31, 1996 and 1995, funds borrowed under the Partnership Credit Facility totaled $227,000,000 and $113,500,000, respectively. The Partnership Credit Facility has a maturity of three years, which maturity can be extended in one-year increments for an additional three years. At the election of the Partnership, interest under the Partnership Credit Facility is determined by reference to the reserve- adjusted London interbank offer rate ("LIBOR"), the prime rate or the 90-day average certificate of deposit. The interest rate at December 31, 1996 and 1995 was 6.6% and 7.8% per annum, respectively. A commitment fee is charged on the unused and available to be borrowed portion of the credit facility. This fee varies between 0.25% and 0.375% per annum and is currently 0.30% per annum. Amounts advanced under the Partnership Credit Facility were used (i) to finance the Partnership's capital expenditures, including construction of platforms and pipelines, investments in equity investees and the acquisition and development of oil and gas properties and (ii) to repay all of the indebtedness incurred under the Flextrend Credit Facility (discussed below). Amounts remaining under the Partnership Credit Facility are available to the Partnership for general partnership purposes, including financing capital expenditures, for working capital, and subject to certain limitations, for paying distributions to Unitholders. The Partnership Credit Facility can also be utilized to issue letters of credit as may be required from time to time; however, no letters of credit are currently outstanding. All amounts due under the Partnership Credit Facility are guaranteed by Leviathan and each of the Partnership's subsidiaries, and are secured by Leviathan's 1% general partner interest in the Partnership, all of Leviathan's and the Partnership's equity interest in the Partnership's subsidiaries and most of the equipment, negotiable instruments and inventory and other personal property of the Partnership's subsidiaries.

On October 12, 1995, Flextrend Development and a syndicate of commercial lenders entered into a multiple-draw, term loan facility (the "Flextrend Credit Facility"). Subject to customary conditions and covenants, the Flextrend Credit Facility provided for borrowings of up to $32,000,000 (including a letter of credit facility of up to $5,000,000) at any time prior to March 31, 1996. Each loan under the credit facility accrued interest at a variable rate selected by Flextrend Development and determined by reference to LIBOR or the prime rate. As of December 31, 1995, $24,280,000 in principal was outstanding under the Flextrend Credit Facility and the interest rate related thereto was 11.9% per annum. As discussed above, all borrowings under the Flextrend Credit Facility were repaid in March 1996 in connection with the amendment and restatement of the Partnership Credit Facility.

Interest costs incurred by the Partnership in connection with its credit facilities totaled $17,470,000, $6,082,000 and $910,000 for the years ended December 31, 1996, 1995 and 1994, respectively. During the years ended December 31, 1996 and 1995, the Partnership capitalized $11,910,000 and $5,269,000, respectively, of such interest costs in connection with construction projects and drilling activities in progress during such periods. At December 31, 1996 and 1995, the unamortized portion of debt issue costs totaled $4,616,000 and $4,579,000, respectively.

NOTE 7 - PARTNERS' CAPITAL:

In June 1994, the Partnership completed the public offering of additional Preference Units representing limited partner interests in the Partnership. The net proceeds from the offering of $84,145,000 were utilized by the Partnership to fund a portion of certain capital projects, including its investment in Viosca Knoll and the construction of a platform facility.

In 1995, the Partnership adopted the Unit Rights Appreciation Plan (the "Plan") to provide the Partnership with the ability of making awards of Unit Rights, as hereinafter defined, to certain officers and key employees of the Partnership or its affiliates as an incentive for these individuals to continue in the service of the Partnership or its affiliates. Under

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES the Plan, the Partnership may grant to senior officers of the Partnership or its affiliates, excluding the Chairman of the Board of Leviathan, currently Mr. Thomas P. Tatham, with the right to purchase, or realize the appreciation of, a Preference Unit (a "Unit Right"), pursuant to the provisions of the Plan. The aggregate number of Preference Units as to which Unit Rights may be issued pursuant to the Plan shall not exceed 400,000 Preference Units per calendar year and 4,000,000 Preference Units over the term of the Plan, subject to adjustment as to both limitations under certain circumstances. No participant may be granted more than 400,000 Unit Rights in any calendar year. The exercise price of the Preference Units covered by the Unit Rights granted pursuant to the Plan shall be the closing price of the Preference Units as reported on the New York Stock Exchange or, if the Preference Units are not traded on such exchange, as reported on any other national securities exchange on which the Preference Units are traded, on the date on which Unit Rights are granted pursuant to the Plan. As of March 14, 1997, a total of 1,200,000 Unit Rights have been granted under the Plan representing 400,000 Unit Rights for each of the calendar years 1995, 1996 and 1997.

As of December 31, 1996, 1995 and 1994, all of the Preference Units of the Partnership were held by the public, representing an effective limited partner interest in the Partnership of 72.7%. Leviathan, as owner of the Common Units, its general partner interest and its nonmanaging interest in certain subsidiaries of the Partnership, owned the remaining effective interest in the Partnership of 27.3%.

NOTE 8 - CASH DISTRIBUTIONS:

The Partnership makes quarterly distributions of 100% of its Available Cash, as defined in the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), to the Unitholders and Leviathan. Available Cash consists generally of all the cash receipts of the Partnership plus reductions in reserves less all of its cash disbursements and net additions to reserves. Leviathan has broad discretion to establish cash reserves that it determines are necessary or appropriate to provide for the proper conduct of the business of the Partnership including cash reserves for future capital expenditures, to stabilize distributions of cash to the Unitholders and Leviathan, to reduce debt or as necessary to comply with the terms of any agreement or obligation of the Partnership. The Partnership expects to make distributions of Available Cash within 45 days after the end of each quarter to Unitholders of record on the applicable record date, which will generally be the last business day of the month following the close of such calendar quarter.

The distribution of Available Cash of the Partnership for each quarter within the Preference Period, as defined in the Partnership Agreement, is subject to the preferential rights of the holders of Preference Units to receive the Minimum Quarterly Distribution, as defined in the Partnership Agreement, for such quarter, plus any arrearages in the payment of the Minimum Quarterly Distribution for prior quarters, before any distribution of Available Cash is made to holders of Common Units for such quarter. The Common Units are not entitled to arrearages in the payment of the Minimum Quarterly Distribution. In general, the Preference Period is defined to mean the period commencing on February 19, 1993 and continuing through at least March 31, 1998.

Since commencement of operations on February 19, 1993 through December 31, 1996, the Partnership has made distributions to the Unitholders equal to and in excess of the Minimum Quarterly Distribution of $0.275 per Unit. See Note 17.

Distributions by the Partnership of its Available Cash are effectively made 98% to Unitholders and 2% to Leviathan, subject to the payment of incentive distributions to Leviathan if certain target levels of cash distributions to Unitholders are achieved (the "Incentive Distributions"). As an incentive, the general partner's interest in the portion of quarterly cash distributions in excess of $0.325 per Unit and less than or equal to $0.375 per Unit is increased to 15%. For quarterly cash distributions over $0.375 per Unit but less than or equal to $0.425 per Unit, the general partner receives 25% of such incremental amount and for all quarterly cash distributions in excess of $0.425 per Unit, the general partner receives 50% of the incremental amount. During the year ended December 31, 1996, the general partner received Incentive Distributions totaling $285,000. In January 1997, the Partnership declared a cash distribution of $0.40 per Unit. As a result, in February 1997, the general partner received an Incentive Distribution of $381,000.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

NOTE 9 - RELATED PARTY TRANSACTIONS:

Management Fees

Substantially all of the individuals who perform the day-to-day financial, administrative, accounting and operational functions for Leviathan as well as those who are responsible for the direction and control of the Partnership are employed by DeepTech. DeepTech entered into management agreements with each of its subsidiaries including Leviathan in its capacity as general partner of the Partnership. The management fee charged to Leviathan is intended to approximate the amount of resources allocated by DeepTech in providing various operational, financial, accounting and administrative services on behalf of Leviathan and the Partnership. The management agreement has an initial term expiring on June 30, 1997, and may be terminated thereafter upon 90 days notice by either party. Pursuant to the terms of the Partnership Agreement, Leviathan is entitled to reimbursement of all reasonable general and administrative expenses and other reasonable expenses incurred by Leviathan and its affiliates for or on behalf of the Partnership including, but not limited to, amounts payable by Leviathan to DeepTech under the management agreement.

In connection with the completion of the offering of additional Preference Units in June 1994, Leviathan amended its management agreement with DeepTech effective July 1, 1994 in consideration for the increase in management services associated with the planned expansion of facilities and to more accurately provide for the reimbursement of expenses incurred by DeepTech in providing management services to Leviathan and the Partnership. As amended, the management agreement provided for a management fee of $2,000,000 a year plus 40% of DeepTech's unreimbursed selling, general and administrative expenses. Effective November 1, 1995 and July 1, 1996, primarily as a result of the increased oil and gas activities of the Partnership, Leviathan again amended its management agreement with DeepTech to provide for an annual management fee of 45.3% and 54%, respectively, of DeepTech's overhead. Leviathan charged the Partnership $6,590,000, $5,796,000 and $3,139,000 pursuant to its management agreement with DeepTech for the years ended December 31, 1996, 1995 and 1994, respectively.

Leviathan is also required to reimburse DeepTech for certain tax liabilities resulting from, among other things, additional taxable income allocated to Leviathan due to (i) the issuance of additional Preference Units (including the sale of the Preference Units by the Partnership pursuant to the second public offering) and (ii) the investment of such proceeds in additional acquisitions or construction projects. During the year ended December 31, 1996, Leviathan charged the Partnership $1,162,000 to compensate DeepTech for additional taxable income allocated to Leviathan.

Effective July 1, 1995, DeepTech established deferred mandatory compensation arrangements for the Chief Executive Officer and certain senior executives of DeepTech. Pursuant to the terms of such arrangements, participants deferred all or a portion of their cash salary until no later than July 1, 1996. During each month in the deferral period, each participant was entitled to receive options to purchase a number of shares of either DeepTech or Tatham Offshore or Preference Units of the Partnership equal to a percentage (ranging from 100% to 300% times their cash salary) divided by the lesser of the closing price on June 30, 1995 (DeepTech - $4.00, Tatham Offshore - $3.50 and the Partnership - $23.75) or the average closing price for the applicable month. Options were exercisable only by cancellation of the participant's cash salary. Each participant earned credits equal to a multiple, based on the option elected, of their deferred cash salary. Any participant, except the Chief Executive Officer of DeepTech, could have received all or a portion of their salary in cash if they did not elect to exercise any options. Upon termination of the compensation arrangements in June 1996, no options had been exercised to purchase any of the Preference Units of the Partnership.

Sales, Transportation and Platform Access Agreements

General. In December 1993, the Partnership entered into a master gas dedication arrangement with Tatham Offshore (the "Master Dedication Agreement"). Under the Master Dedication Agreement, Tatham Offshore has dedicated all production from its Garden Banks, Viosca Knoll, Ewing Bank and Ship Shoal leases as well as certain adjoining areas of mutual interest to the Partnership for transportation. In exchange, the Partnership has agreed to install the pipeline facilities necessary to transport production from the areas and certain related facilities and to provide transportation services with respect to such production. Tatham Offshore has agreed to pay certain fees for transportation services and facilities access provided under the Master Dedication Agreement. Pursuant to the terms of the Purchase and Sale

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

Agreement with Tatham Offshore (Note 3), Flextrend Development has assumed all of Tatham Offshore's obligations under the Master Dedication Agreement and certain ancillary agreements with respect to the Assigned Properties.

Ewing Bank Gathering System. Pursuant to a gathering agreement (the "Ewing Bank Gathering Agreement") among Tatham Offshore, DeepTech, and a subsidiary of the Partnership, Tatham Offshore has dedicated all natural gas and crude oil produced from eight of its Ewing Bank leases for gathering and redelivery by the Partnership and is obligated to pay a demand and a commodity rate for shipment of all oil and gas under this agreement. The Ewing Bank Gathering Agreement requires Tatham Offshore to pay certain demand charges and a commodity charge equal to 4% of the market price of production actually transported. For the years ended December 31, 1996, 1995 and 1994, Tatham Offshore paid the Partnership demand and commodity charges of $349,000, $7,626,000 and $6,232,000, respectively, under this agreement. The Partnership also receives revenue from the oil and gas production from the Ewing Bank 914 #2 well as a result of its 7.13% overriding royalty interest in the well. In March 1996, the Partnership settled all remaining unpaid demand charge obligations under the Ewing Bank Gathering Agreement in exchange for certain consideration as discussed below.

Ship Shoal. Pursuant to the Master Dedication Agreement, the Partnership and Tatham Offshore have entered into a gathering and processing agreement (the "Ship Shoal Agreement") pursuant to which the Partnership constructed a gathering line from Tatham Offshore's Ship Shoal Block 331 lease to interconnect with a third-party pipeline at the Partnership's platform located on Ship Shoal Block 332. In addition, the Partnership is operating the refurbished platform located at Ship Shoal Block 332 to process production from Ship Shoal Block 331. Pursuant to the terms of the Ship Shoal Agreement, and in consideration for constructing the interconnect, refurbishing the platform and for providing access to the processing facilities, Tatham Offshore was required to pay the Partnership a demand charge of $113,000 per month over a five-year period ending June 1999 and has dedicated all production from its Ship Shoal 331 lease and eight additional surrounding leases for gathering and processing by the Partnership. The Ship Shoal Agreement remains in effect for the productive life of the reserves or, if earlier, the expiration of 20 years from date of first production. During late 1994, all of Tatham Offshore's wells at Ship Shoal 331 experienced completion and production problems. As a result, the Partnership received only demand charges under this agreement during 1995. For the years ended December 31, 1995 and 1994, the Partnership received $1,360,000 and $728,000, respectively, from Tatham Offshore for fees related to the Ship Shoal Agreement. In March 1996, the Partnership settled all remaining unpaid demand charge obligations under this transportation agreement in exchange for certain consideration as discussed below.

VK 817 Platform. Tatham Offshore is also obligated to pay certain platform access and processing fees to the Partnership. For the years ended December 31, 1996 and 1995, the Partnership received $1,896,000 and $823,000, respectively, from Tatham Offshore as platform access and processing fees related to the Partnership's platform located in Viosca Knoll Block 817.

Transportation Agreements Settled. Tatham Offshore was obligated to make demand charge payments to the Partnership pursuant to certain transportation agreements discussed above. Under these agreements, the Partnership was entitled to receive demand charges of $8,100,000 in 1996, $6,000,000 in 1997, $3,000,000 in 1998 and $700,000 in 1999. In addition to the demand charges, Tatham Offshore is obligated to pay commodity charges, based on the volume of oil and gas transported or processed, under these agreements.

Production problems at Ship Shoal Block 331 and reduced oil production from the Ewing Bank 914 #2 well affected Tatham Offshore's ability to pay the demand charge obligations under agreements relative to these properties. As a result, effective February 1, 1996, the Partnership agreed to release Tatham Offshore from all remaining demand charge payments under the Ewing Bank Gathering Agreement and the Ship Shoal Agreement, a total of $17,800,000. Tatham Offshore remains obligated to pay the commodity charges under these agreements as well as all platform access and processing fees associated with the Viosca Knoll Block 817 lease. In exchange, the Partnership received 7,500 shares of Tatham Offshore Senior Preferred Stock (the "Senior Preferred Stock"), which is presented on the accompanying consolidated balance sheet at December 31, 1996 as investment in affiliate. The Senior Preferred Stock has a liquidation preference of $1,000 per share, is senior in liquidation preference to all other classes of Tatham Offshore stock and has a 9% cumulative dividend, payable quarterly. Commencing on October 1, 1998 and for a period of 90 days thereafter, the Partnership has the option to exchange the remaining liquidation preference amount and accrued

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES but unpaid dividends for shares of Tatham Offshore's Series A 12% Convertible Exchangeable Preferred Stock (the "Series A Preferred Stock") with an equivalent market value. Further, the Partnership has made an irrevocable offer to Tatham Offshore to sell all or any portion of the Senior Preferred Stock to Tatham Offshore or its designee at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. The Series A Preferred Stock is convertible into Tatham Offshore common stock based on a fraction, the numerator of which is the liquidation preference value plus all accrued but unpaid dividends and the denominator of which is $0.653 per share. In addition, the sum of $7,500,000 was added to the Payout Amount under the Purchase and Sale Agreement. By adding $7,500,000 to the Payout Amount, the Partnership is entitled to an additional $7,500,000 plus interest at the rate of 15% per annum from revenue attributable to the Assigned Properties prior to reconveying any interest in the Assigned Properties to Tatham Offshore. In addition, Tatham Offshore waived its remaining option to prepay the then-existing Payout Amount and receive a reassignment of its working interests. Tatham Offshore and the Partnership also agreed that in the event Tatham Offshore furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, then the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment. Tatham Offshore granted the Partnership the right to utilize the Ship Shoal Block 331 platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on Ship Shoal Block 331, provided such use does not interfere with lease operations or other activities of Tatham Offshore. In addition, Tatham Offshore granted the Partnership a right of first refusal relative to a sale of the platform.

Oil and gas sales. The Partnership has agreed to sell all of its oil and gas production to Offshore Gas Marketing, Inc. ("Offshore Marketing"), an affiliate of the Partnership, on a month to month basis. The agreement with Offshore Marketing provides Offshore Marketing fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas for selling the Partnership's production. During the years ended December 31, 1996 and 1995, the Partnership had oil and gas sales to Offshore Marketing in the amount of $46,296,000 and $922,000, respectively.

Other

POPCO entered into certain additional agreements with a subsidiary of the Partnership which provide for POPCO's use of certain pipelines and platforms owned by such subsidiary for fees which consisted of a monthly rental fee of $100,000 per month for the period from February 1996 to January 1997 and reimbursement of $2,000,000 of capital expenditures incurred in readying one of the platforms for use.

Poseidon LLC managed the construction and installation of the initial 117 mile segment of Poseidon, which was placed in service in April 1996, and Texaco Trading managed the construction and installation of the remaining pipelines and facilities comprising Poseidon, which was placed in service in December 1996. Each of Poseidon LLC and Texaco Trading earned a performance fee of $1,400,000 for managing the construction of a portion of Poseidon, which fee may be adjusted if either party manages the construction of any additional facilities. Through December 31, 1996, Poseidon LLC has received $1,400,000 in performance fees from POPCO.

During the years ended December 31, 1996 and 1995, Viosca Knoll charged Flextrend Development $3,229,000 and $86,000, respectively, for transportation services related to transporting production from the Viosca Knoll Block 817 lease. During the year ended December 31, 1996, POPCO charged Flextrend Development $1,056,000 for transportation services related to transporting production from the Garden Banks Block 72 and 117 leases.

In addition, for the year ended December 31, 1996, Viosca Knoll reimbursed $254,000 to the Partnership for costs incurred by the Partnership in connection with the acquisition and installation of a booster compressor on the Partnership's Viosca Knoll 817 platform.

For the year ended December 31, 1996, the Partnership charged Viosca Knoll $249,000 for platform access fees related to the Viosca Knoll 817 platform.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

Pursuant to a management agreement between Viosca Knoll and the Partnership, the Partnership charges Viosca Knoll a base fee of $100,000 annually in exchange for Leviathan providing financial, accounting and administrative services on behalf of Viosca Knoll. For each of the years ended December 31, 1996 and 1995, Leviathan charged Viosca Knoll $100,000 in accordance with this management agreement.

During the year ended December 31, 1996, Flextrend Development was charged $7,223,000 by Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex") for contract drilling services rendered by the semisubmersible drilling rig, the FPS Laffit Pincay, at its Garden Banks Block 117 project. The FPS Laffit Pincay is owned by an affiliate of DeepTech and managed by Sedco Forex.

The Chairman of the Board of Leviathan and DeepTech, Mr. Tatham, also serves as a director of J. Ray McDermott, S.A. ("McDermott"). Certain of the Partnership's subsidiaries have contracted with certain subsidiaries of McDermott for construction and installation of pipelines and related facilities in the ordinary course of business. As of December 31, 1996 and 1995, the Partnership owed such subsidiaries $152,000 and $46,242,000, respectively. During the years ended December 31, 1996 and 1995, the Partnership had incurred $30,627,000 and $56,821,000, respectively, pursuant to such contractual arrangements.

Mr. Charles M. Darling IV, a director of Leviathan and DeepTech, is a partner in a legal firm that provides legal services to the Partnership. During the years ended December 31, 1996 and 1995, the Partnership incurred $203,000 and $116,000, respectively, for these services.

Leviathan is also entitled to distributions in respect of its general and limited partner interests in the Partnership, its nonmanaging interest in certain subsidiaries of the Partnership, and Incentive Distributions in respect to its general partner interest in the Partnership (Note 8).

During the year ended December 31, 1994, Deepwater Production Systems, Inc., a subsidiary of DeepTech, provided certain engineering services with regard to the construction and installation of the Ship Shoal area gathering lines and refurbishment of a platform in the aggregate amount of $654,000. In addition, Dover Technology, Inc., which is 50% owned by DeepTech, performed certain technical and geophysical services for the Partnership in the aggregate amount of $240,000, $58,000 and $93,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 10 - INCOME TAXES:

The Partnership (other than its subsidiaries, Tarpon and Manta Ray) is not subject to federal income taxes. Therefore, no recognition has been given to income taxes other than income taxes related to Tarpon and Manta Ray. The tax returns of the Partnership are subject to examination and if such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of partners could be adjusted accordingly.

The tax attributes of the Partnership's net assets flow directly to each individual partner. Individual partners will have different investment bases depending upon the timing and price of acquisition of partnership units. Further, each partner's tax accounting, which is partially dependent upon his/her tax position, may differ from the accounting followed in the consolidated financial statements. Accordingly, there could be significant differences between each individual partner's tax basis and his/her share of the net assets reported in the consolidated financial statements.

SFAS No. 109 requires the use of the liability method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Partnership does not have access to information about each individual partner's tax attributes in the Partnership, and the aggregate tax bases cannot be readily determined. Accordingly, management does not believe that, in the Partnership's circumstances, the aggregate difference would be meaningful information.

Tarpon is and Manta Ray was, prior to its liquidation in May 1996, a subsidiary of the Partnership which files separate federal income tax returns. The income tax benefit recorded for the years ended December 31, 1996, 1995 and 1994 equals $801,000, $603,000 and $136,000, respectively, and is entirely related to Tarpon. The benefit equals Tarpon's

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES book loss times the effective statutory rate for such period. The Partnership's deferred income tax liability at December 31, 1996 and 1995 of $1,722,000 and $2,539,000, respectively, is entirely related to the differences in the tax and book bases of the pipeline assets of Tarpon. In May 1996, Manta Ray was merged with and into a subsidiary of the Partnership. Manta Ray had no taxable income for the respective periods prior to its liquidation.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

Credit Facilities

Each of Stingray, POPCO and Viosca Knoll are parties to a credit agreement under which it has outstanding obligations that may restrict the payment of distributions to its partners.

In December 1995, Stingray amended an existing term loan agreement (the "Stingray Credit Agreement") to provide for aggregate outstanding borrowings of up to $29,000,000 in principal amount. The Stingray Credit Agreement requires the payment of principal by Stingray of $1,450,000 per quarter. As of December 31, 1996, Stingray had $23,200,000 outstanding under the Stingray Credit Agreement at a related interest rate of 6.22% per annum. On the earlier to occur of December 31, 2000 or the accelerated due date pursuant to the Stingray Credit Agreement, if Stingray has not settled all amounts due under the Stingray Credit Agreement, the Partnership is obligated to pay the lesser of
(i) $8,500,000, (ii) the aggregate amount of distributions received from Stingray subsequent to December 1, 1993, or (iii) its 50% partnership interest in any outstanding amounts due pursuant to the Stingray Credit Agreement.

In April 1996, POPCO entered into a revolving credit facility (the "POPCO Credit Facility") with a group of commercial banks to provide up to $150.0 million for the construction of the second and third phases of Poseidon and for other working capital needs of POPCO. As of December 31, 1996, POPCO had $84,000,000 outstanding under the POPCO Credit Facility bearing interest at a floating rate of approximately 6.9% per annum. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The POPCO Credit Facility is secured by a substantial portion of POPCO's assets and matures on April 30, 2001.

In December 1996, Viosca Knoll entered into a revolving credit facility (the "Viosca Knoll Credit Facility) with a syndicate of commercial banks to provide up to $100,000,000 for the addition of compression to the Viosca Knoll system and for other working capital needs of Viosca Knoll, including funds for a one time distribution of $25,000,000 to its partners. In December 1996, the Partnership received a $12,500,000 distribution from Viosca Knoll as a result of its 50% working interest. As of December 31, 1996, Viosca Knoll has $33,300,000 outstanding under the Viosca Knoll Credit Facility bearing interest at a floating rate of approximately 6.69% per annum. Viosca Knoll's ability to borrow money under the Viosca Knoll Credit Facility is subject to certain customary terms and conditions, including borrowing base limitations. The Viosca Knoll Credit Facility is secured by a substantial portion of Viosca Knoll's assets and matures on December 20, 2001. If Viosca Knoll fails to pay any principal, interest or other amounts due pursuant to the Viosca Knoll Credit Facility, the Partnership is obligated to pay up to a maximum of $2,500,000 in settlement of 50% of Viosca Knoll's obligations under the Viosca Knoll Credit Facility Agreement.

Hedging Activities

The Partnership hedges a portion of its oil and natural gas production to reduce the Partnership's exposure to fluctuations in market prices of oil and natural gas and to meet certain requirements of the Partnership Credit Facility. The Partnership uses various financial instruments whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the New York Mercantile Exchange ("NYMEX") or certain other indices. The Partnership settles the instruments by paying the negative difference or receiving the positive difference between the applicable settlement price and the price specified in the contract. The instruments utilized by the Partnership differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. Gains or losses on hedging activities are recognized as oil and gas sales in the period in which the hedged production is sold.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

At December 31, 1996, the Partnership had open natural gas hedges on approximately 47,300 MMbtu of natural gas per day for calendar 1997 at an average price of $2.45 per MMbtu. In addition, as of December 31, 1996, the Partnership had entered into commodity swap transactions for a total of 10,000 MMbtu per day for calendar 1998 at a fixed price to be determined at the Partnership's option equal to the December 1997 Natural Gas Futures Contract on the NYMEX as quoted at any time during 1997 to and including the last three trading days of the December 1997 contract minus $0.14 per MMbtu. Subsequent to December 31, 1996, the Partnership hedged an additional 10,000 MMbtu per day for calendar 1998 at an average fixed price of $2.20 per MMbtu.

At December 31, 1996, the Partnership had open crude oil hedges on approximately 660 barrels per day for calendar 1997 at an average price of $21.00 per barrel. In January 1997, the Partnership hedged an additional 400 barrels of oil per day for the period March 1997 through December 1997 at an average price of $23.04 per barrel. In February 1997, the Partnership hedged 250 barrels of oil per day for calendar year 1998. This February 1997 contract allows the Partnership to determine the contract price as follows: (i) a one-time election of a price equal to the January 1998 Natural Gas Futures Contract on the NYMEX as quoted at any time during 1997 to and including the last three trading days of the January 1998 contract multiplied by 8.5 or (ii) the arithmetic average of the closing settlement price of the NYMEX West Texas Intermediate for the applicable pricing period.

If the Partnership had settled its open natural gas and crude oil hedging positions as of December 31, 1996, based on the settlement prices of the NYMEX futures contracts applicable to the Partnership's open hedging positions of natural gas and crude oil at December 31, 1996, the Partnership would have recognized a loss of approximately $2.3 million. Through March 10, 1997, the Partnership has paid $4.6 million to settle open hedging positions for January through March 1997. If the Partnership's remaining open natural gas and crude oil hedging positions were settled as of March 10, 1997, based on the settlement prices of the NYMEX futures contracts applicable to the Partnership's open hedging positions of natural gas and crude oil as of that date, the Partnership would have recognized a gain of $1.5 million. The actual gains or losses realized by the Partnership from its hedging activities may vary significantly from the foregoing estimates due to the volatility of the futures markets.

Other

In the ordinary course of business, the Partnership is subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position or operations of the Partnership. Various legal actions which have arisen in the ordinary course of business are pending with respect to the pipeline interests and other assets of the Partnership. Management believes that the ultimate disposition of these actions, either individually or in the aggregate, will not have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

NOTE 12 - SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:

                                                            Year ended December 31,
                                                     ------------------------------------
                                                        1996         1995         1994
                                                                (In thousands)
Cash paid for interest, net of amounts capitalized   $    2,890   $     --     $      693
                                                     ==========   ==========   ==========
Cash paid for income taxes                           $       20   $       13   $       90
                                                     ==========   ==========   ==========

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

Supplemental disclosures of noncash investing and financing activities:

                                                  Year ended December 31,
                                            ---------------------------------
                                              1996        1995         1994
                                                     (In thousands)
Amortization of demand charges
  under certain transportation agreements   $  (6,087)  $    --     $    --
Increase in investment in affiliate            (7,500)       --          --
Increase in other noncurrent receivable        (8,531)       --          --
Increase in deferred revenue                   15,000        --          --
                                            ---------   ---------   ---------

                                            $   7,118   $    --     $    --
                                            =========   =========   =========

NOTE 13 - MAJOR CUSTOMERS:

Transportation revenue from major customers was as follows:

                                                              Percentage of transportation revenue for
                                                                  the year ended December 31, 1996
                                       Unregulated
                                         Pipelines                                           Viosca
                                       and Tarpon    Stingray(a)    HIOS(a)      UTOS(a)     Knoll (a)    POPCO (a)
ANR Pipeline Company                       --            --           36%          --           --           --
Chevron U.S.A.                             --            15%          --           --           --           --
Coral Energy Resources, L.P.               --            16%          --           --           --           --
Delmar Operating, Inc.                     --            --           --           --           24%          --
Flextrend Development (affiliated company) --            --           --           --           23%          14%
Marathon Oil Company                       --            --           --           --           --           44%
Occidental Crude Sales, Inc.               --            --           --           --           --           13%
Producers Energy Marketing, L.L.C.         --            --           --           16%          --           --
Shell Gas Trading Company                  17%           --           --           --           --           --
Shell Offshore, Inc.                       --            --           --           --           37%          --
Tatham Offshore (affiliated company)       30%           --           --           --           --           --
Texaco Trading and Transportation, Inc.    --            --           --           --           --           22%
Texas Gas Transmission Corporation         --            --           20%          --           --           --
Union Oil Company of California            --            22%          --           --           --           --

--------------------

(a) Expressed as a percentage of historical transportation revenue for each entity for each period. See Note 4 for operating revenue and equity in earnings of Stingray, HIOS, UTOS, Viosca Knoll and POPCO for the year ended December 31, 1996.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                                   Percentage of transportation revenue for the     Percentage of transportation revenue for the
                                           year ended December 31, 1995                    year ended December 31, 1994
                                   --------------------------------------------  --------------------------------------------------
                                   Unregulated                                    Unregulated
                                    Pipelines                           Viosca    Pipelines                                  Viosca
                                    and Tarpon  Stingray(a)  HIOS(a)   Knoll(a)  and Tarpon Stingray(b)  HIOS(a)   UTOS(b)  Knoll(b)
Aquila Energy Corporation                --         --         --         --         --         --         --         22%        --
Chevron U.S.A                            --         15%        --         --         --         --         --         --         --
Delmar Operating, Inc.                   --         --         --         31%        --         --         --         --         13%
Koch Gateway Pipeline Company            --         --         --         --         --         --         --         10%        --
Murphy Oil USA, Inc.                     --         --         --         11%        --         --         --         --         18%
Natural Gas Pipeline Company
   of America  (c)                       --         --         --         --         --         18%        --         --         --
Shell Gas Trading Company                19%        11%        --         --         --         --         --         --         --
Shell Offshore, Inc.                     --         --         --         46%        --         --         --         --         65%
Shell Oil Company                        --         --         --         --         25%        --         --         --         --
Tatham Offshore (affiliated company)     45%        --         --         --         37%        --         --         --         --
Texas Gas Transmission Corporation       --         --         24%        --         --         --         21%        --         --
Trunkline Gas Company  (c)               --         --         --         --         --         18%        --         --         --
Union Oil Company of California          --         22%        --         --         --         --         --         --         --

  ---------------------------

(a) Expressed as a percentage of historical transportation revenue for each partnership for each period. See Note 4 for operating revenue and equity in earnings of Stingray, HIOS and Viosca Knoll for the year ended December 31, 1995.
(b) Expressed as a percentage of historical transportation revenue for each partnership for each period. See Note 4 for operating revenue and equity in earnings of Stingray, HIOS, UTOS and Viosca Knoll for the year ended December 31, 1994.
(c) Stingray's transportation contracts with Natural Gas Pipeline Company of America and Trunkline Gas Company expired on November 29, 1994.

NOTE 14 - BUSINESS SEGMENT INFORMATION

The Partnership's operations consist of two segments: (i) pipeline transportation and platform services and (ii) development and production of proved oil and gas reserves. All of the Partnership's operations are conducted in the Gulf. The following table summarizes certain financial information for each business segment.


                                    Transportation
                                     and Platform                       Consolidating
                                       Services   Oil and Gas  Subtotal  Eliminations    Total
                                       --------    --------    --------  ------------  --------
                                                           (In thousands)
YEAR ENDED DECEMBER 31, 1996: (a)
         Operating revenue             $ 34,057    $ 47,068    $ 81,125    $(10,052)   $ 71,073
         Operating expenses              (4,270)    (14,850)    (19,120)     10,052      (9,068)
         Depreciation, depletion and
                  amortization          (15,002)    (16,729)    (31,731)       --       (31,731)
                                       --------    --------    --------    --------    --------

         Operating income              $ 14,785    $ 15,489    $ 30,274    $   --      $ 30,274
                                       ========    ========    ========    ========    ========

(a) The Partnership's activities related to the production of oil and gas reserves commenced in December 1995 and therefore financial information for each business segment is only presented for the year ended December 31, 1996.

NOTE 15 - SUBSEQUENT EVENTS (UNAUDITED):

In January 1997, the Partnership and affiliates of Marathon and Shell Oil Company ("Shell") formed Nautilus Pipeline Company, L.L.C. ("Nautilus") to acquire, build and operate an interstate natural gas pipeline system, and Manta Ray Offshore Gathering Company, L.L.C. ("Manta Ray Offshore") to acquire, operate and extend an existing gathering system that will be connected to the Nautilus system, once it is constructed. Each of the two new companies was formed to serve growing production areas in the Green Canyon area of the Gulf. The total cost of the two systems, including the Manta Ray Offshore system which was contributed to Manta Ray Offshore by the Partnership, is approximately $270.0 million. The Nautilus system, a new jurisdictional interstate pipeline, will consist of a 30-inch

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES line downstream from Ship Shoal Block 207 connecting to the Exxon Company USA operated Garden City gas processing plant. Upstream of the Ship Shoal 207 terminal, the existing Manta Ray Offshore gathering system will be extended into a broader gathering system that would serve shelf and deepwater production around Ewing Bank Block 873 to the east and Green Canyon Block 65 to the west. Affiliates of Marathon and Shell have committed to each of the Nautilus and Manta Ray Offshore systems significant deep water acreage positions in the area, including the recently announced Troika field (Green Canyon Block 244), and will provide the majority of the capital funding for the new construction. The Partnership will provide some funding in addition to the contribution of the Manta Ray Offshore system.

NOTE 16 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED):

Oil and gas reserves

The following table represents the Partnership's net interest in estimated quantities of developed and undeveloped reserves of crude oil, condensate and natural gas and changes in such quantities at fiscal year end 1996 and 1995. Estimates of the Partnership's reserves at December 31, 1996 and 1995 have been made by the independent engineering consulting firm, Netherland & Sewell Associates, Inc., and by the Partnership's reservoir engineers. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion.

Estimates of reserve quantities are based on sound geological and engineering principles, but, by their very nature, are still estimates that are subject to substantial upward or downward revision as additional information regarding producing fields and technology becomes available.

                                                Oil/Condensate  Natural Gas
                                                   (barrels)      (MCF)
                                                   ---------    ---------
                                                       (In thousands)
Proved reserves-- December 31, 1994                      561          815
     Revisions of previous estimates                     (14)         (24)
     Purchase of reserves in place                     3,822       60,975
     Production                                          (46)        (474)
                                                   ---------    ---------
Proved reserves-- December 31, 1995                    4,323       61,292
     Revisions of previous estimates                    (734)      (4,823)
     Extensions, discoveries and other additions         294        3,832
     Production                                         (421)     (15,787)
                                                   ---------    ---------
Proved reserves-- December 31, 1996                    3,462       44,514
                                                   =========    =========
Proved developed reserves-- December 31, 1994            247          376
                                                   =========    =========
Proved developed reserves-- December 31, 1995            187       30,671
                                                   =========    =========
Proved developed reserves-- December 31, 1996          3,149       44,075
                                                   =========    =========

In general, estimates of economically recoverable oil and natural gas reserves and of the future net revenue therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and gas prices, future operating costs and future plugging and abandonment costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenue expected therefrom, prepared by different engineers or by the same engineers at

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES different times, may vary substantially. The meaningfulness of such estimates is highly dependent upon the assumptions upon which they are based.

Furthermore, the Partnership's wells have only been producing for a short period of time and, accordingly, estimates of future production are based on this limited history. Estimates with respect to proved undeveloped reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than upon actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves. A significant portion of the Partnership's reserves is based upon volumetric calculations.

Future net cash flows

The standardized measure of discounted future net cash flows relating to the Partnership's proved oil and gas reserves is calculated and presented in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." Accordingly, future cash inflows were determined by applying year-end oil and gas prices, as adjusted for hedging and other fixed price contracts in effect, to the Partnership's estimated share of future production from proved oil and gas reserves. The average prices utilized in the calculation of the standardized measure of discounted future net cash flows at December 31, 1996 were $22.55 per barrel of oil and $2.88 per MCF of gas. The Partnership received an average of $22.24 per barrel and $2.42 per MCF for its February 1997 oil and gas production, respectively. Future production and development costs were computed by applying year-end costs to future years. As the Partnership is not a taxable entity, no future income taxes were provided. A prescribed 10% discount factor was applied to the future net cash flows.

In the Partnership's opinion, this standardized measure is not a representative measure of fair market value, and the standardized measure presented for the Partnership's proved oil and gas reserves is not representative of the reserve value. The standardized measure is intended only to assist financial statement users in making comparisons between companies.

                                                December 31,
                                            ---------------------
                                              1996        1995
                                               (In thousands)
Future cash inflows                         $ 206,311   $ 193,593
Future production costs                        13,019      12,004
Future development costs                        5,328      33,007
Future income tax expenses                       --          --
                                            ---------   ---------
Future net cash flows                         187,964     148,582
Annual discount at 10% rate                    32,326      33,412
                                            ---------   ---------
Standardized measure of discounted future
    net cash flows                          $ 155,638   $ 115,170
                                            =========   =========

                                                               December 31, 1996
                                                        ---------------------------------
                                                         Proved      Proved
                                                        Developed  Undeveloped    Total
                                                        ---------   ---------   ---------
                                                                (In thousands)
Undiscounted estimated future net cash flows
    from proved reserves before income taxes            $ 179,154   $   8,810   $ 187,964
                                                        =========   =========   =========
Present value of future net cash flows from proved
    reserves before income taxes, discounted at 10%     $ 150,817   $   4,821   $ 155,638
                                                        =========   =========   =========

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

The following are the principal sources of change in the standardized measure:

                                                       1996         1995
                                                     ---------    ---------
                                                        (In thousands)
Beginning of year                                    $ 115,170    $   6,734
    Sales and transfers of oil and gas produced,
       net of production costs                         (40,420)      (1,685)
    Net changes in prices and production costs          45,358         (156)
    Extensions, discoveries and improved recovery,
       less related costs                               17,077         --
    Oil and gas development costs incurred
       during the year                                  57,501       12,865(a)
    Changes in estimated future development costs      (29,421)        --
    Revisions of previous quantity estimates           (19,686)        (176)
    Purchase of reserves in place                         --         97,188(b)
    Accretion of discount                               11,517          673
    Changes in production rates, timing and other       (1,458)        (273)
                                                     ---------    ---------
End of year                                          $ 155,638    $ 115,170
                                                     =========    =========

--------------------------------

(a) Excludes aggregate capital costs of $62,900,000 attributable to multipurpose platforms completed during 1995 at Viosca Knoll Block 817 and Garden Banks Block 72 which are to function as both drilling and production platforms as well as pipeline junction platforms for the Partnerships' transportation operations.
(b) See Note 3 for discussion of Purchase and Sale Agreement with Tatham
    Offshore.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

NOTE 17 - SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                       Year 1996
                                               --------------------------------------------------------------
                                                                Quarter Ended
                                               -------------------------------------------------
                                                March 31      June 30   September 30  December 31     Year
                                               ----------   ----------   ----------   ----------   ----------
                                                        (In thousands, except for per Unit data)
Revenue                                        $   19,637   $   18,562   $   24,214   $   29,094   $   91,507
Gross profit (a)                               $   12,437   $   10,792   $   13,246   $   14,232   $   50,707
Net income                                     $   10,910   $    9,161   $   10,006   $    8,615   $   38,692
Net income per Unit                            $     0.44   $     0.37   $     0.41   $     0.35   $     1.57
Weighted average number of Units outstanding       24,367       24,367       24,367       24,367       24,367
Distributions declared per Unit                $    0.325   $     0.35   $    0.375   $     0.40   $     1.45


                                                                      Year 1995
                                               --------------------------------------------------------------
                                                                Quarter Ended
                                               --------------------------------------------------
                                                March 31      June 30   September 30  December 31     Year
                                               ----------   ----------   ----------   -----------   ----------
                                                          (In thousands, except for per Unit data)
Revenue                                        $    8,475   $   10,800   $   12,266   $   10,452   $   41,993
Gross profit (a)                               $    5,415   $    7,873   $    9,372   $    6,951   $   29,611
Net income                                     $    3,932   $    7,130   $    7,255   $    5,628   $   23,945
Net income per Unit                            $     0.16   $     0.29   $     0.29   $     0.23   $     0.97
Weighted average number of Units outstanding       24,367       24,367       24,367       24,367       24,367
Distributions declared per Unit                $     0.30   $     0.30   $     0.30   $     0.30   $     1.20

                                                                       Year 1994
                                               --------------------------------------------------------------
                                                                Quarter Ended
                                               -------------------------------------------------
                                                March 31      June 30   September 30  December 31     Year
                                               ----------   ----------   ----------   ----------   ----------
                                                          (In thousands, except for per Unit data)

Revenue                                        $    8,401   $    8,228   $    9,841   $    7,666   $   34,136
Gross profit (a)                               $    6,812   $    6,964   $    7,850   $    5,549   $   27,175
Net income                                     $    5,692   $    5,727   $    6,631   $    4,018   $   22,068
Net income per Unit                            $     0.29   $     0.30   $     0.27   $     0.16   $     1.02
Weighted average number of Units outstanding       18,427       18,689       24,367       24,367       21,487
Distributions declared per Unit                $     0.30   $     0.30   $     0.30   $     0.30   $     1.20

-------------------

(a) Represent revenue less operating and depreciation, depletion and amortization expenses.

                       [DELOITTE & TOUCHE LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Management Committee
High Island Offshore System
Detroit, Michigan

We have audited the accompanying statements of financial position of High Island Offshore System as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the High Island Offshore System's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of High Island Offshore System as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

February 14, 1997

HIGH ISLAND OFFSHORE SYSTEM

STATEMENTS OF FINANCIAL POSITION
AS OF DECEMBER 31, 1996  AND 1995
--------------------------------------------------------------------------------

                                                         1996             1995
                                                     -------------    -------------
ASSETS

GAS TRANSMISSION PLANT                               $ 370,130,378    $ 369,987,946
   Less - accumulated depreciation                     355,589,997      350,958,736
                                                     -------------    -------------

     Net gas transmission plant                         14,540,381       19,029,210
                                                     -------------    -------------

CURRENT ASSETS
   Cash and cash equivalents                             3,285,926        2,902,029
   Accounts receivable                                   4,717,178        4,662,968
   Prepayments                                             211,842          303,286
                                                     -------------    -------------

     Total current assets                                8,214,946        7,868,283
                                                     -------------    -------------

DEFERRED CHARGES AND OTHER ASSETS                          587,595          602,968
                                                     -------------    -------------

TOTAL  ASSETS                                        $  23,342,922    $  27,500,461
                                                     =============    =============


PARTNERS' EQUITY AND LIABILITIES

PARTNERS' EQUITY                                     $  20,547,089    $  21,967,615
                                                     -------------    -------------

NON CURRENT LIABILITIES
   Unamortized rate reductions for excess deferred
     federal income taxes                                  500,334          802,158
                                                     -------------    -------------

CURRENT LIABILITIES
   Accounts payable                                      1,850,778        3,287,144
   Provision for regulatory matters                           --          1,050,623
   Unamortized rate reductions for excess deferred
     Federal income taxes                                  302,021          302,021
                                                     -------------    -------------

     Total current liabilities                           2,152,799        4,639,788
                                                     -------------    -------------

AMOUNTS EQUIVALENT TO ACCUMULATED
  DEFERRED INCOME TAXES
   Generated by partnership                              2,605,743        3,261,097
   Payable by partners                                  (2,463,043)      (3,170,197)
                                                     -------------    -------------

                                                           142,700           90,900
                                                     -------------    -------------


TOTAL PARTNERS' EQUITY AND LIABILITIES               $  23,342,922    $  27,500,461
                                                     =============    =============



                    See notes to the financial statements.

HIGH ISLAND OFFSHORE SYSTEM

STATEMENTS OF INCOME AND STATEMENTS OF PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


STATEMENTS OF INCOME                                   1996            1995
                                                   ------------    ------------
OPERATING REVENUES
   Transportation services                         $ 46,751,153    $ 53,129,509
   Other                                                124,079         298,884
                                                   ------------    ------------

        Total operating revenues                     46,875,232      53,428,393
                                                   ------------    ------------

OPERATING EXPENSES
   Operation and maintenance                         15,548,824      19,205,686
   Depreciation                                       4,775,405       4,898,132
   Federal income tax payable by partners
     Currently payable                               10,200,591       9,735,370
     Deferred                                        (1,008,978)        333,048
   Property taxes                                       133,662         154,112
                                                   ------------    ------------

        Total operating expenses                     29,649,504      34,326,348
                                                   ------------    ------------

        NET OPERATING INCOME                         17,225,728      19,102,045
                                                   ------------    ------------

OTHER INCOME AND INCOME DEDUCTIONS
   Other income, net of income taxes                    171,395         658,829
   Interest on bank  credit agreement                      --           (75,811)
   Interest on rate refund obligation                    96,624         (75,528)
                                                   ------------    ------------

        Total other income and income deductions        268,019         507,490
                                                   ------------    ------------


NET INCOME                                         $ 17,493,747    $ 19,609,535
                                                   ============    ============


STATEMENTS OF PARTNERS' EQUITY

BALANCE AT BEGINNING OF PERIOD                     $ 21,967,615    $ 29,633,084

   Net income                                        17,493,747      19,609,535
   Federal income taxes payable by partners           9,283,903      10,423,172
   Excess deferred federal income taxes
     refundable to shippers                             301,824         301,824
   Distributions to partners                        (28,500,000)    (38,000,000)
                                                   ------------    ------------

BALANCE AT END OF PERIOD                           $ 20,547,089    $ 21,967,615
                                                   ============    ============




                    See notes to the financial statements.

HIGH ISLAND OFFSHORE SYSTEM

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                     1996            1995
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                     $ 17,493,747    $ 19,609,535
  Adjustments to reconcile net income to cash
    provided by operating activities
    Depreciation                                                    4,775,405       4,898,132
    Increase in current and deferred income taxes                   9,283,903      10,423,172
    (Increase) decrease in accounts receivable                       (353,633)      6,416,090
    Decrease (increase) in prepayments                                 91,444        (185,815)
    Decrease in deferred charges and other                             67,173          31,178
    Decrease in provision for regulatory matters                   (1,050,623)     (6,793,622)
    Decrease in interest on bank credit agreement                        --           (31,815)
    (Decrease) increase in accounts payable                        (1,213,656)      2,005,907
                                                                 ------------    ------------

        Cash provided by operating activities                      29,093,760      36,372,762
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                               (209,863)       (819,941)
  Proceeds from sale of equipment                                        --           425,000
                                                                 ------------    ------------

        Cash used in investing activities                            (209,863)       (394,941)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments under bank credit agreement                                   --        (3,250,000)
  Distributions to partners                                       (28,500,000)    (38,000,000)
                                                                 ------------    ------------

        Cash used in financing activities                         (28,500,000)    (41,250,000)
                                                                 ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING PERIOD        383,897      (5,272,179)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    2,902,029       8,174,208
                                                                 ------------    ------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  3,285,926    $  2,902,029
                                                                 ============    ============





                    See notes to the financial statements.

                          HIGH ISLAND OFFSHORE SYSTEM

                       NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

1.     FORMATION AND OWNERSHIP STRUCTURE

       Description and Business Purpose

       High Island Offshore System ("HIOS" or the "Company" ) is a Delaware partnership. The partners, each of which has a 20% interest in HIOS, are companies affiliated with three pipeline companies as follows:

       Partner                             Affiliated Pipeline Company
       -------                             ---------------------------
American Natural Offshore Company          ANR Pipeline Company

NATOCO, Inc.                               Natural Gas Pipeline Company of
                                           America

Texam Offshore Gas Transmission, L.L.C.    Leviathan Gas Pipeline Partners, L.P.

Texas Offshore Pipeline System, Inc.       ANR Pipeline Company

Transco Offshore Pipeline Company, L.L.C.  Leviathan Gas Pipeline Partners, L.P.

       HIOS owns a 203.4 mile undersea gas transmission system in the Gulf of Mexico which provides transportation services as authorized by the Federal Energy Regulatory Commission ("FERC"). HIOS' major transportation customers include natural gas marketers and producers, and interstate natural gas pipeline companies. The Company extends credit for transportation services
provided to these customers.   The concentrations of customers, described
above, may affect the Company's overall credit risk in that the customers may be similarly affected by changes in economic, regulatory and other factors.

       HIOS is managed by a committee consisting of representatives from each of the partner companies. HIOS has no employees. ANR Pipeline Company ("ANR") operates the system on behalf of HIOS under an agreement which provides that services rendered to HIOS will be reimbursed at cost ($9.6 million for 1996 and $10.6 million for 1995).

HIGH ISLAND OFFSHORE SYSTEM
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation

       The Company is regulated by and subject to the regulations and accounting procedures of the FERC. In addition, the Company meets the criteria and, accordingly, follows the accounting and reporting requirements of Statement of Financial Accounting Standards No. 71 for regulated enterprises.

       Use Of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

       Depreciation

       Annual depreciation and negative salvage provisions are computed on a straight-line basis using rates of depreciation which vary by type of property. The annual composite depreciation rates were approximately 1.29% and 1.33% for 1996 and 1995, respectively, which include a provision for negative salvage of
 .2% for offshore facilities.

       Income Taxes

       Income taxes are the responsibility of the partners and are not normally reflected in the financial statements of partnerships. The FERC requires that HIOS record an allowance for income taxes computed as if it were a corporation.

       Statement of Cash Flows

       For purposes of these financial statements, the Company considers short-term investments to be cash equivalents. The Company had short-term investments in the amount of $3.1 million and $1.5 million at December 31, 1996 and 1995 respectively. The Company made no cash payments for interest in 1996 and paid $.1 million in 1995.

HIGH ISLAND OFFSHORE SYSTEM
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.     REGULATORY MATTERS

       The settlement of Docket No. RP92-50 on December 28, 1992, provided that HIOS was obligated to refund to its shippers certain reimbursements it received from U-T Offshore System (UTOS) and from ANR related to charges HIOS paid for liquid separation, dehydration and natural gas measurement facilities at UTOS' Cameron Meadows plant and ANR's Grand Chenier plant. UTOS is equally owned by affiliates of ANR, Natural Gas Pipeline Company of America, and Leviathan Gas Pipeline Partners L.P. The disposition of reimbursements received by HIOS in 1993 was subject to a revised refund plan filed by HIOS with the FERC. As a result of a settlement reached in September 1996, HIOS made refunds of $442,000.

       On June 11, 1993, HIOS filed a settlement with the FERC to recover the cost of purchasing line pack gas owned by HIOS's firm shippers to assist it in complying with FERC Order No. 636. The settlement was approved by the FERC on October 12, 1993. Under the terms of the settlement, HIOS compensated the firm shippers who previously owned the line pack through periodic payments totaling $1,129,834 which HIOS collected from the current shippers via a limited term surcharge which was placed in effect on November 1, 1993.

       On April 22, 1996, HIOS filed with the FERC final reports of line pack surcharge collections and payments which reflect the completion of the line pack cost recovery and disbursement process. Revised tariff sheets were also filed to reflect the removal of the line pack commodity surcharge provisions contained in Section 15 of the General Terms and Conditions and related provisions of HIOS' tariff.

       On March 1, 1994, HIOS submitted a rate filing at Docket No. RP94-162 to the FERC to increase its transportation rates with a requested effective date of April 1, 1994. On March 31, 1994, the FERC issued an order which suspended the effectiveness of these rates until September 1, 1994, subject to refund.

HIGH ISLAND OFFSHORE SYSTEM
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       On September 18, 1995 the FERC issued an Order accepting the settlement of the rate filing at Docket No. RP94-162 and on October 16, 1995 the FERC issued a clarification that approved rates would be placed into effect on
December 1, 1995.   Accordingly, HIOS filed revised tariff sheets on November
17, 1995,  to be effective on December 1, 1995.   The settlement provided for a
lower cost of service than filed, a reduction in transportation rates and conversion of HIOS' tariff from a volumetric to a thermal based tariff. In addition, the settlement provided that no refund would be required for amounts collected for transportation services provided from September 1, 1994 through
November 30. 1995.    As a result of the settlement, HIOS restored $4.1
million, net of tax, reserved in 1994 for potential rate refunds, to income in 1995.

4.     INCOME TAXES

       Federal income taxes are included in the Statements of Income as follows:

                                                           Year Ended December 31
                                                          -------------------------
                                                              1996          1995
                                                          -----------   -----------
       Operating Expenses                                 $ 9,192,000   $10,068,000
       Other Income                                            92,000       355,000
                                                          -----------   -----------

              Total Federal income taxes                  $ 9,284,000   $10,423,000
                                                          ===========   ===========


       A reconciliation of the statutory Federal income tax rate to total Federal income taxes payable by partners is as follows:

                                                           Year Ended December 31
                                                          -------------------------
                                                              1996          1995
                                                          -----------   -----------
       Federal income tax rate of 35% for 1996
         and 1995 applied to book income
         before all income tax provisions                 $ 9,372,000   $10,511,000
       Depreciation of the allowance for
         equity funds used during construction                111,000       111,000
       Amortization of excess deferred Federal
         income taxes                                        (199,000)     (199,000)
                                                          -----------   -----------

              Total Federal income taxes                  $ 9,284,000   $10,423,000
                                                          ===========   ===========

HIGH ISLAND OFFSHORE SYSTEM
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       Deferred income taxes are provided for all significant transactions recognized as a component of income in different periods for financial and tax reporting purposes. As these differences reverse the related deferrals are credited or charged to income. Following is a summary of all deferred income taxes provided:

                                                           Year Ended December 31
                                                          -------------------------
                                                              1996          1995
                                                          -----------   -----------
       Book depreciation in excess of
         tax depreciation                                 $(1,226,000) $ (1,065,000)
       Rate refund obligation                                 368,000     2,378,000
       Amortization of excess deferred
         Federal income taxes                                (199,000)     (199,000)
       Other                                                   48,000      (781,000)
                                                          -----------   -----------

              Total deferred income taxes                 $(1,009,000)  $   333,000
                                                          ===========   ===========


5.     BANK CREDIT AGREEMENT

       As of July 28, 1995, HIOS paid the final installment of $750,000 and retired its Bank Credit Agreement, the interest rate on which was fixed through a swap agreement at 5.65%.

6.     VALUE OF FINANCIAL INSTRUMENTS

       The carrying value of cash invested on a temporary basis at short term market rates of interest approximates the fair market value of the investments.

7.     RELATED PARTY TRANSACTIONS

       Transportation revenues derived from affiliated pipeline companies were $16.7 million for 1996 and $17.7 million for 1995. Accounts receivable balances due from these affiliates for transportation services amounted to $1.5 million at December 31, 1996, and $1.1 million at December 31, 1995.

       Both ANR and UTOS provide separation, dehydration and measurement services to HIOS. HIOS incurred charges for these services of $2.8 million in 1996 and $3.6 million in 1995 from ANR and $1.4 million in 1996 and $2.3 million in 1995 from UTOS. The agreements under which these services were provided expired in May 1995.

HIGH ISLAND OFFSHORE SYSTEM
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       In February 1996, the Company reached an agreement with ANR, which was approved by the FERC, which provides that rates charged by ANR would be $2.8 million for calendar year 1996, $2.5 million per year for calendar years 1997,
1998 and 1999 and $2.2 million for calendar year 2000.   The rate would be
negotiated for calendar year 2001 and thereafter.

       The Company agreed with UTOS to an interim extension of the agreement on a month to month basis pending the completion of new agreement.

       Amounts due to ANR were $27,000 and $400,000 at December 31, 1996, and 1995 respectively and amounts due to UTOS were $86,000 and $104,000 at December 31 1996, and 1995, respectively.

8.     LITIGATION

       Lawsuits and other proceedings which have arisen in the ordinary course of business are pending or threatened against the Company. A natural gas producer has filed a claim on behalf of the U.S. government in the U.S. District Court for the District of Columbia under the federal False Claims Act. The Second Amended Complaint filed on May 24, 1996, against seventy defendants, including HIOS, alleges that the defendants' methods of measuring the heating content and volume of natural gas purchased from federally-owned or Indian properties have caused underpayment of royalties to the U.S. government. HIOS, together with the other pipeline defendants has filed a motion to dismiss. The Court will hear oral arguments on this motion on March 12, 1997. Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes there are meritorious defenses to substantially all such claims and that any liability which may finally be determined should not have a material adverse effect on the Company's financial position or results of operations.

                               INDEX TO EXHIBITS


Exhibit
Number                           Description
------                           -----------

  3.1     -- Certificate of Limited Partnership of the Partnership (filed as
             Exhibit 3.1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

  3.2     -- Amended and Restated Agreement of Limited Partnership of the
             Partnership (filed as Exhibit 10.41 to Amendment No. 1 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

  3.3     -- Amendment Number 1 to the Amended and Restated Agreement of
             Limited Partnership of the Partnership (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated December 31, 1996 and incorporated herein by reference).

  4.1     -- Form of Certificate Evidencing Preference Units Representing
             Limited Partner Interests (filed as Exhibit 4.1 to Amendment No. 2 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

  4.2     -- Form of Certificate Evidencing Common Units Representing
             Limited Partner Interests (filed as Exhibit 4.2 to Amendment No. 2 to the Partnership's Registration Statement on Form S-1, File
             No. 33-55642, and incorporated herein by reference).

 10.01    -- Master Gas Dedication Agreement, dated December 10, 1993, between the Partnership and Tatham Offshore (filed as Exhibit
             10.29 to Amendment No. 2 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

 10.02    -- Amendment to Master Gas Dedication Agreement dated April 21,
             1995 between the Partnership and Tatham Offshore (filed as Exhibit
             10.26 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File Number 0-23934 and incorporated herein by reference).

 10.03    -- Amendment to Master Gas Dedication Agreement dated April 21,
             1995 between the Partnership and Tatham Offshore (filed as Exhibit
             10.27 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File Number 0-23934 and incorporated herein by reference).

 10.04    -- Gathering Agreement, dated July 1, 1992, among Ewing Bank,
             Tatham Offshore, and DeepTech (filed as Exhibit 10.16 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

 10.05    -- Letter Agreement dated March 22, 1995 between Ewing Bank and
             Tatham Offshore amending the Gathering Agreement dated July 1, 1992 (filed as Exhibit 10.44 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, Commission File Number 0-23934 and incorporated herein by reference).

 10.06    -- Partnership Agreement of Stingray (filed as Exhibit 10.06 to
             Amendment No. 1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

 10.07    -- Amended and Restated General Partnership Agreement of UTOS
             (filed as Exhibit 10.07 to Amendment No. 1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

 10.08    -- Amended and Restated General Partnership Agreement of HIOS
             (filed as Exhibit 10.08 to Amendment No. 1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

 10.09    -- First Amended and Restated Management Agreement, effective as of July 1, 1992, between the Partnership and Leviathan (filed as
             Exhibit 10.1 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, Commission File Number 0-23934 and incorporated herein by reference).

 10.10    -- Management Agreement, dated July 1, 1992, between DeepTech and Leviathan (filed as Exhibit 10.10 to Amendment No. 1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

 10.11    -- First Amendment to the Amended and Restated Management
             Agreement, dated as of January 1, 1995, between the Partnership and DeepTech (filed as Exhibit 10.76 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

 10.12    -- Simultaneous Exchange Agreement dated May 27, 1994 by and among
             Shell Offshore Inc., SOI Royalties Inc. and Forest Oil Corporation (filed as Exhibit 10.21 to the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1993 and incorporated herein by reference).

 10.13    -- Service Agreement dated January 1, 1994 between LOGS and
             Deepwater Production Systems regarding Ship Shoal 332A Platform Operation (filed as Exhibit 10.23 to the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1993 and incorporated herein by reference).

 10.14    -- Service Agreement dated January 1, 1994 between LOGS and
             Deepwater Production Systems, Inc. regarding Ship Shoal 331/332 Flowlines (filed as Exhibit 10.24 to the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1993 and incorporated herein by reference).

 10.15    -- Service Agreement dated January 1, 1994 between LOGS and
             Deepwater Production Systems, Inc. regarding Ship Shoal 332A Platform Modifications (filed as Exhibit 10.25 to the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1993 and incorporated herein by reference).

 10.16    -- Technology Services Agreement effective as of July 1, 1993 by and between Dover and the Partnership (filed as Exhibit 10.26 to the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1993 and incorporated herein by reference).

 10.17    -- Letter Agreements dated August 24, 1994, between the
             Partnership and Placid Oil Company (filed as Exhibit 10.1 to the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by reference).

 10.18    -- Letter Agreements dated August 24, 1994, between the
             Partnership and OPUBCO Resources, Inc. and Hi Production Company, Inc. (filed as Exhibit 10.2 to the Partnership's Quarterly
             Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by reference).

 10.19    -- Letter Agreements dated September 23, 1994, between the
             Partnership and Lamar Hunt Trust Estate (filed as Exhibit 10.4 to the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by reference).

 10.20    -- Letter Agreements dated September 23, 1994, between the
             Partnership and Nelson Bunker Hunt Trust Estate (filed as Exhibit
             10.5 to the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by reference).

 10.21    -- Agreement for Purchase and Sale by and between Tatham Offshore,
             Inc., as Seller, and Flextrend Development Company, L.L.C., as Buyer, dated June 30, 1995 (filed as Exhibit 6(a) to the Partnership's Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference).

 10.22    -- Limited Liability Company Agreement of POPCO (filed as Exhibit
             10.39 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

 10.23    -- Letter Agreement dated March 27, 1996, between the Partnership and Tatham Offshore related to the settlement of certain demand charges under transportation agreements (filed as Exhibit 10.40 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

 10.24*   -- Second Amended and Restated Credit Agreement dated December 13,
             1996 among Partnership, The Chase Manhattan Bank, as administrative agent, ING (U.S.) Capital Corporation, as co arranger, and the banks and other financial institutions from time to time party thereto.

 10.25+      Leviathan Unit Rights Appreciation Plan.

 21.1*    -- List of Subsidiaries of the Partnership.

 24.1     -- Power of Attorney (included on the signature pages of this
             Annual Report on Form 10-K).

 27*      -- Financial Data Schedule.

*    Filed herewith.
+ Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to item 14(c) of Form 10-K.