Form 10-Q
period 1997-03-31
LEVIATHAN GAS PIPELINE PARTNERS L P
filed 1997-05-14
CIK 895040

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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


                                                     76-0396023
                  DELAWARE                        (I.R.S. EMPLOYER
            (STATE OF ORGANIZATION)              IDENTIFICATION NO.)


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

===============================================================================

                     LEVIATHAN GAS PIPELINE PARTNERS, L.P.
                                AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                                   Page
PART I.   FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated Balance Sheet as of March 31, 1997
      (unaudited) and December 31, 1996..............................................................3
    Unaudited Consolidated Statement of Operations for the
      Three Months Ended March 31, 1997 and 1996, respectively.......................................4
    Unaudited Consolidated Statement of Cash Flows for the
      Three Months Ended March 31, 1997 and 1996.....................................................5
    Consolidated Statement of Partners' Capital for the Three Months
      Ended March 31, 1997 (unaudited)...............................................................6
    Notes to Consolidated Financial Statements.......................................................7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................................................11

PART II.   OTHER INFORMATION.........................................................................16

    Legal Proceedings
    Changes in Securities
    Defaults Upon Senior Securities
    Submission of Matters to a Vote of Security Holders
    Other Information
    Exhibits and Reports on Form 8-K

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)



                                                                              March 31,          December 31,
                                                                                1997                 1996
                                                                            ------------         -----------
                     ASSETS                                                  (unaudited)
Current assets:
    Cash and cash equivalents                                               $      3,039        $     16,489
    Accounts receivable                                                            6,784               6,237
    Accounts receivable from affiliates                                            9,809              14,107
    Other current assets                                                             275                 859
                                                                            ------------        ------------
       Total current assets                                                       19,907              37,692
                                                                            ------------        ------------

Equity investments                                                               180,110             107,838
                                                                            ------------        ------------

Property and equipment:
    Pipelines                                                                     76,119             151,253
    Platforms and facilities                                                      72,959              72,461
    Oil and gas properties, at cost, using successful efforts method             115,819             109,047
                                                                            ------------         -----------
                                                                                 264,897             332,761
    Less accumulated depreciation, depletion and amortization                     54,228              46,206
                                                                            ------------         -----------
       Property and equipment, net                                               210,669             286,555
                                                                            ------------         -----------
Investment in affiliate                                                            7,500               7,500
Other noncurrent receivable                                                        8,812               8,531
Other noncurrent assets                                                            4,534               5,410
                                                                            ------------         -----------

       Total assets                                                         $    431,532         $   453,526
                                                                            ============         ===========


   LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
    Accounts payable and accrued liabilities                                $     10,636         $    17,769
    Accounts payable to affiliates                                                 1,726               3,504
                                                                            ------------         -----------
       Total current liabilities                                                  12,362              21,273
Deferred federal income taxes                                                      1,753               1,722
Deferred revenue                                                                   5,806               8,913
Note payable                                                                     219,000             227,000
Other noncurrent liabilities                                                       1,755               2,490
                                                                            ------------         -----------
       Total liabilities                                                         240,676             261,398
                                                                            ------------         -----------
Minority interest                                                                     91                 105
Partners' capital                                                                190,765             192,023
                                                                            ------------         -----------

       Total liabilities and partners' capital                              $    431,532         $   453,526
                                                                            ============         ===========



   The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per Unit amounts)



                                                    For the three months
                                                       ended March 31,
                                                    --------------------
                                                      1997        1996
                                                    --------    --------
Revenue:
    Oil and gas sales                               $ 18,100    $  9,308
    Transportation and platform services               5,839       5,583
    Equity in earnings                                 7,089       4,746
                                                    --------    --------
                                                      31,028      19,637
                                                    --------    --------

Costs and expenses:
    Operating expenses                                 3,103       1,876
    Depreciation, depletion and amortization          13,945       5,324
    General and administrative expenses and
      management fee                                   2,473       1,336
                                                    --------    --------
                                                      19,521       8,536
                                                    --------    --------

Operating income                                      11,507      11,101
Interest income and other                                693         336
Interest and other financing costs                    (3,112)       (615)
Minority interest in income                              (90)       (135)
                                                    --------    --------
Income before income taxes                             8,998      10,687
Income tax expense (benefit)                              34        (223)
                                                    --------    --------

Net income                                          $  8,964    $ 10,910
                                                    ========    ========

Net income per Unit                                 $   0.36    $   0.44
                                                    ========    ========

Weighted average number of Units outstanding          24,367      24,367
                                                    ========    ========




    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                For the three months
                                                                                   ended March 31,
                                                                           -------------------------------
                                                                                1997             1996
                                                                           -------------     -------------
Cash flows from operating activities:
    Net income                                                             $       8,964     $      10,910
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Amortization of debt issue costs                                              241               148
       Depreciation, depletion and amortization                                   13,945             5,324
       Minority interest in income                                                    90               135
       Equity in earnings                                                         (7,089)           (4,746)
       Distributions from equity investments                                       5,275             5,673
       Deferred income taxes                                                          31              (226)
       Other noncash items                                                        (4,006)           (1,657)
       Changes in operating working capital:
         Increase in accounts receivable                                            (547)           (2,664)
         Decrease (increase) in accounts receivable from affiliates                4,298            (6,929)
         Decrease (increase) in other current assets                                 584               (66)
         Decrease in accounts payable and accrued liabilities                     (7,133)          (15,226)
         (Decrease) increase in payable to affiliates                             (1,778)            1,050
                                                                           -------------     -------------
              Net cash provided by (used in) operating activities                 12,875            (8,274)
                                                                           -------------     -------------

Cash flows from investing activities:
    Additions to pipelines, platforms and facilities                              (1,821)           (7,156)
    Equity investments                                                               (24)           (9,897)
    Development of oil and gas properties                                         (6,772)          (14,287)
                                                                           -------------     -------------
              Net cash used in investing activities                               (8,617)          (31,340)
                                                                           -------------     -------------

Cash flows from financing activities:
    Decrease in restricted cash                                                      716               --
    Proceeds from note payable                                                       --             39,720
    Repayments of note payable                                                    (8,000)              --
    Debt issue costs                                                                 (98)           (1,546)
    Distributions to partners                                                    (10,326)           (7,459)
                                                                           -------------     -------------
              Net cash (used in) provided by financing activities                (17,708)           30,715
                                                                           -------------     -------------

Decrease in cash and cash equivalents                                            (13,450)           (8,899)
Cash and cash equivalents at beginning of year                                    16,489            15,506
                                                                           -------------     -------------
Cash and cash equivalents at end of period                                 $       3,039     $       6,607
                                                                           =============     =============

Cash paid for interest, net of amounts capitalized                         $       2,930     $         --
Cash paid for income taxes                                                 $           2     $         --



    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)



                                           Preference        Common        General
                                          Unitholders      Unitholder      Partner          Total
                                          -----------     -----------    -----------    -----------
Partners' capital at
    December 31, 1996                     $   196,224     $    (3,969)   $      (232)   $   192,023

Net income for the three months
    ended March 31, 1997 (unaudited)            5,754           1,989          1,221          8,964

Cash distributions (unaudited)                 (7,230)         (2,517)          (475)       (10,222)
                                          -----------     -----------    -----------    -----------

Partners' capital at
    March 31, 1997 (unaudited)            $   194,748     $    (4,497)   $       514    $   190,765
                                          ===========     ===========    ===========    ===========

Limited partnership Units
    outstanding at December 31, 1996
    and March 31, 1997 (unaudited)             18,075           6,292            (a)         24,367
                                          ===========     ===========    ===========    ===========


------------
(a) Leviathan Gas Pipeline Company owns a 1% general partner interest in Leviathan Gas Pipeline Partners, L.P.







    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), a publicly held Delaware limited partnership formed in December 1992, is engaged in the gathering and transportation of natural gas and crude oil through its pipeline systems located in the Gulf of Mexico (the "Gulf") and in the development and production of oil and gas reserves from its proved properties. The Partnership's assets include interests in (i) eight natural gas pipelines, (ii) a crude oil pipeline system, (iii) five strategically located multi-purpose platforms, (iv) three producing oil and gas properties, (v) an overriding royalty interest and (vi) a dehydration facility.

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the period covered by such statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996. In addition, all number of Units and per Unit disclosures have been restated to reflect a two for one Preference and Common Unit split for the Unitholders of record as of the close of business on December 31, 1996.

NOTE 2 - EQUITY INVESTMENTS:

In January 1997, the Partnership and affiliates of Marathon Oil Company ("Marathon") and Shell Oil Company ("Shell") formed Nautilus Pipeline Company, L.L.C. ("Nautilus") to build and operate an interstate natural gas pipeline system and Manta Ray Offshore Gathering Company, L.L.C. ("Manta Ray Offshore") to acquire, operate and extend an existing gathering system that will be connected to the Nautilus system, once the Nautilus system is constructed. Each of the two new companies was formed to serve growing production areas in the Green Canyon area of the Gulf and are indirectly owned 50% by Shell, 24.3% by Marathon and 25.7% by the Partnership. The total cost of the two systems, including substantially all of the Manta Ray Offshore system which was contributed to Manta Ray Offshore by the Partnership, is estimated to be approximately $270.0 million. The Nautilus system, a new jurisdictional interstate pipeline, will consist of a 30-inch line downstream from Ship Shoal Block 207 connecting to the Exxon Company USA operated Garden City gas processing plant, onshore Louisiana. Upstream of the Ship Shoal 207 terminal, the existing Manta Ray Offshore gathering system will be extended into a broader gathering system that will serve shelf and deepwater production areas around Ewing Bank Block 873 to the east and Green Canyon Block 65 to the west. Affiliates of Marathon and Shell have committed to each of the Nautilus and Manta Ray Offshore systems significant deep water acreage positions in the area, including the recently announced Troika field (Green Canyon Block 244), and will provide the majority of the capital funding for the new construction. The Partnership will provide some funding in addition to the contribution of Manta Ray Offshore system.

In addition, the Partnership owns interests of 50% in Viosca Knoll Gathering System ("Viosca Knoll"), 36% in Poseidon Oil Pipeline Company, L.L.C. ("POPCO"), 50% in Stingray Pipeline Company ("Stingray"), 40% in High Island Offshore System ("HIOS"), 33 1/3% in U-T Offshore System ("UTOS") and 50% in West Cameron Dehydration Company, L.L.C. ("West Cameron Dehy"). The summarized financial information for these investments which are accounted for using the equity method is as follows:

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                                  (UNAUDITED)

                    SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (In thousands)

                                                       For the three months ended March 31, 1997
                       ---------------------------------------------------------------------------------------------------
                                                                                         West        Manta Ray
                         Viosca                                                         Cameron      Offshore/
                         Knoll        POPCO        HIOS       Stingray       UTOS         Dehy       Nautilus      Total
Operating revenue      $  4,926     $  4,131     $ 11,679     $  6,214     $    959     $    796     $  1,103
Other income                 --           44          114          233            8            7          110
Operating expenses         (607)        (825)      (3,872)      (2,833)        (607)         (41)        (371)
Depreciation               (586)        (895)      (1,194)      (1,802)        (141)          (4)        (333)
Other expenses             (456)      (1,265)          --         (368)          --           --           --
                       --------     --------     --------     --------     --------     --------     --------
Net earnings              3,277        1,190        6,727        1,444          219          758          509
Ownership percentage         50%          36%          40%          50%        33.3%          50%        25.7%
                       --------     --------     --------     --------     --------     --------     --------
                          1,639          428        2,691          722           73          379          131
Adjustments:
- Depreciation (a)           --           --          211          238            9           --           --
- Contract
  amortization (a)           --           --          (26)         (85)          --           --           --
- Other                      --          109          (39)         (12)          (8)          --          629 (b)
                       --------     --------     --------     --------     --------     --------     --------
Equity in earnings     $  1,639     $    537     $  2,837     $    863     $     74     $    379     $    760     $  7,089
                       ========     ========     ========     ========     ========     ========     ========     ========
Distributions (c)      $  1,350     $     --     $  3,200     $    550     $     --     $    175     $     --     $  5,275
                       ========     ========     ========     ========     ========     ========     ========     ========

                                               For the three months ended March 31, 1996
                        --------------------------------------------------------------------------------------
                                       Viosca                              West Cameron
                          HIOS         Knoll      Stingray       UTOS         Dehy        POPCO         Total
Operating revenue       $ 11,011     $  2,991     $  6,118     $  1,092     $    435     $    146
Other income                  47           --          412           17           --           --
Operating expenses        (4,276)          10       (3,098)        (631)         (46)          (5)
Depreciation              (1,193)        (560)      (1,715)        (140)          (4)          --
Other expenses               (24)          --         (419)          --           --           --
                        --------     --------     --------     --------     --------     --------
Net earnings               5,565        2,441        1,298          338          385          141
Ownership percentage          40%          50%          50%        33.3%          50%          50%
                        --------     --------     --------     --------     --------     --------
                           2,226        1,220          649          113          193           71
Adjustments:
- Depreciation (a)           227           --          240            8           --           --
- Contract
  amortization (a)           (26)          --          (86)          --           --           --
- Rate refund reserve        (49)          --           --           --           --           --
- Other                      (20)          --          (12)          (8)          --           --
                        --------     --------     --------     --------     --------     --------
Equity in earnings      $  2,358     $  1,220     $    791     $    113     $    193     $     71     $  4,746
                        ========     ========     ========     ========     ========     ========     ========
Distributions (c)       $  3,000     $  1,200     $    923     $    400     $    150     $     --     $  5,673
                        ========     ========     ========     ========     ========     ========     ========

------------
(a) Adjustments result from purchase price adjustments made in accordance with Accounting Principles Board No. 16 "Business Combinations".

(b) Represents additional net earnings specifically allocated to the Partnership related to the assets contributed by the Partnership to the Manta Ray Offshore joint venture.

(c) Future distributions could be restricted by the terms of the equity investees' respective credit agreements.

       NOTE 3 - PARTNERS' CAPITAL INCLUDING CASH DISTRIBUTIONS:

       As of March 31, 1997, the Partnership had 18,075,000 Preference Units and 6,291,894 Common Units outstanding. All of the Preference Units are owned by the public, representing a 72.7% effective limited partnership interest in the Partnership. Leviathan, through its ownership of all of the Common Units, its 1% general partner interest in the

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                                  (UNAUDITED)


Partnership and its approximate 1% nonmanaging interest in certain of the Partnership's subsidiaries, owns a 27.3% effective interest in the Partnership.

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

On January 14, 1997, the Partnership declared a cash distribution of $0.40 per Preference and Common Unit for the period from October 1, 1996 through December 31, 1996. This distribution was paid on February 14, 1997 to Unitholders of record as of January 31, 1997. As a result of this distribution, Leviathan, as general partner, received an incentive distribution of $0.4 million.

On April 17, 1997, the Partnership declared a cash distribution of $0.425 per Preference and Common Unit for the period from January 1, 1997 through March 31, 1997. This distribution will be paid on May 15, 1997 to Unitholders of record as of April 30, 1997. As a result of this distribution, Leviathan, as general partner, will receive an incentive distribution of $0.6 million.

Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share", was issued in February 1997. SFAS No. 128 establishes new guidelines for computing and presenting earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application of SFAS No. 128 is not permitted; however, pro forma earnings per share may be disclosed in the notes to the consolidated financial statements in the periods prior to adoption. Pro forma basic net income per unit is equal to the presented primary earnings per unit for the three months ended March 31, 1997.

NOTE 4 - RELATED PARTY TRANSACTIONS:

Management fees. For the three months ended March 31, 1997, Leviathan charged the Partnership $1.7 million pursuant to the Partnership Agreement which provides for reimbursement of expenses Leviathan incurs as general partner of the Partnership, including reimbursement of expenses incurred by DeepTech in providing management services to Leviathan and the Partnership. In addition, the management agreement requires a payment by Leviathan to compensate DeepTech for certain tax liabilities resulting from, among other things, additional taxable income allocated to Leviathan due to (i) the issuance of additional Preference Units (including the sale of the Preference Units by the Partnership pursuant to the public offering of additional Preference Units) and (ii) the investment of such proceeds in additional acquisitions or construction projects. During the three months ended March 31, 1997, Leviathan charged the Partnership $0.2 million to compensate DeepTech for additional taxable income allocated to Leviathan. The management agreement has a term expiring on June 30, 2002, and may thereafter be terminated on 90 days' notice by either party.

Transportation and platform access agreements. Tatham Offshore, Inc. ("Tatham Offshore"), an affiliate of DeepTech, is obligated to pay commodity charges, based on the volume of oil and gas transported or processed, to the Partnership pursuant to certain transportation agreements. Tatham Offshore is also obligated to pay certain platform access fees and processing fees to the Partnership. For the three months ended March 31, 1997, the Partnership received $0.6 million from Tatham Offshore pursuant to these agreements.

For the three months ended March 31, 1997, Viosca Knoll and POPCO charged the Partnership $1.2 million and $0.5 million, respectively, for transportation services relating to transporting production from the Viosca Knoll Block 817 and the Garden Banks Block 72 and 117 leases.

The Partnership charged Viosca Knoll $0.5 million for platform access fees related to the Viosca Knoll 817 platform during the three months ended March 31, 1997.

Oil and gas sales. The Partnership has agreed to sell all of its oil and gas production to Offshore Gas Marketing, Inc. ("Offshore Marketing"), an affiliate of the Partnership, on a month to month basis. The agreement with Offshore Marketing provides Offshore Marketing fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas for selling the Partnership's production. During the three months ended March 31, 1997, the Partnership sold $18.0 million of oil and gas to Offshore Marketing.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                                  (UNAUDITED)


Other. During the three months ended March 31, 1997, the Partnership was charged $2.3 million by Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex") for contract drilling services rendered by the semisubmersible drilling rig, the FPS Laffit Pincay, at its Garden Banks Block 117 project. The FPS Laffit Pincay is owned by an affiliate of DeepTech and managed by Sedco Forex.

POPCO entered into certain agreements with the Partnership to provide for use by POPCO of certain pipelines and platforms owned by the Partnership for fees which consist of a monthly rental fee of $100,000 per month for the period from February 1996 to January 1997.

For the three months ended March 31, 1997, the Partnership charged $25,000 and $62,000, respectively, to Viosca Knoll and Manta Ray Offshore pursuant to management agreements with each affiliate.

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

The Gas Pipelines are strategically located offshore Louisiana and eastern Texas and gather and transport natural gas for producers, marketers, pipelines and end-users for a fee. The Gas Pipelines include 984 miles of pipeline with a throughput capacity of 5.9 billion cubic feet ("Bcf") of gas per day. Each of the Gas Pipelines interconnects with one or more long line transportation pipelines that provide access to multiple markets in the eastern half of the United States. The Partnership's interest in the Gas Pipelines consists of: a 100% interest in each of Ewing Bank Gathering Company, L.L.C. ("Ewing Bank"), Manta Ray Gathering Company, L.L.C. ("Manta Ray"), Green Canyon Pipe Line Company, L.L.C. ("Green Canyon") and Tarpon Transmission Company ("Tarpon"); a 50% partnership interest in each of Stingray and Viosca Knoll; a 40% partnership interest in HIOS; a 33 1/3% partnership interest in UTOS; and a 25.7% interest in each of Manta Ray Offshore and Nautilus.

The Partnership owns a 36% interest in POPCO which was formed to construct and operate the Poseidon Oil Pipeline ("Poseidon"). Poseidon is a major new sour crude oil pipeline system that was built in response to an increased demand for additional sour crude oil pipeline capacity in the central Gulf. Poseidon, which has a capacity of approximately 400,000 barrels per day, was placed in service in two phases, in April and December 1996. In March 1997, POPCO began construction of the third phase of Poseidon, a new 24-inch diameter pipeline from Calliou Island to Houma, Louisiana, which is expected to be operational in late 1997. Poseidon is currently transporting an average of approximately 41,000 barrels of oil per day.

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

The Partnership owns an interest in and is operator of three producing leases in the Gulf. The properties, which are subject to certain reversionary rights held by Tatham Offshore, include a 75% working interest in Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117. The Viosca Knoll Block 817 project is currently producing an aggregate of approximately 106.0 million cubic feet ("MMcf") of gas and 313 barrels of oil per day. In addition, the Partnership has placed on production five wells on the Garden Banks Block 72 lease and one well on Garden Banks Block 117. The Garden Banks Block 72 wells, which began producing in May 1996, are currently producing a total of approximately 3,250 barrels of oil,
12.5 MMcf of gas and 130 barrels of water per day. The Garden Banks Block 117 #1 well, which began producing in July 1996, is currently producing a total of approximately 1,500 barrels of oil, 3.3 MMcf of gas and 4,000 barrels of water per day. The Partnership has successfully drilled a second well at Garden Banks Block 117 which should be placed on production during May 1997.

The Partnership owns an overriding royalty interest in the six-lease block Ewing Bank 915 Unit, which is operated by Tatham Offshore, as well as certain other minority interests in oil and gas leases which are not material to the business of the Partnership. The Partnership also owns a 50% interest in West Cameron Dehy, which owns certain dehydration facilities located at the northern terminus of the Stingray system, onshore Louisiana.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1996

Revenue from oil and gas sales totaled $18.1 million for the three months ended March 31, 1997 as compared with $9.3 million for the same period in 1996. The increase in oil and gas sales of $8.8 million is attributable to increased production from the Partnership's oil and gas properties as a result of initiating production from the Viosca Knoll Block 817 lease in December 1995, the Garden Banks Block 72 lease in May 1996 and the Garden Banks Block 117 lease in July 1996. During the three months ended March 31, 1997, the Partnership sold 6,191 MMcf of gas and 203,000 barrels of oil at average prices of $2.15 per thousand cubic feet ("Mcf") and $22.53 per barrel, respectively. During the same period in 1996, the Partnership sold 2,998 MMcf of gas at an average price of $3.00 per Mcf.

Revenue from transportation and platform services totaled $5.8 million for the three months ended March 31, 1997 as compared with $5.6 million for the same period in 1996. The increase of $0.2 million is comprised of (i) a $0.8 million increase in platform services from the Partnership's Viosca Knoll 817 platform,
(ii) a $0.9 million increase from the Tarpon and Green Canyon systems primarily related to the deregulation of the Tarpon system allowing the Partnership to recognize additional revenue during the current period related to transportation fees collected in prior periods, (iii) a decrease of $1.4 million as a result of the contribution of a significant portion of the Manta Ray system to Manta Ray Offshore in January 1997 resulting in revenue from these assets being included in equity in earnings for the remainder of the quarter and (iv) a decrease of $0.1 million related to decreased throughput on the Ewing Bank system. Transportation volumes for the Partnership's Green Canyon system increased 2% for the three months ended March 31, 1997 as compared with the same period in 1996 due to increased production from the Texaco operated Shasta field located in Green Canyon Block 6. Transportation volumes from the Manta Ray system, prior to its contribution to Manta Ray Offshore, declined 38% as compared with 1996 as a result of temporary platform related production problems from two of the fields connected to the Manta Ray system. Transportation volumes from the Partnership's Ewing Bank and Tarpon systems declined a total of 38% during the first quarter of 1997 as compared with the first quarter of 1996 as a result of normal decline in the producing fields attached to such systems.

Revenue from the Partnership's equity interests in Stingray, HIOS, UTOS, Viosca Knoll, POPCO, Manta Ray Offshore, Nautilus and West Cameron Dehy (the "Equity Investees") totaled $7.1 million for the three months ended March 31, 1997 as compared with $4.7 million for the same period in 1996. The increase of $2.4 million primarily reflects increases of (i) $0.9 million from Viosca Knoll, Stingray and HIOS as a result of increased throughput, (ii) $0.5 million from POPCO, which placed Poseidon in service in two-phases, April 1996 and December 1996, (iii) $0.2 million from West Cameron Dehy and (iv) $0.8 million from Manta Ray Offshore related to the Manta Ray assets contributed by the Partnership. Total gas throughput volumes for the Equity Investees increased 11% from the three months ended March 31, 1996 to the three months ended March 31, 1997 primarily as a result of increased throughput on the Viosca Knoll, Stingray, HIOS and UTOS systems as well as the addition of the Manta Ray Offshore system throughput as an equity investee, as discussed above. Total oil volumes from Poseidon totaled 3.7 million barrels for the three months ended March 31, 1997.

Operating expenses for the three months ended March 31, 1997 totaled $3.1 million as compared to $1.9 million for the same period in 1996. The increase of $1.2 million is attributable to the operation by the Partnership of 10 additional oil and gas wells during the three months ended March 31, 1997 as compared with the same period in 1996.

Depreciation, depletion and amortization totaled $13.9 million for the three months ended March 31, 1997 as compared with $5.3 million for the same period in 1996. The increase of $8.6 million is comprised of (i) an $8.7 million increase in depreciation and depletion on the oil and gas wells and facilities located on Viosca Knoll Block 817, Garden Banks Block 72 and the Garden Banks Block 117 leases and (ii) a $0.1 million decrease in depreciation on pipelines, platforms and facilities.

General and administrative expenses, including the management fee allocated from the general partner, totaled $2.5 million for the three months ended March 31, 1997 as compared with $1.3 million for the same period in 1996. The

Partnership's general and administrative expenses for the three months ended March 31, 1996 included a one-time $1.4 million reimbursement from POPCO as a result of the Partnership's management of the initial phase of the construction of Poseidon. Excluding this one-time reimbursement by POPCO, the Partnership's general and administrative expenses for the three months ended March 31, 1997 decreased $0.2 million as compared with the same period in 1996. This decrease reflects (i) a $0.2 million increase in management fees allocated by Leviathan to the Partnership as a result of increased operational activities, (ii) a $0.2 million increase in direct general and administrative expenses of the Partnership, also as a result of increased Partnership activities and (iii) a $0.6 million decrease in the reimbursement to DeepTech for certain tax liabilities incurred by DeepTech as a result of the Partnership's public offering of additional Preference Units in June 1994.

Interest income and other totaled $0.7 million for the three months ended March 31, 1997 as compared with $0.3 million for the three months ended March 31, 1996.

Interest and other financing costs, net of capitalized interest, for the three months ended March 31, 1997 totaled $3.1 million as compared with $0.6 million for the same period in 1996. During the three months ended March 31, 1997 and 1996, the Partnership capitalized $0.8 million and $4.8 million, respectively, of such interest costs in connection with construction projects and drilling activities in progress during such periods.

Net income for the three months ended March 31, 1997 totaled $9.0 million as compared with $10.9 million for the three months ended March 31, 1996 as a result of the items discussed above. Net income per Unit for the three months ended March 31, 1997 totaled $0.36 per Unit as compared with $0.44 per Unit for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash. The Partnership intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash from continuing operations and borrowings under the Partnership Credit Facility (discussed below). Net cash provided by operating activities for the three months ended March 31, 1997 totaled $12.9 million. At March 31, 1997, the Partnership had cash and cash equivalents of $3.0 million.

Cash from continuing operations is derived from (i) payments for gathering and transporting gas through the Partnership's 100% owned pipelines, (ii) platform access and processing fees, (iii) cash distributions from Equity Investees and
(iv) the sale of oil and gas attributable to the Partnership's interest in three producing properties. See "-- Overview" for discussion of current production rates.

The Partnership's cash flows from operations will be affected by the ability of each Equity Investee to make distributions. Distributions from such entities are also subject to the discretion of their respective management committees. Further, each of Stingray, POPCO and Viosca Knoll is party to a credit agreement under which it has outstanding obligations that may restrict the payments of distributions to its owners. Distributions from Equity Investees during the three months ended March 31, 1997 totaled $5.3 million.

In December 1995, Stingray amended an existing term loan agreement to provide for aggregate outstanding borrowings of up to $29.0 million in principal amount. The agreement requires the payment of principal by Stingray of $1.45 million per quarter. As of March 31, 1997, Stingray had $21.75 million outstanding under its term loan agreement, which is principally secured by current and future gas transportation contracts between Stingray and its customers.

In April 1996, POPCO entered into a revolving credit facility (the "POPCO Credit Facility") with a group of commercial banks to provide up to $150 million for the construction of the second and third phases of Poseidon and for other working capital needs of POPCO. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. As of March 31, 1997, POPCO had $101.5 million outstanding under the POPCO Credit Facility which is secured by a substantial portion of POPCO's assets and matures on April 30, 2001. Currently, approximately $14.0 million of additional funds are available under the POPCO Credit Facility.

In December 1996, Viosca Knoll entered into a revolving credit facility (the "Viosca Knoll Credit Facility") with a syndicate of commercial banks to provide up to $100 million for the addition of compression to the Viosca Knoll system and for other working capital needs of Viosca Knoll, including funds for a one-time distribution of $25 million to its partners. As of March 31, 1997, Viosca Knoll had $34.4 million outstanding under the Viosca Knoll Credit Facility which is secured by a substantial portion of Viosca Knoll's assets and matures on December 20, 2001. Viosca Knoll's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations.

The Partnership Credit Facility is a revolving credit facility providing for up to $300 million of available credit subject to customary terms and conditions, including certain incurrence limitations. Proceeds from the Partnership Credit Facility are available to the Partnership for general partnership purposes, including financing of capital expenditures, for working capital, and subject to certain limitations, for paying distributions to the Unitholders. The Partnership Credit Facility can also be utilized to issue letters of credit as may be required from time to time; however, no letters of credit are currently outstanding. As of March 31, 1997, borrowings totaled $219.0 million under the Partnership Credit Facility bearing interest at an average floating rate of 6.5% per annum. The Partnership Credit Facility matures in December 1999; is guaranteed by Leviathan and each of the Partnership's subsidiaries; and is secured by the management agreement with Leviathan, substantially all of the assets of the Partnership and Leviathan's 1% general partner interest in the Partnership and approximate 1% interest in certain subsidiaries of the Partnership.

Uses of Cash. The Partnership's capital requirements consist primarily of (i) quarterly distributions to Unitholders and to Leviathan as general partner, including incentive distributions, as applicable, (ii) expenditures for the maintenance of the pipelines and related infrastructure and the acquisition and construction of additional pipelines and related facilities for the gathering, transportation and processing of oil and gas in the Gulf, (iii) expenditures related to its producing oil and gas properties, (iv) management fees and other operating expenses, (v) contributions to Equity Investees and (vi) debt service on its outstanding indebtedness.

For every full quarter since its inception, the Partnership has declared and subsequently paid a cash distribution to holders of Preference Units and Common Units an amount equal to or exceeding the Minimum Quarterly Distribution per Unit per quarter. At the current distribution rate of $0.425 per Unit, the quarterly Partnership distributions total $11.1 million in respect of the Preference Units, Common Units and general partner interest ($44.6 million on an annual basis, including $13.8 million to Leviathan). The Partnership believes that it will be able to continue to pay at least the current quarterly distribution of $0.425 per Preference and Common Unit for the foreseeable future.

Distributions by the Partnership of its Available Cash are effectively made 98% to Unitholders and 2% to Leviathan, as general partner, subject to the payment of Incentive Distributions to Leviathan. As an incentive, the general partner's interest in the portion of quarterly cash distributions in excess of $0.325 per Unit and less than or equal to $0.375 per Unit is increased to 15%. For quarterly cash distributions over $0.375 per Unit but less than or equal to $0.425 per Unit, the general partner receives 25% of such incremental amount and for all quarterly cash distributions in excess of $0.425 per Unit, the general partner receives 50% of the incremental amount. In February 1997, the general partner received an Incentive Distribution of $0.4 million and in May 1997 will receive an Incentive Distribution of $0.6 million.

In January 1997, the Partnership and affiliates of Marathon and Shell formed Nautilus, to build and operate an interstate natural gas pipeline system, and Manta Ray Offshore, to acquire, operate and extend an existing gathering system that will be connected to the Nautilus system, once the Nautilus system is constructed. Each of the two new companies was formed to serve growing production areas in the Green Canyon area of the Gulf and are indirectly owned 50% by Shell, 24.3% by Marathon and 25.7% by the Partnership. The total cost of the two systems, including substantially all of the Manta Ray Offshore system which was contributed to Manta Ray Offshore by the Partnership, is estimated to be approximately $270.0 million. The Nautilus system, a new jurisdictional interstate pipeline, will consist of a 30-inch line downstream from Ship Shoal Block 207 connecting to the Exxon Company USA operated Garden City gas processing plant, onshore Louisiana. Upstream of the Ship Shoal 207 terminal, the existing Manta Ray Offshore gathering system will be extended into a broader gathering system that will serve shelf and deepwater production areas around Ewing Bank Block 873 to the east and Green Canyon Block 65 to the west. Affiliates of Marathon and Shell have committed to each of the Nautilus and Manta Ray Offshore systems significant deep water acreage positions in the area, including the recently announced Troika field (Green Canyon Block 244), and will provide the majority of the capital funding for the new construction. The Partnership will provide some funding in addition to its contribution of the Manta Ray Offshore system.

The Partnership anticipates that its capital expenditures and equity investments for the remaining portion of 1997 will relate to continuing acquisition and construction activities as well as the remaining expenditures associated with the initiation of production from the second well at Garden Banks Block 117. The Partnership anticipates funding such cash requirements primarily with available cash flow and borrowings under the Partnership Credit Facility. The Partnership may contribute existing assets to new joint ventures as partial consideration for its ownership interest therein. As previously discussed, POPCO, in March 1997, began construction of phase III of Poseidon which is expected to be operational in late 1997. The majority of these capital expenditures by POPCO as well as capital expenditures by Viosca Knoll are anticipated to be funded by borrowings under their respective credit facilities. In addition, the majority of the capital requirements of Nautilus and Manta Ray Offshore are anticipated to be funded by the equity contributions of affiliates of Shell and Marathon. The Partnership's capital expenditures and equity investments for the three months ended March 31, 1997 were $8.6 million.

Interest costs incurred by the Partnership related to the Partnership Credit Facility totaled $3.9 million for the three months ended March 31, 1997. The Partnership capitalized $0.8 million of such interest costs in connection with construction projects and drilling activities in progress during the period.

UNCERTAINTY OF FORWARD LOOKING STATEMENTS AND INFORMATION

This quarterly report contains certain forward looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "project," "should," "may," "management believes," and words or phrases of similar import. Although management believes that such statements and expressions are reasonable and made in good faith, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial condition are: (i) competitive practices in the industry in which the Partnership competes, (ii) the impact of current and future laws and government regulations affecting the industry in general and the Partnership's operations in particular, (iii) environmental liabilities to which the Partnership may become subject in the future that are not covered by an indemnity or insurance, (iv) the throughput levels achieved by the Pipelines and any future pipeline constructed by the Partnership, (v) the ability of the Partnership to access additional reserves to offset the natural decline in production from existing wells connected to the Pipelines, (vi) changes in transportation rates due to changes in government regulation and/or competitive factors, (vii) the impact of oil and natural gas price fluctuations, (viii) significant changes from expectations of capital expenditures and operating expenses and unanticipated project delays and (ix) the ability of the Equity Investees to make distributions to the Partnership. The Partnership disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

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


LEVIATHAN GAS PIPELINE
PARTNERS, L.P.
(Registrant)

By:                                   LEVIATHAN GAS PIPELINE
                                      COMPANY, its General Partner



Date: May 13, 1997                    By: /s/ KEITH B. FORMAN
                                         ---------------------
                                         Keith B. Forman
                                         Chief Financial Officer



Date: May 13, 1997                    By: /s/ DENNIS A. KUNETKA
                                         -----------------------
                                         Dennis A. Kunetka
                                         Senior Vice President - Corporate
                                         Finance (Principal Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER
------

  27                FINANCIAL DATA SCHEDULE
