Form 10-Q
period 1997-06-30
LEVIATHAN GAS PIPELINE PARTNERS L P
filed 1997-08-12
CIK 895040

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                               TABLE OF CONTENTS


                                                                             Page
                                                                             ----
PART I.   FINANCIAL INFORMATION
CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated Balance Sheet as of June 30, 1997 (unaudited)
      and December 31, 1996...................................................3
    Unaudited Consolidated Statement of Operations for the
      Three and Six Months Ended June 30, 1997 and 1996, respectively.........4
    Unaudited Consolidated Statement of Cash Flows for the
      Six Months Ended June 30, 1997 and 1996.................................5
    Consolidated Statement of Partners' Capital for the Six Months
      Ended June 30, 1997 (unaudited).........................................6
    Notes to Consolidated Financial Statements (unaudited)....................7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................13

PART II.   OTHER INFORMATION..................................................20

    Legal Proceedings
    Changes in Securities
    Defaults Upon Senior Securities
    Submission of Matters to a Vote of Security Holders
    Other Information
    Exhibits and Reports on Form 8-K

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)



                                                                        June 30,   December 31,
                                                                         1997         1996
                                                                       ---------    ---------
    ASSETS                                                            (unaudited)
Current assets:
    Cash and cash equivalents                                          $   1,434    $  16,489
    Accounts receivable                                                    4,375        6,237
    Accounts receivable from affiliates                                   11,261       14,107
    Other current assets                                                   1,551          859
                                                                       ---------    ---------
       Total current assets                                               18,621       37,692
                                                                       ---------    ---------

Equity investments                                                       181,165      107,838
                                                                       ---------    ---------

Property and equipment:
    Pipelines                                                             76,317      151,253
    Platforms and facilities                                              73,460       72,461
    Oil and gas properties, at cost, using successful efforts method     120,062      109,047
                                                                       ---------    ---------
                                                                         269,839      332,761
    Less accumulated depreciation, depletion and amortization             79,517       46,206
                                                                       ---------    ---------
       Property and equipment, net                                       190,322      286,555
                                                                       ---------    ---------
Investment in Tatham Offshore, Inc.                                        7,500        7,500
Other noncurrent receivable                                                 --          8,531
Other noncurrent assets                                                    4,272        5,410
                                                                       ---------    ---------

       Total assets                                                    $ 401,880    $ 453,526
                                                                       =========    =========


   LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
    Accounts payable and accrued liabilities                           $   9,731    $  17,769
    Accounts payable to affiliates                                         1,529        3,504
                                                                       ---------    ---------
       Total current liabilities                                          11,260       21,273
Deferred federal income taxes                                              1,564        1,722
Deferred revenue                                                            --          8,913
Note payable                                                             217,000      227,000
Other noncurrent liabilities                                               8,351        2,490
                                                                       ---------    ---------
       Total liabilities                                                 238,175      261,398
                                                                       ---------    ---------
Minority interest                                                           (179)         105
Partners' capital                                                        163,884      192,023
                                                                       ---------    ---------

       Total liabilities and partners' capital                         $ 401,880    $ 453,526
                                                                       =========    =========



    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per Unit amounts)



                                               Three Months Ended June 30,    Six Months Ended June 30,
                                               --------------------------    --------------------------
                                                   1997           1996           1997           1996
                                               -----------    -----------    -----------    -----------
Revenue:
 Oil and gas sales                             $    16,359    $     8,619    $    34,459    $    17,926
 Gathering and platform services                     4,736          5,885         10,575         11,468
 Equity in earnings                                  7,131          4,058         14,220          8,804
                                               -----------    -----------    -----------    -----------
                                                    28,226         18,562         59,254         38,198
                                               -----------    -----------    -----------    -----------

Costs and expenses:
 Operating expenses                                  2,943          1,867          6,046          3,742
 Depreciation, depletion and amortization           13,994          5,903         27,938         11,227
 Impairment, abandonment and other                  21,222           --           21,222           --
 General and administrative expenses and
    management fee                                   3,377          2,068          5,851          3,403
                                               -----------    -----------    -----------    -----------
                                                    41,536          9,838         61,057         18,372
                                               -----------    -----------    -----------    -----------

Operating (loss) income                            (13,310)         8,724         (1,803)        19,826
Interest income and other                              469            397          1,162            733
Interest and other financing costs                  (3,352)           (26)        (6,464)          (641)
Minority interest in income                            158            (96)            68           (230)
                                               -----------    -----------    -----------    -----------
Income before income taxes                         (16,035)         8,999         (7,037)        19,688
Income tax benefit                                    (180)          (162)          (146)          (385)
                                               -----------    -----------    -----------    -----------

Net (loss) income                              $   (15,855)   $     9,161    $    (6,891)   $    20,073
                                               ===========    ===========    ===========    ===========

Net (loss) income per Unit                     $     (0.64)   $      0.37    $     (0.28)   $      0.81
                                               ===========    ===========    ===========    ===========

Weighted average number of Units outstanding        24,367         24,367         24,367         24,367
                                               ===========    ===========    ===========    ===========




   The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                       Six Months Ended June 30,
                                                                      --------------------------
                                                                          1997           1996
                                                                      -----------    -----------
Cash flows from operating activities:
    Net (loss) income                                                 $    (6,891)   $    20,073
    Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
       Amortization of debt issue costs                                       481            383
       Depreciation, depletion and amortization                            27,938         11,227
       Impairment, abandonment and other                                   21,222           --
       Minority interest in income                                            (68)           230
       Equity in earnings                                                 (14,220)        (8,804)
       Distributions from equity investments                               12,250         11,998
       Deferred income taxes                                                 (158)          (388)
       Other noncash items                                                 (3,984)        (3,654)
       Changes in operating working capital:
         Decrease (increase) in accounts receivable                         1,862         (6,733)
         Decrease (increase) in accounts receivable from affiliates         2,846         (3,503)
         (Increase) decrease in other current assets                       (1,206)            37
         Decrease in accounts payable and accrued liabilities              (8,037)       (16,990)
         (Decrease) increase in payable to affiliates                      (1,976)         1,228
                                                                      -----------    -----------
              Net cash provided by operating activities                    30,059          5,104
                                                                      -----------    -----------

Cash flows from investing activities:
    Additions to pipelines, platforms and facilities                       (3,420)       (11,701)
    Equity investments                                                        (22)       (10,930)
    Development of oil and gas properties                                 (11,015)       (30,365)
    Other                                                                     185           --
                                                                      -----------    -----------
              Net cash used in investing activities                       (14,272)       (52,996)
                                                                      -----------    -----------

Cash flows from financing activities:
    Decrease (increase) in restricted cash                                    716            (59)
    Proceeds from note payable                                               --           55,220
    Repayments of note payable                                            (10,000)          --
    Debt issue costs                                                          (93)        (1,718)
    Distributions to partners                                             (21,465)       (15,540)
                                                                      -----------    -----------
              Net cash (used in) provided by financing activities         (30,842)        37,903
                                                                      -----------    -----------

Decrease in cash and cash equivalents                                     (15,055)        (9,989)
Cash and cash equivalents at beginning of year                             16,489         15,506
                                                                      -----------    -----------
Cash and cash equivalents at end of period                            $     1,434    $     5,517
                                                                      ===========    ===========

Cash paid for interest, net of amounts capitalized                    $     6,082    $      --
Cash paid for income taxes                                            $         2    $      --


   The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)



                                       Preference        Common          General
                                       Unitholders      Unitholder       Partner          Total
                                       ------------    ------------    ------------    ------------
Partners' capital at
    December 31, 1996                  $    196,224    $     (3,969)   $       (232)   $    192,023

Net loss for the six months
    ended June 30, 1997 (unaudited)          (4,789)         (1,681)           (421)         (6,891)

Cash distributions (unaudited)              (14,912)         (5,191)         (1,145)        (21,248)
                                       ------------    ------------    ------------    ------------

Partners' capital at
    June 30, 1997 (unaudited)          $    176,523    $    (10,841)   $     (1,798)   $    163,884
                                       ============    ============    ============    ============

Limited partnership Units
    outstanding at December 31, 1996
    and June 30, 1997 (unaudited)            18,075           6,292              (a)         24,367
                                       ============    ============    ============    ============

--------------------

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

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), a publicly held Delaware limited partnership, is engaged in the gathering and transportation of natural gas and crude oil through its pipeline systems located in the Gulf of Mexico (the "Gulf") and in the development and production of oil and gas reserves from its proved properties. The Partnership's assets include interests in (i) nine natural gas pipelines, (ii) a crude oil pipeline system, (iii) five strategically located multi-purpose platforms, (iv) three producing oil and gas properties and (v) a dehydration facility.

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

Other

Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share", was issued in February 1997. SFAS No. 128 establishes new guidelines for computing and presenting earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application of SFAS No. 128 is not permitted; however, pro forma earnings per share may be disclosed in the notes to the consolidated financial statements in the periods prior to adoption. Pro forma basic net income (loss) per unit for the Partnership is equal to the primary earnings (losses) per unit for the three and six months ended June 30, 1997 as presented in the accompanying consolidated financial statements.

During June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 requires that all items that are required to be recognized under the accounting standards as components of comprehensive income be reported in a new financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is the change in equity of a business during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 131 establishes standards for the method public entities report information about operating segments in both interim and annual financial statements issued to shareholders and requires related disclosures about products and services, geographic areas and major customers. Both statements are effective for fiscal years beginning after December 15, 1997. The Partnership is currently evaluating the disclosure requirements of these statements but does not anticipate that adoption will have a significant impact on its consolidated financial statements.

NOTE 2 - EQUITY INVESTMENTS:

In January 1997, the Partnership and affiliates of Marathon Oil Company ("Marathon") and Shell Oil Company ("Shell") formed Nautilus Pipeline Company, L.L.C. ("Nautilus") to construct and operate an interstate natural gas pipeline system. In addition, the same parties formed Manta Ray Offshore Gathering Company, L.L.C. ("Manta Ray Offshore") to acquire an existing gathering system from the Partnership. Such existing gathering system will

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

be extended and connected to the system constructed by Nautilus. Nautilus and Manta Ray Offshore were formed to serve growing production areas in the Green Canyon area of the Gulf and are indirectly owned 50% by Shell, 24.3% by Marathon and 25.7% by the Partnership. The total cost of the two systems is estimated to be approximately $270 million. The Nautilus system, a new jurisdictional interstate pipeline, will consist of a 30-inch line downstream from Ship Shoal Block 207 connecting to the Exxon Company USA operated Garden City gas processing plant, onshore Louisiana. Upstream of the Ship Shoal 207 terminal, the existing Manta Ray Offshore gathering system will be extended into a broader gathering system that will serve shelf and deepwater production areas around Ewing Bank Block 873 to the east and Green Canyon Block 65 to the west. Affiliates of Marathon and Shell have dedicated for transportation to each of the Nautilus and Manta Ray Offshore systems significant deep water acreage positions in the area, including the Troika field (Green Canyon Block
244), and are providing the majority of the capital funding for the new construction. The Partnership has provided approximately $10.4 million of funding in addition to the contribution of the Manta Ray Offshore system.

In addition, the Partnership owns interests of 50% in Viosca Knoll Gathering System ("Viosca Knoll"), 36% in Poseidon Oil Pipeline Company, L.L.C. ("POPCO"), 50% in Stingray Pipeline Company ("Stingray"), 40% in High Island Offshore System ("HIOS"), 33 1/3% in U-T Offshore System ("UTOS") and 50% in West Cameron Dehydration Company, L.L.C. ("West Cameron Dehy"). The summarized financial information for these investments, which are accounted for using the equity method, is as follows:


                    SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (In thousands)

                                                          Six months ended June 30, 1997
                       ------------------------------------------------------------------------------------------------------------
                                                                   West                                    Manta Ray
                                      Viosca                      Cameron                                  Offshore/
                          HIOS         Knoll       Stingray        Dehy          POPCO         UTOS         Nautilus       Total
                       ---------     ---------     ---------     ---------     ---------     ---------     ---------     ----------
Operating revenue      $  23,146     $  10,156     $  12,316     $   1,299     $  10,955     $   1,875     $   2,554
Other income                 202          --             500          --              70            16           109
Operating expenses        (7,874)         (924)       (6,046)          (80)       (2,139)       (1,297)         (838)
Depreciation              (2,388)       (1,173)       (3,604)           (8)       (2,730)         (283)         (768)
Other expenses              --            (911)         (732)         --          (2,451)         --            --
                       ---------     ---------     ---------     ---------     ---------     ---------     ---------
Net earnings              13,086         7,148         2,434         1,211         3,705           311         1,057
Ownership percentage          40%           50%           50%           50%           36%         33.3%         25.7%
                       ---------     ---------     ---------     ---------     ---------     ---------     ---------
                           5,234         3,574         1,217           606         1,334           104           272
Adjustments:
- Depreciation (a)           423          --             477          --            --              18          --
- Contract                   (53)         --            (170)         --            --            --            --
  amortization (a)
- Other                      (68)         --             (24)         --            (180)          (16)        1,472 (b)
                       ---------     ---------     ---------     ---------     ---------     ---------     ---------
Equity in earnings     $   5,536     $   3,574     $   1,500     $     606     $   1,154     $     106     $   1,744     $  14,220
                       =========     =========     =========     =========     =========     =========     =========     =========

Distributions (c)      $   6,400     $   3,950     $   1,100     $     400     $    --       $    --       $     400     $  12,250
                       =========     =========     =========     =========     =========     =========     =========     =========

-----------------

(a) Adjustments result from purchase price adjustments made in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations".

(b) Represents additional net earnings specifically allocated to the Partnership related to the assets contributed by the Partnership to the Manta Ray Offshore joint venture.

(c) Future distributions could be restricted by the terms of the equity investees' respective credit agreements.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)



                    SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (In thousands)


                                                              Six months ended June 30, 1996
                              ---------------------------------------------------------------------------------------------
                                              Viosca                   West Cameron
                                HIOS          Knoll       Stingray         Dehy         POPCO         UTOS          Total
                              ---------     ---------     ---------    -------------  ---------     ---------     ---------
Operating revenue             $  22,110     $   6,055     $  11,882     $     862     $     608     $   1,891
Other income                         84          --             700          --            --              32
Operating expenses               (8,631)          (42)       (6,459)          (90)         (808)       (1,284)
Depreciation                     (2,387)       (1,109)       (3,466)           (8)         --            (280)
Other expenses                      (40)         --            (886)         --            --            --
                              ---------     ---------     ---------     ---------     ---------     ---------
Net earnings                     11,136         4,904         1,771           764          (200)          359
Ownership percentage                 40%           50%           50%           50%           50%         33.3%
                              ---------     ---------     ---------     ---------     ---------     ---------
                                  4,454         2,452           885           382          (100)          120
Adjustments:
- Depreciation (a)                  455          --             498          --            --              17
- Contract amortization (a)         (53)         --            (170)         --            --            --
- Rate refund reserve               (52)         --            --            --            --            --
- Other                             (44)         --             (24)         --            --             (16)
                              ---------     ---------     ---------     ---------     ---------     ---------
Equity in earnings            $   4,760     $   2,452     $   1,189     $     382     $    (100)    $     121     $   8,804
                              =========     =========     =========     =========     =========     =========     =========

Distributions (b)             $   5,800     $   2,700     $   1,423     $     275     $   1,400     $     400     $  11,998
                              =========     =========     =========     =========     =========     =========     =========


--------------

(a) Adjustments result from purchase price adjustments made in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations".

(b) Future distributions could be restricted by the terms of the equity investees' respective credit agreements.

NOTE 3 - PARTNERS' CAPITAL INCLUDING CASH DISTRIBUTIONS:

As of June 30, 1997, the Partnership had 18,075,000 Preference Units and 6,291,894 Common Units outstanding. All of the Preference Units are owned by the public, representing a 72.7% effective limited partnership interest in the Partnership. Leviathan, through its ownership of all of the Common Units, its 1% general partner interest in the Partnership and its approximate 1% nonmanaging interest in certain of the Partnership's subsidiaries, owns a 27.3% effective interest in the Partnership.

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

In February 1997, the Partnership paid a cash distribution of $0.40 per Preference and Common Unit for the period from October 1, 1996 through December 31, 1996 and an Incentive Distribution of $0.4 million to Leviathan, as general partner. In May 1997, the Partnership paid a cash distribution of $0.425 per Preference and Common Unit for the period from January 1, 1997 through March 31, 1997 and an Incentive Distribution of $0.6 million to Leviathan. In July 1997, the Partnership declared a cash distribution of $0.45 per Preference and Common Unit for the period from April 1, 1997 through June 30, 1997 which will be paid on August 14, 1997 to Unitholders of record as of July 31, 1997. Leviathan will receive an Incentive Distribution of $1.2 million for the three months ended June 30, 1997.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


NOTE 4 - IMPAIRMENT, ABANDONMENT AND OTHER:

Pursuant to a gathering agreement (the "Ewing Bank Agreement") among DeepTech, Tatham Offshore, Inc. ("Tatham Offshore"), an affiliate of DeepTech, and Ewing Bank Gathering Company, L.L.C. ("Ewing Bank"), a subsidiary of the Partnership, Tatham Offshore dedicated all natural gas and crude oil produced from eight of its Ewing Bank leases for gathering and redelivery by the Partnership and was obligated to pay a demand rate as well as a commodity charge equal to 4% of the market price of production actually transported. Pursuant to the Ewing Bank Agreement, the Partnership constructed gathering facilities connecting Tatham Offshore's Ewing Bank 914 #2 well to a third party platform at Ewing Bank Block 826.

The Partnership and Tatham Offshore also entered into a gathering and processing agreement (the "Ship Shoal Agreement") pursuant to which the Partnership constructed a gathering line from Tatham Offshore's Ship Shoal Block 331 lease to interconnect with a third-party pipeline at the Partnership's processing facilities located on its Ship Shoal Block 332 platform. Pursuant to the terms of the Ship Shoal Agreement, and in consideration for constructing the interconnect, refurbishing the platform and providing access to the processing facilities, Tatham Offshore was required to pay the Partnership demand charges and has dedicated all production from its Ship Shoal Block 331 lease and eight additional surrounding leases for gathering and processing by the Partnership for additional commodity fees.

For the years ended December 31, 1996, 1995 and 1994, Tatham Offshore paid the Partnership demand and commodity charges of $0.3 million, $9.0 million and $7.0 million, respectively, under the Ewing Bank and Ship Shoal Agreements. Effective February 1, 1996, the Partnership agreed to release Tatham Offshore from all remaining demand charge payments under the Ewing Bank and Ship Shoal Agreements, a total of $17.8 million. Tatham Offshore remained obligated to pay all commodity charges related to production from these properties. In exchange, the Partnership received 7,500 shares of Tatham Offshore 9% Senior Preferred Stock, which was valued at $7.5 million, and added $7.5 million to the Payout Amount under the Purchase and Sale Agreement as discussed below.

Pursuant to a purchase and sale agreement (the "Purchase and Sale Agreement") with Tatham Offshore whereby the Partnership acquired Tatham Offshore's working interests in Viosca Knoll Block 817, Garden Banks Block 72 and Garden Banks Block 117 (the "Assigned Properties"), the Partnership is entitled to retain all of the revenue attributable to the Assigned Properties until 50% of the net revenue has reduced the Payout Amount to zero whereupon Tatham Offshore is entitled to receive a reassignment of one half of the working interests in the Assigned Properties subject to certain conditions. As of June 30, 1997, the Payout Amount totaled $45.9 million.

The Ewing Bank 914 #2 well was shut-in in May 1997 as a result of a downhole mechanical problem. Although Tatham Offshore is evaluating potential workover or recompletion possibilities for this well, it has announced its intent to reserve the remaining costs associated with the Ewing Bank 914 #2 well given its current non-productive status. Production related problems resulting from the completions of the three wellbores at Ship Shoal Block 331 have resulted in only a minimal amount of production from the property and Tatham Offshore has decided not to pursue further recompletion operations at this time.

In addition, the Partnership has determined that the designated revenue from the Assigned Properties is not likely to be sufficient to satisfy the Payout Amount. Under these circumstances, the Partnership would retain 100% of the revenue from its working interests in the Assigned Properties, would bear all abandonment obligations related to these properties and would not realize the $7.5 million plus accrued interest that had been recorded as a noncurrent receivable related to the settlement of the demand charge obligations under the Ewing Bank and Ship Shoal Agreements.

Accordingly in June 1997, the Partnership recorded as impairment, abandonment and other expense on the accompanying consolidated statement of operations a non-recurring charge of $21.2 million to reserve its investment in certain gathering facilities and other assets associated with Tatham Offshore's Ewing Bank 914 #2 well and Ship Shoal Block 331 property, to fully accrue its abandonment obligations associated with these gathering facilities, to reserve its noncurrent receivable related to the prepayment of the demand charge obligations under the Ewing Bank and Ship Shoal Agreements and to accrue certain abandonment obligations associated with its oil and gas properties.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

NOTE 5 - RELATED PARTY TRANSACTIONS:

Management fees. For the six months ended June 30, 1997, Leviathan charged the Partnership $3.9 million pursuant to the Partnership Agreement which provides for reimbursement of expenses Leviathan incurs as general partner of the Partnership, including reimbursement of expenses incurred by DeepTech in providing management services to Leviathan and the Partnership. In addition, the management agreement requires a payment by Leviathan to compensate DeepTech for certain tax liabilities resulting from, among other things, additional taxable income allocated to Leviathan due to (i) the issuance of additional Preference Units (including the sale of the Preference Units by the Partnership pursuant to the public offering of additional Preference Units) and (ii) the investment of such proceeds in additional acquisitions or construction projects. During the six months ended June 30, 1997, Leviathan charged the Partnership $0.4 million to compensate DeepTech for additional taxable income allocated to Leviathan. The management agreement expires on June 30, 2002, and may thereafter be terminated on 90 days' notice by either party.

Transportation and platform access agreements. Tatham Offshore is obligated to pay commodity charges, based on the volume of oil and gas transported or processed, to the Partnership pursuant to certain transportation agreements. Tatham Offshore is also obligated to pay certain platform access fees and processing fees to the Partnership. For the six months ended June 30, 1997, the Partnership received $0.8 million from Tatham Offshore pursuant to these agreements.

For the six months ended June 30, 1997, Viosca Knoll and POPCO charged the Partnership $2.3 million and $1.0 million, respectively, for services relating to gathering production from the Viosca Knoll Block 817 and the Garden Banks Block 72 and 117 leases.

The Partnership charged Viosca Knoll $1.1 million for platform access fees related to the Viosca Knoll Block 817 platform during the six months ended June 30, 1997.

Oil and gas sales. The Partnership has agreed to sell all of its oil and gas production to Offshore Gas Marketing, Inc. ("Offshore Marketing"), an affiliate of the Partnership, on a month to month basis. During the six months ended June 30, 1997, oil and gas sales to Offshore Marketing totaled $34.5 million.

Other. During the six months ended June 30, 1997, the Partnership was charged $3.1 million by Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex") for contract drilling services rendered by the semisubmersible drilling rig, the FPS Laffit Pincay, at its Garden Banks Block 117 project. The FPS Laffit Pincay is owned by an affiliate of DeepTech and managed by Sedco Forex.

For the six months ended June 30, 1997, the Partnership charged $50,000 and $137,000, respectively, to Viosca Knoll and Manta Ray Offshore pursuant to management and operations agreements with each such party.

POPCO entered into certain agreements with the Partnership to provide for use by POPCO of certain pipelines and platforms owned by the Partnership for fees which consist of a monthly rental fee of $100,000 per month for the period from February 1996 to January 1997.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

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

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


At June 30, 1997, the Partnership had open natural gas hedges on approximately 41,575 million British thermal units ("MMbtu") of natural gas per day for the remaining period in 1997 at an average price of $2.18 per MMbtu. In addition, as of June 30, 1997, the Partnership had entered into commodity swap transactions for calendar 1998 of (i) 10,000 MMbtu of natural gas per day at an average price of $2.20 per MMbtu and (ii) 10,000 MMbtu per day at a fixed price to be determined at the Partnership's option equal to the December 1997 Natural Gas Futures Contract on the NYMEX as quoted at any time during 1997 to and including the last three trading days of the December 1997 contract minus $0.14 per MMbtu.

At June 30, 1997, the Partnership had open crude oil hedges on approximately 2,135 barrels per day for the remaining period in 1997 at an average price of $20.59 per barrel. In addition, the Partnership hedged 250 barrels of oil per day at $22.03 per barrel for calendar year 1998.

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

OVERVIEW

The Partnership's assets include interests in (i) nine natural gas pipelines (the "Gas Pipelines"), (ii) a crude oil pipeline system, (iii) five strategically located multi-purpose platforms, (iv) three producing oil and gas properties and (v) a dehydration facility.

The Gas Pipelines, strategically located offshore Louisiana and eastern Texas, gather and transport natural gas for producers, marketers, pipelines and end-users for a fee. The Gas Pipelines include 977 miles of pipeline with a throughput capacity of 5.9 billion cubic feet ("Bcf") of gas per day. Each of the Gas Pipelines interconnects with one or more long line transportation pipelines that provide access to multiple markets in the eastern half of the United States. The Partnership's interest in the Gas Pipelines consists of: a 100% interest in each of Manta Ray Gathering Company, L.L.C. ("Manta Ray"), Green Canyon Pipe Line Company, L.L.C. ("Green Canyon") and Tarpon Transmission Company ("Tarpon"); a 50% partnership interest in each of Stingray and Viosca Knoll; a 40% partnership interest in HIOS; a 33 1/3% partnership interest in UTOS; and an effective 25.7% interest in each of Manta Ray Offshore and Nautilus.

The Partnership owns a 36% interest in POPCO which owns and operates the Poseidon Oil Pipeline ("Poseidon"). Poseidon is a major new sour crude oil pipeline system that was built in response to an increased demand for additional sour crude oil pipeline capacity in the central Gulf. Poseidon, which has a capacity of approximately 400,000 barrels per day, was placed in service in two phases, in April and December 1996. In March 1997, POPCO began construction of the third phase of Poseidon, a new 24-inch diameter pipeline from Calliou Island to Houma, Louisiana, which is expected to be operational in late 1997. Poseidon is currently transporting an average of approximately 52,000 barrels of oil per day.

The Partnership owns interests in five strategically located multi-purpose platforms in the Gulf that have processing capabilities which complement the Partnership's pipeline operations. The multi-purpose platforms serve as junctions in the pipeline grid and facilitate maintenance functions on the Gas Pipelines and Poseidon. In addition, the multi-purpose platforms serve as landing sites for deeper water production and as sites for the location of gas compression facilities and drilling operations.

The Partnership owns an interest in and is operator of three producing leases in the Gulf. The properties, which are subject to certain reversionary rights held by Tatham Offshore, include a 75% working interest in Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117. The Viosca Knoll Block 817 project is currently producing an aggregate of approximately 81 million cubic feet ("MMcf") of gas, 295 barrels of oil and 785 barrels of water per day. In addition, the Partnership has placed on production five wells on the Garden Banks Block 72 lease and two wells on Garden Banks Block 117. The Garden Banks Block 72 wells, which began producing in May 1996, are currently producing a total of approximately 2,445 barrels of oil, 10 MMcf of gas and 240 barrels of water per day. The Garden Banks Block 117 wells, which began producing in July 1996 and May 1997, are currently producing a total of approximately 3,050 barrels of oil, 8 MMcf of gas and 1,725 barrels of water per day.

The Partnership owns a 50% interest in West Cameron Dehy, which owns certain dehydration facilities located at the northern terminus of the Stingray system, onshore Louisiana. The Partnership also owns an overriding royalty interest in the six-lease block Ewing Bank 915 Unit, which is operated by Tatham Offshore, as well as certain other minority interests in oil and gas leases which are not material to the business of the Partnership.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

Oil and gas sales totaled $16.4 million for the three months ended June 30, 1997 as compared with $8.6 million for the same period in 1996. The increase in oil and gas sales of $7.8 million is attributable to increased production from the Partnership's oil and gas properties. During the three months ended June 30, 1997, the Partnership produced and sold 5,516 MMcf of gas and 206,000 barrels of oil at average prices of $2.18 per thousand cubic feet ("Mcf") and $20.61 per barrel, respectively. During the same period in 1996, the Partnership produced and sold 3,378 MMcf of gas and 25,200 barrels of oil at average prices of $2.31 per Mcf and $21.57 per barrel, respectively.

Revenue from gathering and platform services totaled $4.7 million for the three months ended June 30, 1997 as compared with $5.9 million for the same period in 1996. The decrease of $1.2 million includes decreases of $1.7 million as a result of the contribution of a significant portion of the Manta Ray system to Manta Ray Offshore in January 1997 resulting in revenue from these assets being included in equity in earnings for the three months ended June 30, 1997 and $0.3 million related to lower throughput on the Ewing Bank and Tarpon systems offset by increases of $0.6 million in platform services revenue from the Partnership's Viosca Knoll Block 817 platform as a result of additional oil and gas volumes processed on the platform and $0.2 million from the Green Canyon system primarily related to increased throughput. Gathering volumes for the Green Canyon system increased 3% for the three months ended June 30, 1997 as compared with the same period in 1996 due to increased production from the Texaco operated Shasta field located in Green Canyon Block 6. Gathering volumes from the Tarpon system declined 24% during the second quarter of 1997 as compared with the second quarter of 1996 as a result of normal decline in the producing fields attached to the system. Gathering volumes from the Ewing Bank system declined 84% during the second quarter of 1997 as compared with the second quarter of 1996 due to a downhole mechanical problem which shut-in Tatham Offshore's Ewing Bank 914 #2 well in May 1997.

Revenue from the Partnership's equity interests in Stingray, HIOS, UTOS, Viosca Knoll, POPCO, Manta Ray Offshore, Nautilus and West Cameron Dehy (the "Equity Investees") totaled $7.1 million for the three months ended June 30, 1997 as compared with $4.1 million for the same period in 1996. The increase of $3.0 million primarily reflects increases of (i) $1.2 million from Viosca Knoll, Stingray, West Cameron Dehy and HIOS as a result of increased throughput, (ii) $0.8 million from POPCO which placed Poseidon in service in two-phases, April 1996 and December 1996, and (iii) $1.0 million from Manta Ray Offshore related to the Manta Ray assets contributed by the Partnership. Total gas throughput volumes for the Equity Investees increased 12% from the three months ended June 30, 1996 to the three months ended June 30, 1997 primarily as a result of increased throughput on the Viosca Knoll, Stingray, HIOS and UTOS systems as well as the addition of the Manta Ray Offshore system throughput as an Equity Investee, as discussed above. Oil volumes from Poseidon totaled 4.3 million barrels and 0.2 million barrels for the three months ended June 30, 1997 and 1996, respectively.

Operating expenses for the three months ended June 30, 1997 totaled $2.9 million as compared to $1.9 million for the same period in 1996. The increase of $1.0 million is primarily attributable to the operation by the Partnership of nine additional oil and gas wells during the three months ended June 30, 1997 as compared with the same period in 1996.

Depreciation, depletion and amortization totaled $14.0 million for the three months ended June 30, 1997 as compared with $5.9 million for the same period in 1996. The increase of $8.1 million is comprised of (i) an $8.3 million increase in depreciation and depletion on oil and gas wells and facilities located on the Viosca Knoll Block 817, Garden Banks Block 72 and the Garden Banks Block 117 as a result of additional production from these leases and (ii) a $0.2 million decrease in depreciation on pipelines, platforms and facilities.

Impairment, abandonment and other totaled $21.2 million for the three months ended June 30, 1997 and consisted of a non-recurring charge to reserve the Partnership's investment in certain gathering facilities and other assets associated with Tatham Offshore's Ewing Bank 914 #2 well and Ship Shoal Block 331 property, to fully accrue the Partnership's abandonment obligations associated with these gathering facilities, to reserve the Partnership's noncurrent receivable related to the prepayment of the demand charge obligations under the Ewing Bank and Ship

Shoal Agreements and to accrue certain abandonment obligations associated with its oil and gas properties. See "Notes to Consolidated Financial Statements --
Note 4 -- Impairment, Abandonment and Other".

General and administrative expenses, including the management fee allocated from Leviathan, totaled $3.4 million for the three months ended June 30, 1997 as compared with $2.1 million for the same period in 1996. The increase of $1.3 million reflects (i) a $0.6 million increase in management fees allocated by Leviathan to the Partnership as a result of increased operational activities and (ii) a $0.7 million increase in direct general and administrative expenses of the Partnership primarily related to the appreciation and vestiture of unit appreciation rights granted to certain officers and employees in 1995, 1996 and 1997.

Interest income and other totaled $0.5 million for the three months ended June 30, 1997 as compared with $0.4 million for the three months ended June 30, 1996.

Interest and other financing costs, net of capitalized interest, for the three months ended June 30, 1997 totaled $3.4 million as compared with $26,000 for the same period in 1996. During the three months ended June 30, 1997 and 1996, the Partnership capitalized $0.6 million and $3.7 million, respectively, of interest costs in connection with construction projects and drilling activities in progress during such periods.

Net loss for the three months ended June 30, 1997 totaled $15.9 million, or $0.64 per Unit, as compared with net income of $9.2 million, or $0.37 per Unit, for the three months ended June 30, 1996 as a result of the items discussed above.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

Oil and gas sales totaled $34.5 million for the six months ended June 30, 1997 as compared with $17.9 million for the same period in 1996. The increase in oil and gas sales of $16.6 million is attributable to increased production from the Partnership's oil and gas properties. During the six months ended June 30, 1997, the Partnership produced and sold 11,707 MMcf of gas and 409,000 barrels of oil at average prices of $2.16 per Mcf and $21.56 per barrel, respectively. During the same period in 1996, the Partnership produced and sold 6,376 MMcf of gas and 25,200 barrels of oil at average prices of $2.64 per Mcf and $21.57 per barrel, respectively.

Revenue from gathering and platform services totaled $10.6 million for the six months ended June 30, 1997 as compared with $11.5 million for the same period in 1996. The decrease of $0.9 million includes decreases of $3.1 million as a result of the contribution of a significant portion of the Manta Ray system to Manta Ray Offshore in January 1997 resulting in revenue from these assets being included in equity in earnings for the remainder of the six months ended June 30, 1997 and $0.2 million related to lower throughput on the Ewing Bank system offset by increases of $1.4 million in platform services revenue from the Partnership's Viosca Knoll Block 817 platform as a result of additional oil and gas volumes processed on the platform and $1.0 million from the Tarpon and Green Canyon systems primarily related to the deregulation of the Tarpon system allowing the Partnership to recognize additional revenue during the current period related to gathering fees collected in prior periods. Gathering volumes for the Green Canyon system increased 2% for the six months ended June 30, 1997 as compared with the same period in 1996 due to increased production from the Texaco operated Shasta field located in Green Canyon Block 6. Gathering volumes from the Manta Ray system, prior to its contribution to Manta Ray Offshore, declined 34% as compared with 1996 as a result of temporary platform related production problems from two of the fields connected to the Manta Ray system. Gathering volumes from the Tarpon system declined 29% during the six months ended June 30, 1997 as compared with the same period in 1996 as a result of normal decline in the producing fields attached to the system. Gathering volumes from the Ewing Bank system declined 72% during the six months ended June 30, 1997 as compared with the same period in 1996 due to a downhole mechanical problem which shut-in Tatham Offshore's Ewing Bank 914 #2 well in May 1996.

Revenue from the Equity Investees totaled $14.2 million for the six months ended June 30, 1997 as compared with $8.8 million for the same period in 1996. The increase of $5.4 million primarily reflects increases of (i) $2.2 million from Viosca Knoll, Stingray and HIOS as a result of increased throughput, (ii) $1.3 million from POPCO which placed Poseidon in service in two-phases, April 1996 and December 1996, (iii) $0.2 million from West

Cameron Dehy and (iv) $1.7 million from Manta Ray Offshore related to the Manta Ray assets contributed by the Partnership. Total gas throughput volumes for the Equity Investees increased 12% from the six months ended June 30, 1996 to the six months ended June 30, 1997 primarily as a result of increased throughput on the Viosca Knoll, Stingray, HIOS and UTOS systems as well as the addition of the Manta Ray Offshore system throughput as an Equity Investee, as discussed above. Oil volumes from Poseidon totaled 8.0 million barrels for the six months ended June 30, 1997 as compared with 0.2 million barrels for the period of inception of operations in April 1996 through June 30, 1996.

Operating expenses for the six months ended June 30, 1997 totaled $6.0 million as compared to $3.7 million for the same period in 1996. The increase of $2.3 million is primarily attributable to the operation by the Partnership of nine additional oil and gas wells during the six months ended June 30, 1997 as compared with the same period in 1996.

Depreciation, depletion and amortization totaled $27.9 million for the six months ended June 30, 1997 as compared with $11.2 million for the same period in 1996. The increase of $16.7 million is comprised of (i) an $17.1 million increase in depreciation and depletion on oil and gas wells and facilities located on Viosca Knoll Block 817, Garden Banks Block 72 and the Garden Banks Block 117 as a result of increased production from these leases which initiated production in December 1995, May 1996 and July 1996, respectively, and (ii) a $0.4 million decrease in depreciation on pipelines, platforms and facilities.

Impairment, abandonment and other totaled $21.2 million for the six months ended June 30, 1997 and consisted of a non-recurring charge to reserve the Partnership's investment in certain gathering facilities and other assets associated with Tatham Offshore's Ewing Bank 914 #2 well and Ship Shoal 331 property, to fully accrue the Partnership's abandonment obligations associated with these gathering facilities, to reserve the Partnership's noncurrent receivable related to the prepayment of the demand charge obligations under the Ewing Bank and Ship Shoal Agreements and to accrue certain abandonment obligations associated to its oil and gas properties. See "Notes to Consolidated Financial Statements -- Note 4 -- Impairment, Abandonment and Other".

General and administrative expenses, including the management fee allocated from Leviathan, totaled $5.9 million for the six months ended June 30, 1997 as compared with $3.4 million for the same period in 1996. General and administrative expenses for the six months ended June 30, 1996 included a one-time $1.4 million reimbursement from POPCO as a result of the Partnership's management of the initial phase of the construction of Poseidon. Excluding this one-time reimbursement by POPCO, general and administrative expenses for the six months ended June 30, 1997 increased $1.1 million as compared with the same period in 1996. This increase reflects (i) a $0.9 million increase in management fees allocated by Leviathan to the Partnership as a result of increased operational activities, (ii) a $0.8 million increase in direct general and administrative expenses of the Partnership primarily related to the appreciation and vestiture of unit appreciation rights granted to certain officers and employees in 1995, 1996 and 1997 and (iii) a $0.6 million decrease in the reimbursement to DeepTech for certain tax liabilities pursuant to the management agreement with Leviathan (See "Notes to Consolidated Financial Statements -- Note 5 -- Related Party Transactions").

Interest income and other totaled $1.2 million for the six months ended June 30, 1997 as compared with $0.7 million for the six months ended June 30, 1996.

Interest and other financing costs, net of capitalized interest, for the six months ended June 30, 1997 totaled $6.5 million as compared with $0.6 million for the same period in 1996. During the six months ended June 30, 1997 and 1996, the Partnership capitalized $1.4 million and $8.5 million, respectively, of interest costs in connection with construction projects and drilling activities in progress during such periods.

Net loss for the six months ended June 30, 1997 totaled $6.9 million, or $0.28 per Unit, as compared with net income of $20.1 million, or $0.81 per Unit, for the six months ended June 30, 1996 as a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash. The Partnership intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash from continuing operations and borrowings under the Partnership Credit Facility (discussed below). Net cash provided by operating activities for the six months ended June 30, 1997 totaled $30.1 million. At June 30, 1997, the Partnership had cash and cash equivalents of $1.4 million.

Cash from continuing operations is derived from (i) payments for gathering gas through the Partnership's 100% owned pipelines, (ii) platform access and processing fees, (iii) cash distributions from Equity Investees and (iv) the sale of oil and gas attributable to the Partnership's interest in three producing properties. See "-- Overview" for current production rates from these properties.

The Partnership's cash flows from operations will be affected by the ability of each Equity Investee to make distributions. Distributions from such entities are subject to the discretion of their respective management committees. Further, each of Stingray, POPCO and Viosca Knoll is party to a credit agreement under which it has outstanding obligations that may restrict the payments of distributions to its owners. Distributions from Equity Investees during the six months ended June 30, 1997 totaled $12.3 million.

In December 1995, Stingray amended an existing term loan agreement to provide for aggregate outstanding borrowings of up to $29.0 million in principal amount. The agreement requires the payment of principal by Stingray of $1.45 million per quarter. This term loan agreement is principally secured by current and future gas transportation contracts between Stingray and its customers. As of June 30, 1997, Stingray had $20.3 million outstanding under its term loan agreement bearing interest at an average floating rate of 6.4% per annum.

In April 1996, POPCO entered into a revolving credit facility (the "POPCO Credit Facility") with a syndicate of commercial banks to provide up to $150 million for the construction of the second and third phases of Poseidon and for other working capital needs of POPCO. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The POPCO Credit Facility is secured by a substantial portion of POPCO's assets and matures on April 30, 2001. As of June 30, 1997, POPCO had $108.0 million outstanding under its credit facility bearing interest at an average floating rate of 6.9% per annum. Currently, approximately $37.3 million of additional funds are available under the POPCO Credit Facility.

In December 1996, Viosca Knoll entered into a revolving credit facility (the "Viosca Knoll Credit Facility") with a syndicate of commercial banks to provide up to $100 million for the addition of compression to the Viosca Knoll system and for other working capital needs of Viosca Knoll, including funds for a one-time distribution of $25 million to its partners. Viosca Knoll's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The Viosca Knoll Credit Facility is secured by a substantial portion of Viosca Knoll's assets and matures on December 20, 2001. As of June 30, 1997, Viosca Knoll had $34.4 million outstanding under its credit facility bearing interest at an average floating interest rate of 6.4% per annum. Currently, approximately $32.5 million of additional funds are available under the Viosca Knoll Credit Facility.

The Partnership Credit Facility is a revolving credit facility providing for up to $300 million of available credit subject to customary terms and conditions, including certain incurrence limitations. Proceeds from the Partnership Credit Facility are available to the Partnership for general partnership purposes, including financing of capital expenditures, for working capital, and subject to certain limitations, for paying distributions to the Unitholders. The Partnership Credit Facility can also be utilized to issue letters of credit as may be required from time to time; however, no letters of credit are currently outstanding. The Partnership Credit Facility matures in December 1999; is guaranteed by Leviathan and each of the Partnership's subsidiaries; and is secured by the management agreement with Leviathan, substantially all of the assets of the Partnership and Leviathan's 1% general partner interest in the Partnership and approximate 1% interest in certain subsidiaries of the Partnership. As of June 30, 1997, the Partnership had $217.0 million outstanding under its credit facility bearing interest at an average floating rate of 6.5% per annum.

Uses of Cash. The Partnership's capital requirements consist primarily of (i) quarterly distributions to holders of Preference Units and Common Units and to Leviathan as general partner, including incentive distributions, as applicable,
(ii) expenditures for the maintenance of its pipelines and related infrastructure and the acquisition and construction of additional pipelines and related facilities for the gathering, transportation and processing of oil and gas in the Gulf, (iii) expenditures related to its producing oil and gas properties, (iv) management fees and other operating expenses, (v) contributions to Equity Investees as required to fund capital expenditures for new facilities and (vi) debt service on its outstanding indebtedness.

For every full quarter since its inception, the Partnership has declared and subsequently paid a cash distribution to holders of Preference Units and Common Units an amount equal to or exceeding the Minimum Quarterly Distribution (as described in the Partnership Agreement) per Unit per quarter. At the current distribution rate of $0.45 per Unit, the quarterly Partnership distributions total $12.4 million in respect of the Preference Units, Common Units and general partner interest ($49.4 million on an annual basis, including $16.9 million to Leviathan). The Partnership believes that it will be able to continue to pay at least the current quarterly distribution of $0.45 per Preference and Common Unit for the foreseeable future.

Distributions by the Partnership of its Available Cash are effectively made 98% to Unitholders and 2% to Leviathan, as general partner, subject to the payment of Incentive Distributions to Leviathan. As an incentive, the general partner's interest in the portion of quarterly cash distributions in excess of $0.325 per Unit and less than or equal to $0.375 per Unit is increased to 15%. For quarterly cash distributions over $0.375 per Unit but less than or equal to $0.425 per Unit, the general partner receives 25% of such incremental amount and for all quarterly cash distributions in excess of $0.425 per Unit, the general partner receives 50% of the incremental amount. For the six months ended June 30, 1997, the Partnership paid Leviathan Incentive Distributions totaling $1.0 million and will pay Leviathan an Incentive Distribution of $1.2 million in August 1997.

In January 1997, the Partnership and affiliates of Marathon and Shell formed Nautilus to construct and operate an interstate natural gas pipeline system. In addition, the same parties formed Manta Ray Offshore to acquire an existing gathering system from the Partnership. Such existing gathering system will be extended and connected to the system constructed by Nautilus. Nautilus and Manta Ray Offshore were formed to serve growing production areas in the Green Canyon area of the Gulf and are indirectly owned 50% by Shell, 24.3% by Marathon and 25.7% by the Partnership. The total cost of the two systems is estimated to be approximately $270 million. The Nautilus system will consist of a 30-inch line downstream from Ship Shoal Block 207 connecting to the Exxon Company USA operated Garden City gas processing plant, onshore Louisiana. Upstream of the Ship Shoal 207 terminal, the existing Manta Ray Offshore gathering system will be extended into a broader gathering system that will serve shelf and deepwater production areas around Ewing Bank Block 873 to the east and Green Canyon Block 65 to the west. Affiliates of Marathon and Shell have dedicated for transportation to each of the Nautilus and Manta Ray Offshore systems significant deep water acreage positions in the area, including the Troika field (Green Canyon Block 244), and are providing the majority of the capital funding for the new construction. The Partnership has provided approximately $10.4 million of funding in addition to its contribution of the Manta Ray Offshore system.

The Partnership anticipates that its capital expenditures and equity investments for the remaining portion of 1997 will relate to continuing acquisition and construction activities including the construction and installation of a new platform and processing facilities at East Cameron Block
373. This new platform, which the Partnership anticipates will be placed in service during April 1998 at a projected cost of approximately $32 million, will be strategically located to exploit reserves in the East Cameron and Garden Banks area of the Gulf and will be the terminus for an extension of the Stingray system. The Partnership anticipates funding such cash requirements primarily with available cash flow and borrowings under the Partnership Credit Facility.

As previously discussed, POPCO, in March 1997, began construction of phase III of Poseidon which is expected to be operational in late 1997. The majority of these capital expenditures by POPCO as well as capital expenditures by Viosca Knoll and Stingray are anticipated to be funded by borrowings under their respective credit facilities. In addition, the majority of the capital requirements of Nautilus and Manta Ray Offshore are anticipated to be funded by the equity contributions of affiliates of Shell and Marathon. The Partnership's capital expenditures and equity investments for the six months ended June 30, 1997 were $14.5 million, including $10.4 million related to the Nautilus/Manta Ray

Offshore project discussed above. The Partnership may also contribute existing assets to new joint ventures as partial consideration for its ownership interest therein.

Interest costs incurred by the Partnership related to the Partnership Credit Facility totaled $7.9 million for the six months ended June 30, 1997. The Partnership capitalized $1.4 million of such interest costs in connection with construction projects and drilling activities in progress during the period.

UNCERTAINTY OF FORWARD LOOKING STATEMENTS AND INFORMATION

This quarterly report contains certain forward looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "project," "should," "may," "management believes," and words or phrases of similar import. Although management believes that such statements and expressions are reasonable and made in good faith, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial condition are: (i) competitive practices in the industry in which the Partnership competes, (ii) the impact of current and future laws and government regulations affecting the industry in general and the Partnership's operations in particular, (iii) environmental liabilities to which the Partnership may become subject in the future that are not covered by an indemnity or insurance, (iv) the throughput levels achieved by the Gas Pipelines, Poseidon and any future pipelines in which the Partnership owns an interest, (v) the ability to access additional reserves to offset the natural decline in production from existing wells connected to the Gas Pipelines and Poseidon, (vi) changes in gathering, transportation, processing, handling and other rates due to changes in governmental regulation and/or competitive factors, (vii) the impact of oil and natural gas price fluctuations, (viii) the production rates and reserve estimates associated with the Partnership's producing oil and gas properties,
(ix) significant changes from expectations of capital expenditures and operating expenses and unanticipated project delays and (x) the ability of the Equity Investees to make distributions to the Partnership. The Partnership disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART II.   OTHER INFORMATION

Item 1.           Legal Proceedings
         None.

Item 2.           Changes in Securities
         None.

Item 3.           Defaults Upon Senior Securities
         None.

Item 4.           Submission of Matters to a Vote of Security Holders
         None.

Item 5.           Other Information
         None.

Item 6.           Exhibits and Reports on Form 8-K

         (a)    Exhibits

                10.1 Fourth Amendment to First Amended and Restated Management Agreement between DeepTech International Inc. and Leviathan Gas Pipeline Company dated as of May 1, 1997.

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

    LEVIATHAN GAS PIPELINE
    PARTNERS, L.P.
    (Registrant)

    By:                                 LEVIATHAN GAS PIPELINE
                                        COMPANY, its General Partner



    Date:  August 12, 1997              By:  /s/ KEITH B. FORMAN
                                           ------------------------------------
                                           Keith B. Forman
                                           Chief Financial Officer



    Date:  August 12, 1997              By: /s/ DENNIS A. KUNETKA
                                           ------------------------------------
                                        Dennis A. Kunetka
                                        Senior Vice President - Corporate
                                        Finance (Principal Accounting Officer)

                               INDEX TO EXHIBITS

              EXHIBIT
               INDEX   DESCRIPTION
               -----   -----------
                10.1  Fourth Amendment to First Amended and Restated Management
                      Agreement between DeepTech International Inc. and
                      Leviathan Gas Pipeline Company dated as of May 1, 1997.

                27.1  Financial Data Schedule