Form 10-Q
period 1997-09-30
LEVIATHAN GAS PIPELINE PARTNERS L P
filed 1997-11-14
CIK 895040

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

================================================================================

                     LEVIATHAN GAS PIPELINE PARTNERS, L.P.
                                AND SUBSIDIARIES

                               TABLE OF CONTENTS




                                                                                                Page
PART I.   FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
   Consolidated Balance Sheet as of September 30, 1997 (unaudited)
     and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
   Unaudited Consolidated Statement of Operations for the
     Three and Nine Months Ended September 30, 1997 and 1996, respectively  . . . . . . . . . .   4
   Unaudited Consolidated Statement of Cash Flows for the
     Nine Months Ended September 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . .   5
   Consolidated Statement of Partners' Capital for the Nine Months
     Ended September 30, 1997 (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . .   6
   Notes to Consolidated Financial Statements (unaudited)   . . . . . . . . . . . . . . . . . .   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . .   13


PART II.   OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

   Item 1.  Legal Proceedings
   Item 2.  Changes in Securities and Use of Proceeds
   Item 3.  Defaults Upon Senior Securities
   Item 4.  Submission of Matters to a Vote of Security Holders
   Item 5.  Other Information
   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

                         PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)



                                                                         September 30,       December 31,
                                                                              1997               1996
                                                                         ------------       ------------
   Assets                                                                 (unaudited)
   ------
Current assets:
   Cash and cash equivalents                                             $      2,345       $     16,489
   Accounts receivable                                                          2,156              6,237
   Accounts receivable from affiliates                                          9,021             14,107
   Other current assets                                                           870                859
                                                                         ------------       ------------
      Total current assets                                                     14,392             37,692
                                                                         ------------       ------------

Equity investments                                                            182,493            107,838
                                                                         ------------       ------------

Property and equipment:
   Pipelines                                                                   76,140            151,253
   Platforms and facilities                                                    81,469             72,461
   Oil and gas properties, at cost, using successful efforts method           120,259            109,047
                                                                         ------------         ----------
                                                                              277,868            332,761
   Less accumulated depreciation, depletion and amortization                   90,530             46,206
                                                                         ------------         ----------
      Property and equipment, net                                             187,338            286,555
                                                                         ------------         ----------
Investment in Tatham Offshore, Inc.                                             7,500              7,500
Other noncurrent receivable                                                       --               8,531
Other noncurrent assets                                                         4,015              5,410
                                                                         ------------         ----------

      Total assets                                                       $    395,738         $  453,526
                                                                         ============         ==========

  Liabilities and Partners' Capital
  ---------------------------------

Current liabilities:
   Accounts payable and accrued liabilities                              $      7,008         $   17,769
   Accounts payable to affiliates                                               2,250              3,504
                                                                         ------------         ----------
      Total current liabilities                                                 9,258             21,273
Deferred federal income taxes                                                   1,472              1,722
Deferred revenue                                                                  --               8,913
Note payable                                                                  220,000            227,000
Other noncurrent liabilities                                                   10,353              2,490
                                                                         ------------         ----------
      Total liabilities                                                       241,083            261,398
                                                                         ------------         ----------
Minority interest                                                                (270)               105
Partners' capital                                                             154,925            192,023
                                                                         ------------         ----------

      Total liabilities and partners' capital                            $    395,738         $  453,526
                                                                         ============         ==========

    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per Unit amounts)


                                                             Three Months Ended                 Nine Months Ended
                                                                September 30,                     September 30,
                                                       ------------------------------    --------------------------------
                                                            1997             1996             1997             1996
                                                       -------------    -------------    -------------    ---------------
   Revenue:
      Oil and gas sales                                $      14,665    $      12,104    $      49,124    $        30,030
      Gathering, transportation and platform services          3,430            6,323           14,005             17,791
      Equity in earnings                                       7,379            5,787           21,599             14,591
                                                       -------------    -------------    -------------         ----------
                                                              25,474           24,214           84,728             62,412
                                                       -------------    -------------    -------------         ----------

   Costs and expenses:
      Operating expenses                                       2,628            2,276            8,674              6,018
      Depreciation, depletion and amortization                11,535            8,692           39,474             19,919
      Impairment, abandonment and other                          --               --            21,222              --
      General and administrative expenses and
         management fee                                        4,368            2,476           10,219              5,879
                                                       -------------    -------------    -------------         ----------
                                                              18,531           13,444           79,589             31,816
                                                       -------------    -------------    -------------         ----------

   Operating income                                            6,943           10,770            5,139             30,596
   Interest income and other                                     159              486            1,322              1,219
   Interest and other financing costs                         (3,886)          (1,326)         (10,350)            (1,967)
   Minority interest in income                                   (35)            (106)              34               (335)
                                                       -------------    -------------    -------------         ----------
   Income (loss) before income taxes                           3,181            9,824           (3,855)            29,513
   Income tax benefit                                            (93)            (182)            (238)              (566)
                                                       -------------    -------------    -------------         ----------

   Net income (loss)                                   $       3,274    $      10,006    $      (3,617)        $   30,079
                                                       =============    =============    =============         ==========

   Net income (loss) per Unit                          $        0.13    $        0.41    $       (0.15)        $     1.22
                                                       =============    =============    =============         ==========

   Weighted average number of Units outstanding               24,367           24,367           24,367             24,367
                                                       =============    =============    =============         ==========





    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                               Nine Months Ended
                                                                                 September 30,
                                                                        ------------------------------
                                                                             1997             1996
                                                                        -------------    -------------
Cash flows from operating activities:
   Net (loss) income                                                    $      (3,617)    $     30,079
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
      Amortization of debt issue costs                                            721              618
      Depreciation, depletion and amortization                                 39,474           19,919
      Impairment, abandonment and other                                        21,222              --
      Minority interest in income                                                 (34)             335
      Equity in earnings                                                      (21,599)         (14,591)
      Distributions from equity investments                                    19,310           19,248
      Deferred income taxes                                                      (250)            (583)
      Other noncash items                                                      (3,467)          (5,494)
      Changes in operating working capital:
         Decrease (increase) in accounts receivable                             4,080           (6,154)
         Decrease (increase) in accounts receivable from affiliates             5,086           (1,637)
         Decrease in other current assets                                         465               54
         Decrease in accounts payable and accrued liabilities                 (10,761)         (11,312)
         (Decrease) increase in payable to affiliates                          (1,255)             125
                                                                        -------------     ------------
             Net cash provided by operating activities                         49,375           30,607
                                                                        -------------     ------------

Cash flows from investing activities:
   Additions to pipelines, platforms and facilities                           (12,261)         (25,095)
   Equity investments                                                             (23)         (11,245)
   Development of oil and gas properties                                      (11,212)         (49,633)
   Other                                                                          176              --
                                                                        -------------     ------------
             Net cash used in investing activities                            (23,320)         (85,973)
                                                                        -------------     ------------

Cash flows from financing activities:
   Decrease (increase) in restricted cash                                         716              (91)
   Proceeds from note payable                                                     --            75,220
   Repayments of note payable                                                  (7,000)              --
   Debt issue costs                                                               (93)          (1,718)
   Distributions to partners                                                  (33,822)         (24,338)
                                                                        -------------     ------------
             Net cash (used in) provided by financing activities              (40,199)          49,073
                                                                        -------------     ------------

Decrease in cash and cash equivalents                                         (14,144)          (6,293)
Cash and cash equivalents at beginning of year                                 16,489           15,506
                                                                        -------------     ------------
Cash and cash equivalents at end of period                              $       2,345     $      9,213
                                                                        =============     ============

Cash paid for interest, net of amounts capitalized                      $       9,640    $         162
Cash paid for income taxes                                              $           2    $          16





    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)



                                         Preference        Common       General
                                        Unitholders      Unitholder     Partner         Total
                                        -----------      ----------   -----------    -------------
Partners' capital at
   December 31, 1996                    $196,224       $   (3,969)    $     (232)    $  192,023

Net loss for the nine months
   ended September 30, 1997
   (unaudited)                            (2,697)            (953)            33         (3,617)

Cash distributions (unaudited)           (23,046)          (8,022)        (2,413)       (33,481)
                                        --------       ----------     ----------     ----------

Partners' capital at
   September 30, 1997 (unaudited)       $170,481       $  (12,944)    $   (2,612)    $  154,925
                                        ========       ==========     ==========     ==========

Limited partnership Units
   outstanding at December 31, 1996
   and September 30, 1997 (unaudited)   18,075              6,292            (a)         24,367
                                        ======         ==========    ===========     ==========

_____________________
   (a) Leviathan Gas Pipeline Company owns a 1% general partner interest in Leviathan Gas Pipeline Partners, L.P.





    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



Note 1 - Organization and Basis of Presentation:

Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), a publicly held Delaware limited partnership, is engaged in the gathering and transportation of natural gas and crude oil through its pipeline systems located in the Gulf of Mexico (the "Gulf") and in the development and production of oil and gas reserves from its proved properties. The Partnership, through its subsidiaries and certain joint ventures, owns interests in (i) nine natural gas pipelines,
(ii) a crude oil pipeline system, (iii) five strategically located multi-purpose platforms, (iv) three producing oil and gas properties and (v) a dehydration facility.

Leviathan Gas Pipeline Company ("Leviathan"), a Delaware corporation and wholly-owned subsidiary of Leviathan Holdings Company ("Leviathan Holdings"), an 85%-owned subsidiary of DeepTech International Inc. ("DeepTech"), is the general partner of the Partnership and, as such, performs all management and operation functions of the Partnership and its subsidiaries. The remaining 15% of Leviathan Holdings is principally owned by members of the management of DeepTech. DeepTech also owns and controls several other operating subsidiaries which are engaged in various oil and gas related activities.

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

Other

Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share", was issued in February 1997. SFAS No. 128 establishes new guidelines for computing and presenting earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Pro forma basic net income (loss) per unit for the Partnership is equal to the primary earnings (loss) per unit for the three and nine months ended September 30, 1997 and 1996 as presented on the accompanying consolidated statement of operations.

During June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 requires that all items required to be recognized under the accounting standards as components of comprehensive income be reported in a new financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is the change in equity of a business during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 131 establishes standards for the method public entities report information about operating segments in both interim and annual financial statements issued to shareholders and requires related disclosures about products and services, geographic areas and major customers. Both statements are effective for fiscal years beginning after December 15, 1997. The Partnership is currently evaluating the disclosure requirements of these statements but does not anticipate that adoption will have a significant impact on its consolidated financial statements.

Note 2 - Equity Investments:

In January 1997, the Partnership and affiliates of Marathon Oil Company ("Marathon") and Shell Oil Company ("Shell") formed Nautilus Pipeline Company, L.L.C. ("Nautilus") to construct and operate a new interstate natural gas pipeline system. In addition, the same parties formed Manta Ray Offshore Gathering Company, L.L.C. ("Manta Ray Offshore") to acquire an existing gathering system from the Partnership. Such existing gathering system will

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                  (unaudited)



be extended and will deliver gas gathered by it to the system being constructed by Nautilus. Nautilus and Manta Ray Offshore are located to serve growing production areas in the Green Canyon area of the Gulf and are indirectly owned 50% by Shell, 24.3% by Marathon and 25.7% by the Partnership. Total cost for the construction of the Nautilus interstate pipeline system and the expansion of the Manta Ray Offshore gathering system is estimated to be approximately $240 million. The Nautilus system will consist of a 30-inch line downstream from Ship Shoal Block 207 connecting to a gas processing plant, onshore Louisiana, operated by Exxon Company USA ("Exxon"), and to certain facilities downstream of the Exxon plant to effect deliveries into multiple interstate pipelines. Upstream of the Ship Shoal Block 207 terminal, the existing Manta Ray Offshore gathering system will be extended into a broader gathering system that will serve shelf and deepwater production areas around Ewing Bank Block 1008 to the east and Green Canyon Block 65 to the west. The pipeline lay for the Nautilus system was completed during the second calendar quarter of 1997. Construction of the onshore facilities and platform connections are currently being completed with an in service date targeted for the end of 1997. The pipeline lay has also been completed on Manta Ray Offshore's 47-mile expansion. After the completion of the platform connections, the Manta Ray Offshore expansion should also be ready for service by the end of 1997. Affiliates of Marathon and Shell have dedicated for transportation and gathering to each of the Nautilus and Manta Ray Offshore systems significant deepwater acreage positions in the area, and are providing substantially all of the capital funding for the new construction. The Partnership has provided approximately $11.0 million of funding in the form of a newly constructed compressor in addition to the contribution of the Manta Ray Offshore system.

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

                    SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (In thousands)

                                                    Nine months ended September 30, 1997
                            ---------------------------------------------------------------------------------
                                                             West                          Manta Ray
                                      Viosca               Cameron                         Offshore/
                             HIOS      Knoll     Stingray    Dehy      POPCO      UTOS      Nautilus     Total
 Operating revenue          $34,115   $16,171     $18,471    $1,752    $18,375    $2,836      $3,889
 Other income                   298        14         730        18        102        32         234
 Operating expenses         (11,792)   (1,402)     (9,928)     (121)    (4,573)   (1,891)     (1,299)
 Depreciation                (3,582)   (1,791)     (5,409)      (12)    (4,376)     (424)     (1,188)
 Other expenses                  --    (1,374)     (1,072)       --     (3,733)       --          --
                            -------   -------     -------    ------    -------    ------      ------
 Net earnings                19,039    11,618       2,792     1,637      5,795       553       1,636
 Ownership percentage            40%       50%         50%       50%        36%     33.3%       25.7%
                            -------   -------     -------    ------    -------    ------      ------
                              7,616     5,809       1,396       818      2,086       184         420
 Adjustments:
 - Depreciation (a)             634        --         718        --         --        27          --
 - Contract amortization (a)    (79)       --        (255)       --         --        --          --
 - Other                        (98)       --         (37)       --       (180)      (23)      2,563 (b)
                            -------   -------     -------    ------    -------    ------      ------
 Equity in earnings         $ 8,073   $ 5,809     $ 1,822    $  818    $ 1,906    $  188      $2,983      $21,599
                            =======   =======     =======    ======    =======    ======      ======      =======
 Distributions (c)          $ 9,400   $ 5,825     $ 1,375    $  650    $    --    $  200      $1,860      $19,310
                            =======   =======     =======    ======    =======    ======      ======      =======

__________
  (a) Adjustments result from purchase price adjustments made in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations."
  (b) Represents additional net earnings specifically allocated to the Partnership related to the assets contributed by the Partnership to the Manta Ray Offshore joint venture.
  (c) Future distributions could be restricted by the terms of the equity investees' respective credit agreements.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                  (unaudited)

                    SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (In thousands)

                                                         Nine months ended September 30, 1996
                                -----------------------------------------------------------------------------------
                                               Viosca                 West Cameron
                                  HIOS         Knoll      Stingray        Dehy       POPCO        UTOS        Total

Operating revenue               $34,202       $9,344      $17,895       $1,267       $4,252       $2,709
Other income                        122           --          958           --           --           42
Operating expenses              (11,936)        (329)      (9,704)        (126)      (1,796)      (1,766)
Depreciation                     (3,581)      (1,683)      (5,258)         (12)        (729)        (420)
Other expenses                      (40)          --       (1,293)          --           --           --
                                 ------       ------       ------       ------       ------       ------
Net earnings                     18,767        7,332        2,598        1,129        1,727          565
Ownership percentage                40%          50%          50%          50%          36%        33.3%
                                 ------       ------       ------       ------       ------       ------
                                  7,507        3,666        1,299          564          622          189
Adjustments:
- Depreciation (a)                  683           --          776           --          (63)          25
- Contract amortization (a)         (79)          --         (255)          --           --           --
- Rate refund reserve              (220)          --           --           --           --           --
- Other                             (63)          --          (36)          --           --          (24)
                                 ------       ------       ------       ------       ------       ------
Equity in earnings               $7,828       $3,666       $1,784       $  564         $559       $  190      $14,591
                                 ======       ======       ======       ======         ====         ====      =======

Distributions (b)                $8,600       $4,350       $1,423       $  475       $4,000       $  400      $19,248
                                 ======       ======       ======       ======       ======       ======      =======

__________
  (a) Adjustments result from purchase price adjustments made in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations."
  (b) Future distributions could be restricted by the terms of the equity investees' respective credit agreements.

Note 3 - Partners' Capital including Cash Distributions:

As of September 30, 1997, the Partnership had 18,075,000 Preference Units and 6,291,894 Common Units outstanding. All of the Preference Units are owned by the public, representing a 72.7% effective limited partner interest in the Partnership. Leviathan, through its ownership of all of the Common Units, its 1% general partner interest in the Partnership and its approximate 1% nonmanaging interest in certain of the Partnership's subsidiaries, owns a 27.3% effective interest in the Partnership.

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

In February 1997, the Partnership paid a cash distribution of $0.40 per Preference and Common Unit for the period from October 1, 1996 through December 31, 1996 and an Incentive Distribution of $0.4 million to Leviathan, as general partner. In May 1997, the Partnership paid a cash distribution of $0.425 per Preference and Common Unit for the period from January 1, 1997 through March 31, 1997 and an Incentive Distribution of $0.6 million to Leviathan. In August 1997, the Partnership paid a cash distribution of $0.45 per Preference and Common Unit for the period from April 1, 1997 through June 30, 1997 and an Incentive Distribution of $1.2 million to Leviathan. On October 20, 1997, the Partnership declared a cash distribution of $0.475 per Preference and Common Unit for the period from July 1, 1997 through September 30, 1997 which will be paid on November 14, 1997 to Unitholders of record as of October 31, 1997. Leviathan will receive an Incentive Distribution of $1.8 million for the three months ended September 30, 1997.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                  (unaudited)



Pursuant to the Leviathan non-employee director compensation arrangements, the Partnership is obligated to pay each non-employee director 2 1/2% of the general partner's Incentive Distribution as a profit participation fee. During the nine months ended September 30, 1997, the Partnership paid the three non-employee directors of Leviathan a total of $0.2 million as a profit participation fee.

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

Pursuant to a purchase and sale agreement (the "Purchase and Sale Agreement") with Tatham Offshore whereby the Partnership acquired Tatham Offshore's working interests in Viosca Knoll Block 817, Garden Banks Block 72 and Garden Banks Block 117 (the "Assigned Properties"), the Partnership is entitled to retain all of the revenue attributable to the Assigned Properties until 50% of the net revenue has reduced the Payout Amount to zero whereupon Tatham Offshore is entitled to receive a reassignment of one half of the working interests in the Assigned Properties subject to certain conditions. As of September 30, 1997, the Payout Amount totaled $42.4 million.

The Ewing Bank 914 #2 well was shut-in in May 1997 as a result of a downhole mechanical problem. Although Tatham Offshore is evaluating potential workover or recompletion possibilities for this well, it has reserved the remaining costs associated with the Ewing Bank 914 #2 well given its current non-productive status. Production related problems resulting from the completions of the three wellbores at Ship Shoal Block 331 have resulted in only a minimal amount of production from the property and Tatham Offshore has decided not to pursue further recompletion operations at this time.

In addition, the Partnership has determined that given the current estimates of commodity prices and proved reserves, the possibility that the designated revenue from the Assigned Properties will be sufficient to satisfy the Payout Amount is remote. Unless the Payout Amount is reduced to zero, the Partnership will retain 100% of the revenue from its working interests in the Assigned Properties, will bear all abandonment obligations related to these properties and will not realize the $7.5 million plus accrued interest that had been recorded as a noncurrent receivable related to the settlement of the demand charge obligations under the Ewing Bank and Ship Shoal Agreements.

Accordingly, in June 1997, the Partnership recorded as impairment, abandonment and other expense on the accompanying consolidated statement of operations a non-recurring charge of $21.2 million to reserve its

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                  (unaudited)



investment in certain gathering facilities and other assets associated with Tatham Offshore's Ewing Bank 914 #2 well and Ship Shoal Block 331 property, to fully accrue its abandonment obligations associated with these gathering facilities, to reserve its noncurrent receivable related to the prepayment of the demand charge obligations under the Ewing Bank and Ship Shoal Agreements, and to accrue certain abandonment obligations associated with its oil and gas properties.

Note 5 - Related Party Transactions:

Management fees. For the nine months ended September 30, 1997, Leviathan charged the Partnership $6.0 million pursuant to the Partnership Agreement which provides for reimbursement of expenses Leviathan incurs as general partner of the Partnership, including reimbursement of expenses incurred by DeepTech in providing management services to Leviathan and the Partnership. In addition, the management agreement requires a payment by Leviathan to compensate DeepTech for certain tax liabilities resulting from, among other things, additional taxable income allocated to Leviathan due to (i) the issuance of additional Preference Units (including the sale of the Preference Units by the Partnership pursuant to the public offering of additional Preference Units) and (ii) the investment of such proceeds in additional acquisitions or construction projects. During the nine months ended September 30, 1997, Leviathan charged the Partnership $0.5 million to compensate DeepTech for additional taxable income allocated to Leviathan. The management agreement expires on June 30, 2002, and may thereafter be terminated on 90 days' notice by either party.

Gathering and platform access agreements. Tatham Offshore is obligated to pay commodity charges, based on the volume of oil and gas gathered or processed, to the Partnership pursuant to certain transportation agreements. Tatham Offshore is also obligated to pay certain platform access fees and processing fees to the Partnership. For the nine months ended September 30, 1997, the Partnership received $1.6 million from Tatham Offshore pursuant to these agreements.

For the nine months ended September 30, 1997, Viosca Knoll and POPCO charged the Partnership $3.2 million and $1.5 million, respectively, for services relating to gathering production from the Viosca Knoll Block 817 and the Garden Banks Block 72 and 117 leases.

The Partnership charged Viosca Knoll $1.5 million for platform access fees related to the Viosca Knoll Block 817 platform during the nine months ended September 30, 1997.

Oil and gas sales. The Partnership has agreed to sell all of its oil and gas production to Offshore Gas Marketing, Inc. ("Offshore Marketing"), an affiliate of the Partnership, on a month to month basis. During the nine months ended September 30, 1997, oil and gas sales to Offshore Marketing totaled $48.9 million.

Other. During the nine months ended September 30, 1997, the Partnership was charged $3.3 million by Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex") for contract drilling services rendered by the semisubmersible drilling rig, the FPS Laffit Pincay, at its Garden Banks Block 117 project. The FPS Laffit Pincay is owned by an affiliate of DeepTech and managed by Sedco Forex.

For the nine months ended September 30, 1997, the Partnership charged $75,000 and $212,000, respectively, to Viosca Knoll and Manta Ray Offshore pursuant to management and operations agreements with each such party.

Tatham Offshore Canada Limited ("Tatham Offshore Canada"), a wholly-owned subsidiary of Tatham Offshore, as the Canadian representative of North Atlantic Pipeline Partners, L.P. ("North Atlantic"), the sponsor of the proposal to build an approximately 2,500 kilometer offshore pipeline from offshore Newfoundland and Nova Scotia to the eastern seaboard of the United States, has entered into a non-binding agreement with the Partnership regarding participation in the North Atlantic pipeline project. Such agreement is subject to the negotiation and completion of formal definitive agreements and contemplates that the Partnership will hold a pro rata partnership interest of up to 20% in North Atlantic. Under such agreement, Tatham Offshore Canada is responsible for pre-developmental costs up to $10 million. The Partnership would have no financial commitment to the project until and unless an application is filed with, and approved by, the appropriate Canadian and United States regulatory authorities. During

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                  (unaudited)



October 1997, North Atlantic filed applications with the Federal Energy Regulatory Commission and its Canadian counterpart, the National Energy Board, for approval of its proposed pipeline. Action by the Canadian and United States regulatory authorities on North Atlantic's pipeline proposal is expected to occur by mid 1998. Tatham Offshore Canada is seeking additional participants on the same basis as that offered to the Partnership.

POPCO entered into certain agreements with the Partnership to provide for use by POPCO of certain pipelines and platforms owned by the Partnership for fees which consist of a monthly rental fee of $100,000 per month for the period from February 1996 to January 1997.

Note 6 - Commitments and Contingencies:

The Partnership hedges a portion of its oil and natural gas production to reduce the Partnership's exposure to fluctuations in market prices of oil and natural gas and to meet certain requirements of the Partnership Credit Facility (as defined herein). The Partnership uses various financial instruments whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the New York Mercantile Exchange ("NYMEX") or certain other indices. The Partnership settles the instruments by paying the negative difference or receiving the positive difference between the applicable settlement price and the price specified in the contract. The instruments utilized by the Partnership differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. Gains or losses on hedging activities are recognized as oil and gas sales in the period in which the hedged production is sold.

At September 30, 1997, the Partnership had open natural gas hedges on approximately 51,576 million British thermal units ("MMbtu") of natural gas per day for the remaining period in 1997 at an average price of $2.35 per MMbtu.
In addition, as of September 30, 1997, the Partnership had entered into commodity swap transactions for calendar 1998 of (i) 12,466 MMbtu of natural gas per day at an average price of $2.33 per MMbtu and (ii) 10,000 MMbtu per day at a fixed price to be determined at the Partnership's option equal to the December 1997 Natural Gas Futures Contract on the NYMEX as quoted at any time during 1997 to and including the last three trading days of the December 1997 contract minus $0.14 per MMbtu.

At September 30, 1997, the Partnership had open crude oil hedges on approximately 1,964 barrels per day for the remaining period in 1997 at an average price of $20.23 per barrel. In addition, the Partnership hedged 992 barrels of oil per day at $20.43 per barrel for calendar year 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included elsewhere in this quarterly report and is intended to assist in the understanding of the Partnership's financial condition and results of operations for the three and nine months ended September 30, 1997. Unless the context otherwise requires, all references herein to the Partnership with respect to the operations and ownership of the Partnership's assets are also references to its subsidiaries.

Overview

The Partnership, through its subsidiaries and certain joint ventures, owns interests in (i) nine natural gas pipelines (the "Gas Pipelines"), (ii) a crude oil pipeline system, (iii) five strategically located multi-purpose platforms,
(iv) three producing oil and gas properties and (v) a dehydration facility.

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

The Partnership, through a subsidiary, owns a 36% interest in POPCO which owns and operates the Poseidon Oil Pipeline ("Poseidon"). Poseidon is a major new sour crude oil pipeline system that was built in response to an increased demand for additional sour crude oil pipeline capacity in the central Gulf. Upon completion of an expansion currently in progress, Poseidon will consist of 292 miles of 16-inch to 24-inch pipeline with a capacity of approximately 400,000 barrels per day. Initial deliveries into Poseidon occurred in April 1996. In March 1997, POPCO began construction of an expansion of Poseidon, a new 24-inch diameter pipeline from Calliou Island to Houma, Louisiana, which is expected to be operational in late 1997. Poseidon is currently delivering an average of approximately 65,000 barrels of oil per day.

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

The Partnership owns an interest in and is operator of three producing leases in the Gulf. The properties, which are subject to certain reversionary rights held by Tatham Offshore, include a 75% working interest in Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117. The Partnership has determined that given the current estimates of commodity prices and proved reserves, the possibility that Tatham Offshore's reversionary rights will be exercised is remote. The Viosca Knoll Block 817 is currently producing an aggregate of approximately 70 million cubic feet ("MMcf") of gas, 170 barrels of oil and 820 barrels of water per day. In addition, the Partnership has placed on production five wells on the Garden Banks Block 72 lease and two wells on Garden Banks Block 117. The Garden Banks Block 72 wells, which began producing in May 1996, are currently producing an average of approximately 2,035 barrels of oil, 9.1 MMcf of gas and 1,100 barrels of water per day. The Garden Banks Block 117 wells, which began producing in July 1996 and May 1997, are currently producing an average of approximately 3,490 barrels of oil, 6.0 MMcf of gas and 3,390 barrels of water per day.

The Partnership owns a 50% interest in West Cameron Dehy, which owns certain dehydration facilities located at the northern terminus of the Stingray system, onshore Louisiana. In addition, the Partnership owns certain other minority interests in oil and gas leases which are not material to the business of the Partnership.

Results of Operations

Three Months Ended September 30, 1997 Compared With Three Months Ended September 30, 1996

Oil and gas sales totaled $14.7 million for the three months ended September 30, 1997 as compared with $12.1 million for the same period in 1996. The increase of $2.6 million is attributable to increased production from the Partnership's oil and gas properties. During the three months ended September 30, 1997, the Partnership produced and sold 4,703 MMcf of gas and 197,080 barrels of oil at average prices of $2.25 per thousand cubic feet ("Mcf") and $20.46 per barrel, respectively. During the same period in 1996, the Partnership produced and sold 4,166 MMcf of gas and 168,766 barrels of oil at average prices of $1.93 per Mcf and $22.25 per barrel, respectively.

Revenue from gathering, transportation and platform services totaled $3.4 million for the three months ended September 30, 1997 as compared with $6.3 million for the same period in 1996. The decrease of $2.9 million includes decreases of $2.4 million as a result of the contribution of a significant portion of the Manta Ray system to Manta Ray Offshore in January 1997 resulting in revenue from these assets being included in equity in earnings for the three months ended September 30, 1997 and $1.4 million related to the cessation of production from the only well connected to the Ewing Bank system offset by increases of $0.4 million in platform services revenue from the Partnership's Viosca Knoll Block 817 platform as a result of additional oil and gas volumes processed on the platform and $0.5 million from the Green Canyon and Tarpon systems primarily related to increased throughput. Gathering volumes for the Green Canyon system increased approximately 7% for the three months ended September 30, 1997 as compared with the same period in 1996 due to increased production from the Texaco operated Shasta field located in Green Canyon Block
6. Gathering volumes from the Tarpon system increased approximately 114% during the third quarter of 1997 as compared with the third quarter of 1996 as a result of new producing fields attached to the system in June and July 1997. Gathering volumes from the Ewing Bank system declined 100% during the third quarter of 1997 as compared with the third quarter of 1996 due to a downhole mechanical problem which shut-in Tatham Offshore's Ewing Bank 914 #2 well in May 1997.

Revenue from the Partnership's equity interests in Stingray, HIOS, UTOS, Viosca Knoll, POPCO, Manta Ray Offshore, Nautilus and West Cameron Dehy (the "Equity Investees") totaled $7.4 million for the three months ended September 30, 1997 as compared with $5.8 million for the same period in 1996. The increase of $1.6 million primarily reflects increases of (i) $1.1 million from Viosca Knoll and West Cameron Dehy as a result of increased throughput, (ii) $0.1 million from POPCO which placed Poseidon in service in two phases, April 1996 and December 1996, and (iii) $1.2 million from Manta Ray Offshore related to the Manta Ray assets contributed by the Partnership offset by a decrease of $0.8 million from Stingray and HIOS as a result of decreased throughput. Total gas throughput volumes for the Equity Investees increased approximately 6% from the three months ended September 30, 1996 to the three months ended September 30, 1997 primarily as a result of increased throughput on the Viosca Knoll and UTOS systems, as well as the addition of the Manta Ray Offshore system throughput as an Equity Investee, as discussed above. Oil volumes from Poseidon totaled 5.3 million barrels and 3.7 million barrels for the three months ended September 30, 1997 and 1996, respectively.

Operating expenses for the three months ended September 30, 1997 totaled $2.6 million as compared to $2.3 million for the same period in 1996. The increase of $0.3 million is primarily attributable to the operation by the Partnership of two additional oil and gas wells during the three months ended September 30, 1997 as compared with the same period in 1996.

Depreciation, depletion and amortization totaled $11.5 million for the three months ended September 30, 1997 as compared with $8.7 million for the same period in 1996. The increase of $2.8 million is comprised of (i) an $5.4 million increase in depreciation and depletion on oil and gas wells and facilities located on the Viosca Knoll Block 817, Garden Banks Block 72 and the Garden Banks Block 117 as a result of additional production from these leases and (ii) a $2.6 million decrease in depreciation on pipelines, platforms and facilities.

General and administrative expenses, including the management fee allocated from Leviathan, totaled $4.4 million for the three months ended September 30, 1997 as compared with $2.5 million for the same period in 1996. The increase of $1.9 million reflects (i) a $0.6 million increase in management fees allocated by Leviathan to the Partnership as a result of increased operational activities and (ii) a $1.3 million increase in direct general and administrative expenses of the Partnership primarily related to the appreciation (noncash) and vestiture of unit appreciation rights granted to certain officers and employees in 1995, 1996 and 1997.

Interest income and other totaled $0.2 million for the three months ended September 30, 1997 as compared with $0.5 million for the three months ended September 30, 1996.

Interest and other financing costs, net of capitalized interest, for the three months ended September 30, 1997 totaled $3.9 million as compared with $1.3 million for the same period in 1996. During the three months ended September 30, 1997 and 1996, the Partnership capitalized $0.1 million and $2.6 million, respectively, of interest costs in connection with construction projects and drilling activities in progress during such periods.

Net income for the three months ended September 30, 1997 totaled $3.3 million, or $0.13 per Unit, as compared with $10.0 million, or $0.41 per Unit, for the three months ended September 30, 1996 as a result of the items discussed above.

Nine Months Ended September 30, 1997 Compared With Nine Months Ended September 30, 1996

Oil and gas sales totaled $49.1 million for the nine months ended September 30, 1997 as compared with $30.0 million for the same period in 1996. The increase of $19.1 million is attributable to increased production from the Partnership's oil and gas properties. During the nine months ended September 30, 1997, the Partnership produced and sold 16,410 MMcf of gas and 606,405 barrels of oil at average prices of $2.19 per Mcf and $21.20 per barrel, respectively. During the same period in 1996, the Partnership produced and sold 10,541 MMcf of gas and 193,982 barrels of oil at average prices of $2.36 per Mcf and $22.16 per barrel, respectively.

Revenue from gathering, transportation and platform services totaled $14.0 million for the nine months ended September 30, 1997 as compared with $17.8 million for the same period in 1996. The decrease of $3.8 million includes decreases of $5.6 million as a result of the contribution of a significant portion of the Manta Ray system to Manta Ray Offshore in January 1997 resulting in revenue from these assets being included in equity in earnings for the remainder of the nine months ended September 30, 1997 and $1.6 million related to lower throughput on the Ewing Bank system offset by increases of $1.8 million in platform services revenue from the Partnership's Viosca Knoll Block 817 platform as a result of additional oil and gas volumes processed on the platform and $1.6 million from the Tarpon and Green Canyon systems primarily related to the deregulation of the Tarpon system allowing the Partnership to recognize additional revenue during the current period related to gathering fees collected in prior periods. Gathering volumes for the Green Canyon system increased approximately 4% for the nine months ended September 30, 1997 as compared with the same period in 1996 due to increased production from the Texaco operated Shasta field located in Green Canyon Block 6. Gathering volumes from the Manta Ray system, prior to its contribution to Manta Ray Offshore, declined 34% as compared with 1996 as a result of temporary platform related production problems from two of the fields connected to the Manta Ray system. Gathering volumes from the Tarpon system increased approximately 20% during the nine months ended September 30, 1997 as compared with the same period in 1996 as a result of new producing fields attached to the system in June and July 1997. Gathering volumes from the Ewing Bank system declined approximately 78% during the nine months ended September 30, 1997 as compared with the same period in 1996 due to a downhole mechanical problem which shut-in Tatham Offshore's Ewing Bank 914 #2 well in May 1997.

Revenue from the Equity Investees totaled $21.6 million for the nine months ended September 30, 1997 as compared with $14.6 million for the same period in 1996. The increase of $7.0 million primarily reflects increases of (i) $2.4 million from Viosca Knoll, Stingray and HIOS as a result of increased throughput, (ii) $1.3 million from POPCO which placed Poseidon in service in two-phases, April 1996 and December 1996, (iii) $0.3 million from West Cameron Dehy and (iv) $3.0 million from Manta Ray Offshore related to the Manta Ray assets contributed by the Partnership. Total gas throughput volumes for the Equity Investees increased approximately 10% from the nine months ended September 30, 1996 to the nine months ended September 30, 1997 primarily as a result of increased throughput on the Viosca Knoll and UTOS systems as well as the addition of the Manta Ray Offshore system throughput as an Equity Investee, as discussed above. Oil volumes from Poseidon totaled 13.3 million barrels for the nine months ended September 30, 1997 as compared with 3.9 million barrels for the period of inception of operations in April 1996 through September 30, 1996.

Operating expenses for the nine months ended September 30, 1997 totaled $8.7 million as compared to $6.0 million for the same period in 1996. The increase of $2.7 million is primarily attributable to the operation by the Partnership of two additional oil and gas wells during the nine months ended September 30, 1997 as compared with the same period in 1996.

Depreciation, depletion and amortization totaled $39.5 million for the nine months ended September 30, 1997 as compared with $19.9 million for the same period in 1996. The increase of $19.6 million is comprised of (i) a $22.5 million increase in depreciation and depletion on oil and gas wells and facilities located on Viosca Knoll Block 817, Garden Banks Block 72 and the Garden Banks Block 117 as a result of increased production from these leases which initiated production in December 1995, May 1996 and July 1996, respectively, and (ii) a $2.9 million decrease in depreciation on pipelines, platforms and facilities.

Impairment, abandonment and other totaled $21.2 million for the nine months ended September 30, 1997 and consisted of a non-recurring charge to reserve the Partnership's investment in certain gathering facilities and other assets associated with Tatham Offshore's Ewing Bank 914 #2 well and Ship Shoal 331 property, to fully accrue the Partnership's abandonment obligations associated with these gathering facilities, to reserve the Partnership's non-current receivable related to the prepayment of the demand charge obligations under the Ewing Bank and Ship Shoal Agreements and to accrue certain abandonment obligations associated to its oil and gas properties. See "Notes to Consolidated Financial Statements -- Note 4 -- Impairment, Abandonment and Other".

General and administrative expenses, including the management fee allocated from Leviathan, totaled $10.2 million for the nine months ended September 30, 1997 as compared with $5.9 million for the same period in 1996. General and administrative expenses for the nine months ended September 30, 1996 included a one-time $1.4 million reimbursement from POPCO as a result of the Partnership's management of the initial construction of Poseidon. Excluding this one-time reimbursement by POPCO, general and administrative expenses for the nine months ended September 30, 1997 increased $2.9 million as compared with the same period in 1996. This increase reflects (i) a $1.2 million increase in management fees allocated by Leviathan to the Partnership as a result of increased operational activities, (ii) a $2.2 million increase in direct general and administrative expenses of the Partnership primarily related to the appreciation (noncash) and vestiture of unit appreciation rights granted to certain officers and employees in 1995, 1996 and 1997 and (iii) a $0.5 million decrease in the reimbursement to DeepTech for certain tax liabilities pursuant to the management agreement with Leviathan (See "Notes to Consolidated Financial Statements -- Note 5 -- Related Party Transactions").

Interest income and other totaled $1.3 million for the nine months ended September 30, 1997 as compared with $1.2 million for the nine months ended September 30, 1996.

Interest and other financing costs, net of capitalized interest, for the nine months ended September 30, 1997 totaled $10.4 million as compared with $2.0 million for the same period in 1996. During the nine months ended September 30, 1997 and 1996, the Partnership capitalized $1.5 million and $11.2 million, respectively, of interest costs in connection with construction projects and drilling activities in progress during such periods.

Net loss for the nine months ended September 30, 1997 totaled $3.6 million, or $0.15 per Unit, as compared with net income of $30.1 million, or $1.22 per Unit, for the nine months ended September 30, 1996 as a result of the items discussed above.

Liquidity and Capital Resources

Sources of Cash. The Partnership intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash from continuing operations and borrowings under the Partnership Credit Facility (discussed below). Net cash provided by operating activities for the nine months ended September 30, 1997 totaled $49.4 million. At September 30, 1997, the Partnership had cash and cash equivalents of $2.3 million.

Cash from continuing operations is derived from (i) payments for gathering gas through the Partnership's 100% owned pipelines, (ii) platform access and processing fees, (iii) cash distributions from Equity Investees and (iv) the sale of oil and gas attributable to the Partnership's interest in three producing properties. See "-- Overview" for current production rates from these properties.

The Partnership's cash flows from operations will be affected by the ability of each Equity Investee to make distributions. Distributions from such entities are subject to the discretion of their respective management committees. Further, each of Stingray, POPCO and Viosca Knoll is party to a credit agreement under which it has outstanding obligations that may restrict the payments of distributions to its owners. Distributions from Equity Investees during the nine months ended September 30, 1997 totaled $19.3 million.

The Partnership Credit Facility is a revolving credit facility providing for up to $300 million of available credit subject to customary terms and conditions, including certain incurrence limitations. Proceeds from the Partnership Credit Facility are available to the Partnership for general partnership purposes, including financing of capital expenditures, for working capital, and subject to certain limitations, for paying distributions to the Unitholders. The Partnership Credit Facility can also be utilized to issue letters of credit as may be required from time to time; however, no letters of credit are currently outstanding. The Partnership Credit Facility matures in December 1999; is guaranteed by Leviathan and each of the Partnership's subsidiaries; and is secured by the management agreement with Leviathan, substantially all of the assets of the Partnership and Leviathan's 1% general partner interest in the Partnership and approximate 1% interest in certain subsidiaries of the Partnership. As of September 30, 1997, the Partnership had $220 million outstanding under its credit facility bearing interest at an average floating rate of 6.3% per annum. Currently, approximately $74 million of additional funds are available under the Partnership Credit Facility.

In December 1995, Stingray amended an existing term loan agreement to provide for aggregate outstanding borrowings of up to $29.0 million in principal amount. The agreement requires the payment of principal by Stingray of $1.45 million per quarter. This term loan agreement is principally secured by current and future gas transportation contracts between Stingray and its customers and matures on December 31, 2000. As of September 30, 1997, Stingray had $18.9 million outstanding under its term loan agreement bearing interest at an average floating rate of 6.3% per annum.

In April 1996, POPCO entered into a revolving credit facility (the "POPCO Credit Facility") with a syndicate of commercial banks to provide up to $150 million for the construction and expansion of Poseidon and for other working capital needs of POPCO. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The POPCO Credit Facility is secured by a substantial portion of POPCO's assets and matures on April 30, 2001. As of September 30, 1997, POPCO had $117.5 million outstanding under its credit facility bearing interest at an average floating rate of 6.9% per annum. Currently, approximately $27.8 million of additional funds are available under the POPCO Credit Facility.

In December 1996, Viosca Knoll entered into a revolving credit facility (the "Viosca Knoll Credit Facility") with a syndicate of commercial banks to provide up to $100 million for the addition of compression to the Viosca Knoll system and for other working capital needs of Viosca Knoll, including funds for a one-time distribution of $25 million to its partners. Viosca Knoll's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The Viosca Knoll Credit Facility is secured by a substantial portion of Viosca Knoll's assets and matures on December 20, 2001. As of September 30, 1997, Viosca Knoll had $42.5 million outstanding under its credit facility bearing interest at an average floating rate of 6.4% per annum. Currently, approximately $34.6 million of additional funds are available under the Viosca Knoll Credit Facility.

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

For every full quarter since its inception, the Partnership has declared and subsequently paid a cash distribution to holders of Preference Units and Common Units an amount equal to or exceeding the Minimum Quarterly Distribution (as described in the Partnership Agreement) per Unit per quarter. At the current distribution rate of $0.475 per Unit, the quarterly Partnership distributions total $13.6 million in respect of the Preference Units, Common Units and general partner interest ($54.3 million on an annual basis, including $20.0 million to Leviathan). The Partnership believes that it will be able to continue to pay at least the current quarterly distribution of $0.475 per Preference and Common Unit for the foreseeable future.

Distributions by the Partnership of its Available Cash are effectively made 98% to Unitholders and 2% to Leviathan, as general partner, subject to the payment of Incentive Distributions to Leviathan. As an incentive, the general partner's interest in the portion of quarterly cash distributions in excess of $0.325 per Unit and less than or equal to $0.375 per Unit is increased to 15%. For quarterly cash distributions over $0.375 per Unit but less than or equal to $0.425 per Unit, the general partner receives 25% of such incremental amount and for all quarterly cash distributions in excess of $0.425 per Unit, the general partner receives 50% of the incremental amount. For the nine months ended September 30, 1997, the Partnership paid Leviathan Incentive Distributions totaling $2.1 million and will pay Leviathan an Incentive Distribution of $1.8 million in November 1997.

In January 1997, the Partnership and affiliates of Marathon and Shell formed Nautilus to construct and operate a new interstate natural gas pipeline system. In addition, the same parties formed Manta Ray Offshore to acquire an existing gathering system from the Partnership. Such existing gathering system will be extended and will deliver gas gathered by it to the system being constructed by Nautilus. Nautilus and Manta Ray Offshore are located to serve growing production areas in the Green Canyon area of the Gulf and are indirectly owned 50% by Shell, 24.3% by Marathon and 25.7% by the Partnership. Total cost for the construction of the Nautilus interstate pipeline system and the expansion of the Manta Ray Offshore gathering system is estimated to be approximately $240 million. The Nautilus system will consist of a 30- inch line downstream from Ship Shoal Block 207 connecting to a gas processing plant, onshore Louisiana, operated by Exxon, and to certain facilities downstream of the Exxon plant to effect deliveries into multiple interstate pipelines. Upstream of the Ship Shoal Block 207 terminal, the existing Manta Ray Offshore gathering system will be extended into a broader gathering system that will serve shelf and deepwater production areas around Ewing Bank Block 1008 to the east and Green Canyon Block 65 to the west. The pipeline lay for the Nautilus system was completed during the second calendar quarter of 1997. Construction of the onshore facilities and platform connections are currently being completed with an in service date targeted for the end of 1997. The pipeline lay has also been completed on Manta Ray Offshore's 47-mile expansion. After the completion of the platform connections, the Manta Ray Offshore expansion should also be ready for service by the end of calendar 1997. Affiliates of Marathon and Shell have dedicated for transportation and gathering to each of the Nautilus and Manta Ray Offshore systems significant deepwater acreage positions in the area, and are providing substantially all of the capital funding for the new construction. The Partnership has provided $11.0 million of funding in the form of a newly constructed compressor in addition to its contribution of the Manta Ray Offshore system.

The Partnership anticipates that its capital expenditures and equity investments for the remaining portion of 1997 will relate to continuing acquisition and construction activities including the construction and installation of a new platform and processing facilities at East Cameron Block
373. This platform, which the Partnership anticipates will be placed in service during April 1998 at a projected cost of approximately $32 million, will be strategically located to exploit reserves in the East Cameron and Garden Banks area of the Gulf and will be the terminus for an extension of the Stingray system. The Partnership anticipates funding such cash requirements primarily with available cash flow and borrowings under the Partnership Credit Facility.

As previously discussed, POPCO, in March 1997, began construction of an expansion of Poseidon which is expected to be operational in late 1997. Substantially all of these capital expenditures by POPCO as well as capital expenditures by Viosca Knoll and Stingray are anticipated to be funded by borrowings under their respective credit facilities. In addition, substantially all of the capital requirements of Nautilus and Manta Ray Offshore are anticipated to be funded by the equity contributions of affiliates of Shell and Marathon. The Partnership's cash capital expenditures and equity investments for the nine months ended September 30, 1997 were $23.5 million, including $11.0 million related to the Nautilus/Manta Ray Offshore project discussed above. The Partnership contributed existing assets to the Nautilus/Manta Ray Offshore joint ventures as partial consideration for its ownership interest therein and may also continue to contribute existing assets to new joint ventures as partial consideration for its ownership interest therein.

Interest costs incurred by the Partnership related to the Partnership Credit Facility totaled $11.8 million for the nine months ended September 30, 1997. The Partnership capitalized $1.5 million of such interest costs in connection with construction projects and drilling activities in progress during the period.

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

                          PART II.   OTHER INFORMATION



Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               10.1 Fifth Amendment to the First Amended and Restated Management Agreement Between DeepTech International Inc. and Leviathan Gas Pipeline Company.

               27    Financial Data Schedule

         (b)   Reports on Form 8-K

               None.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


LEVIATHAN GAS PIPELINE
PARTNERS, L.P.
(Registrant)

By:                              LEVIATHAN GAS PIPELINE
                                 COMPANY, its General Partner



Date: November 14, 1997          By:   /s/ KEITH B. FORMAN
                                 -------------------------------------------
                                 Keith B. Forman
                                 Chief Financial Officer



Date: November 14, 1997          By:   /s/ DENNIS A. KUNETKA
                                 ------------------------------------
                                 Dennis A. Kunetka
                                 Senior Vice President - Corporate Finance
                                 (Principal Accounting Officer)

                               INDEX TO EXHIBITS

         Exhibit
         Number              Description
         -------             -----------

           10.1 Fifth Amendment to the First Amended and Restated Management Agreement Between DeepTech International Inc. and Leviathan Gas Pipeline Company.

           27        Financial Data Schedule