Form 10-K405
period 1997-12-31
LEVIATHAN GAS PIPELINE PARTNERS L P
filed 1998-03-27
CIK 895040

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                          Commission File No. 1-11680

                           ==========================

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

                           ==========================

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X}

       The registrant had 18,075,000 Preference Units and 6,291,894 Common Units outstanding as of March 16, 1998. The aggregate market value on such date of the registrant's Preference Units held by non-affiliates was approximately $578.8 million.

       Documents Incorporated by Reference: None

===============================================================================

                     LEVIATHAN GAS PIPELINE PARTNERS, L.P.
              Annual Report on Form 10-K for the Fiscal Year Ended
                               December 31, 1997

                                     INDEX

PART  I  ..............................................................................    1

         Items 1 & 2  Business and Properties .........................................    1
         Item 3       Legal Proceedings ...............................................   17
         Item 4       Submission of Matters to a Vote of Security Holders .............   17

PART II  ..............................................................................   18

         Item  5.     Market for Registrant's Common Stock and Related
                      Stockholder Matters..............................................   18
         Item  6.     Selected Financial Data..........................................   18
         Item  7.     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations........................................   19
         Item  8.     Financial Statements and Supplementary Data......................   25
         Item  9.     Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure.............................................   25
PART III ..............................................................................   26

         Item 10.     Directors and Executive Officers of the Registrant ..............   26
         Item 11.     Executive Compensation ..........................................   29
         Item 12.     Security Ownership of Certain Beneficial Owners
                        and Management ................................................   31
         Item 13.     Certain Relationships and Related Transactions ..................   32

PART IV ...............................................................................   33

         Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..   33

     The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in the Annual Report on Form 10-K ("Annual Report"). Unless the context otherwise requires, references in this Annual Report to the "Partnership" shall mean Leviathan Gas Pipeline Partners, L. P., a publicly held Delaware limited partnership; references to "Leviathan" shall mean Leviathan Gas Pipeline Company, a Delaware corporation and the general partner of the Partnership (in such capacity, the "General Partner"); and references to the Partnership with respect to the operations and ownership of the Partnership's assets are also references to its subsidiaries and the nonmanaging interest of Leviathan in certain of the Partnership's subsidiaries. For a description of certain terms used in this Annual Report relating to the oil and gas industry, see Items 1 & 2. "Business and Properties - Certain Definitions."

                                     PART I

ITEMS 1 & 2.  BUSINESS AND PROPERTIES

OVERVIEW

     The Partnership is primarily engaged in the gathering, transportation and production of natural gas and crude oil in the Gulf of Mexico (the "Gulf"). The Partnership commenced operations in February 1993 in connection with the initial public offering of preference units representing limited partner interests in the Partnership ("Preference Units"). In June 1994, the Partnership completed a second public offering of Preference Units. The Preference Units are listed on the New York Stock Exchange ("NYSE") under the symbol "LEV." The closing price of the Preference Units on the NYSE on March 16, 1998 was $32 1/8 per Preference Unit. As of March 16, 1998, the Partnership had 18,075,000 Preference Units and 6,291,894 common units representing limited partner interests in the Partnership ("Common Units", and collectively with the Preference Units, the "Units") outstanding. All of the Preference Units are owned by the public, representing a 72.7% effective limited partnership interest in the Partnership. Leviathan, an 85%-owned indirect subsidiary of DeepTech International Inc. ("DeepTech"), owns a 27.3% effective interest in the Partnership through its ownership of all of the Common Units, its 1% general partner interest in the Partnership and its approximate 1% nonmanaging interest in certain of the Partnership's subsidiaries.

     On March 2, 1998, DeepTech announced that its Board of Directors and a majority of its stockholders had approved entering into a definitive merger agreement with El Paso Natural Gas Company ("El Paso"). As a result of this merger and through a series of transactions, El Paso will acquire 100% of Leviathan's general partner interest in the Partnership and an overall 27.3% effective interest in the Partnership. Subject to customary regulatory approvals and consummation of certain related transactions, the merger is expected to be completed by the end of the second quarter of 1998.

     In addition, the Partnership has agreed to exchange 7,500 shares of Tatham Offshore, Inc. ("Tatham Offshore") 9% Senior Convertible Preferred Stock currently held by the Partnership for certain Tatham Offshore facilities and offshore oil and gas properties. Tatham Offshore is an affiliate of the Partnership. See "- Oil and Gas Properties - General."

     The Partnership's assets include interests in (i) eight natural gas pipelines (the "Gas Pipelines"), (ii) a crude oil pipeline system ("Poseidon" and collectively with the Gas Pipelines, the "Pipelines"), (iii) five strategically located multi-purpose platforms, (iv) three producing oil and gas properties and (v) a dehydration facility.

NATURAL GAS AND OIL PIPELINES

     GENERAL

     The Partnership conducts a significant portion of its business activities through joint ventures (the "Equity Investees"), organized as general partnerships or limited liability companies, with other major oil and gas companies. The Equity Investees include Stingray Pipeline Company ("Stingray"), High Island Offshore System ("HIOS"), U-T Offshore System ("UTOS") and Viosca Knoll Gathering Company ("Viosca Knoll"), all of which are partnerships, and Poseidon Oil Pipeline Company, L.L.C. ("POPCO"), Manta Ray Offshore Gathering Company, L.L.C. ("Manta Ray Offshore"), Nautilus Pipeline Company, L.L.C. ("Nautilus") and West Cameron Dehydration Company, L.L.C. ("West Cameron Dehy"), all of which are limited liability companies. Management decisions related to the Equity Investees are made by management committees comprised of representatives of each partner or member, as applicable, with authority appointed in direct relationship to ownership interests.

     Through its 100%-owned operating subsidiaries and the Equity Investees, the Partnership owns interests in the Gas Pipelines, which are strategically located offshore Louisiana and eastern Texas, that gather and transport natural gas for producers, marketers, pipelines and end-users for a fee. The Gas Pipelines include approximately 1,167 miles of pipeline with a throughput capacity of approximately 6.5 Bcf of gas per day. During the years ended December 31, 1997, 1996 and 1995, the Gas Pipelines transported an average of approximately 2.7 Bcf, 2.7 Bcf and 2.4 Bcf, respectively, of gas per day. Each of the Gas Pipelines interconnects with one or more long line transmission pipelines that provide access to multiple markets in the eastern half of the United States.

     None of the Gas Pipelines functions as a merchant to purchase and resell gas, thus avoiding the commodity risk associated with the purchase and resale of gas. Each of Nautilus, Stingray, HIOS and UTOS (together, the "Regulated Pipelines") is currently classified as a "natural gas company" under the Natural Gas Act of 1938, as amended (the "NGA"), and is therefore subject to regulation by the Federal Energy Regulatory Commission ("FERC"), including regulation of rates. None of Manta Ray Offshore, Viosca Knoll, Green Canyon Pipe Line Company, L.L.C. ("Green Canyon"), Ewing Bank Gathering Company, L.L.C. ("Ewing Bank") or Tarpon Transmission Company ("Tarpon") is currently considered a "natural gas company" under the NGA. See "-Regulation."

     The Poseidon pipeline is a major new sour crude oil pipeline system that was built in response to an increased demand for additional sour crude oil pipeline capacity in the central Gulf. During 1997 and 1996, the Poseidon pipeline transported an average of approximately 60,500 barrels and 30,000 barrels, respectively, of oil per day.

     The following table sets forth certain information with respect to the Pipelines. The throughput information represents the average throughput net to the Partnership's interest.

                                                      Manta
                               Green                   Ray       Viosca
                               Canyon    Tarpon     Offshore(1)   Knoll     Stingray     HIOS    UTOS   Nautilus(2)  Poseidon

Ownership interest ........     100%      100%        25.67%       50%         50%       40%     33.3%    25.67%        36%

Unregulated (U)/
   regulated (R)(3) .......       U         U             U         U           R         R         R         R          U

In-service date ...........    1990      1978         1987/88     1994        1975      1977      1978      1997       1996

Approximate capacity
   (MMcf per day) .........     220        80           755(4)     700(5)    1,120     1,800     1,200       600         --

Approximate capacity
   (MBbl per day) .........      --        --            --          --         --        --        --        --        400

Aggregate miles of pipeline      68        40           225(1)      125        361       203        30       101        297

Average net throughput
(MMcf/MBbl per day) for
calendar year ended:
   December 31, 1997 ......     148        50           195(6)      194        353       352       105        --(2)      22(8)
   December 31, 1996 ......     142        33           217(7)      144        373       372       103        --(2)      11(8)
   December 31, 1995 ......      71        42           226(7)       83        352       327       118        --(2)      --(8)

------------------------

(1) In January 1997, the Partnership contributed substantially all of the Manta Ray Gathering System and the Louisiana Offshore Gathering System to Manta Ray Offshore. The Partnership continues to own 100% of two offshore platforms, 19 miles of oil pipeline and 14 miles of gas pipeline which were formerly a part of the Manta Ray Gathering System.

(2) The Nautilus system was placed in service in late December 1997.

(3) Regulated Pipelines are subject to extensive rate regulation by the FERC under the NGA. See "- Regulation."

(4) Represents the approximate aggregate capacity of the five pipelines comprising the Manta Ray Offshore system, including approximately 52 miles of pipeline with a capacity of 275 MMcf of gas per day that was placed in service in November 1997.

(5) The original maximum design capacity of the Viosca Knoll system was 400 MMcf of gas per day. In 1996, Viosca Knoll installed a 6,000 horsepower compressor on the Partnership's Viosca Knoll 817 platform to allow the Viosca Knoll system to effect deliveries at the operating pressures on downstream interstate pipelines with which it is interconnected, resulting in an increase in throughput capacity to approximately 700 MMcf of gas per day. The additional capacity also allowed the Viosca Knoll system to transport new gas volumes during 1997 from the Shell-operated Southeast Tahoe and Ram-Powell fields as well as other new deepwater projects in the area.

(6) Represents throughput specifically allocated to the Partnership by Manta Ray Offshore during the initial year of operations.

(7) Represents 100% ownership interest during this period.

(8) The Poseidon pipeline was placed in service in three phases, in April 1996, December 1996 and December 1997.

     Currently, the Partnership operates all of its 100% owned pipelines and the Viosca Knoll system. The remaining joint venture pipelines are operated by unaffiliated pipeline companies.

     RECENT DEVELOPMENTS

     Strategic New Pipeline Joint Ventures

     Poseidon. POPCO is owned by the Partnership (36%), a subsidiary of Texaco, Inc. ("Texaco") (36%) and a subsidiary of Marathon Oil Company ("Marathon") (28%). As consideration for their interest in POPCO, each of the Partnership, Texaco and Marathon contributed certain assets (including pipelines, contract rights and cash) and made certain commitments to POPCO (including significant dedications of oil reserves by subsidiaries of Texaco and Marathon). A subsidiary of Texaco operates and performs the administrative functions related to Poseidon and POPCO.

     The Poseidon pipeline is comprised of 118 miles of 16" to 20" pipeline extending in an easterly direction from the Partnership's 50%-owned platform in Garden Banks Block 72 to a platform in Ship Shoal Block 332, 77 miles of 24" pipeline extending in a northerly direction from the Ship Shoal Block 332 platform to Calliou Island, Louisiana and 60 miles of 16" pipeline extending northwesterly from Ewing Bank Block 873 to the Texaco operated Eugene Island Pipeline System at Ship Shoal Block 141. Initial deliveries into this system occurred in April 1996. An additional 42 miles of 24" pipeline extending in a northerly direction from Calliou Island to Houma, Louisiana was placed in service in December 1997. Prior to this expansion, the Poseidon pipeline used existing Texaco pipelines to move oil from Calliou Island to Houma. Texaco Pipelines Inc. accepts oil from the Poseidon pipeline at Larose and Houma, Louisiana and redelivers it to St. James, Louisiana, a significant market hub for batching, processing and transportation of oil. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Nautilus and Manta Ray Offshore. In January 1997, the Partnership and affiliates of Marathon and Shell Oil Company ("Shell") formed Nautilus to construct and operate a new interstate natural gas pipeline system. In addition, the same parties formed Manta Ray Offshore to acquire an existing gathering system from the Partnership. The gathering system was extended and is currently delivering gas to several downstream pipelines, including the Nautilus system. The Nautilus and Manta Ray Offshore systems are located to serve growing production areas in the Green Canyon area of the Gulf and are indirectly owned 50% by Shell, 24.3% by Marathon and 25.7% by the Partnership. The capital costs associated with the construction of the Nautilus interstate pipeline system and the expansion of the Manta Ray Offshore gathering system, including the value of existing assets contributed by the partners, totaled approximately $250 million. The Nautilus system consists of 101 miles of 30-inch pipeline downstream from Ship Shoal Block 207 connecting to a gas processing plant, onshore Louisiana, operated by Exxon Company USA ("Exxon"), plus certain facilities downstream of the Exxon plant to effect deliveries into multiple interstate pipelines. Upstream of the Ship Shoal Block 207 platform, the existing Manta Ray Offshore gathering system was extended into a broader gathering system that serves shelf and deepwater production areas around Ewing Bank Block 1008 to the east and Green Canyon Block 65 to the west. The Manta Ray Offshore 47-mile expansion was completed and placed in service in November 1997. The Nautilus system, including the related onshore facilities and platform connections, was completed and placed in service in December 1997. Affiliates of Marathon and Shell dedicated for transportation and gathering to each of the Nautilus and Manta Ray Offshore systems significant deepwater acreage positions in the area and provided substantially all of the capital funding for the new construction. The Partnership provided $11.1 million of funding in the form of a newly constructed compressor in addition to its contribution of the Manta Ray Offshore system.

     Expansion of the Viosca Knoll Gathering System

     In December 1997, Viosca Knoll placed in service an expansion to the system of approximately 25 miles of 20" pipeline. This expansion will enable Viosca Knoll to transport additional committed gas volumes from producing areas near the eastern end of the system.

     Construction of Multi-Purpose Platform

     During 1997, the Partnership began the construction and installation of a new multi-purpose platform that will be located in East Cameron Block 373. The platform, which the Partnership anticipates will be placed in service during April 1998 at an estimated cost of approximately $32 million, is a four pile production platform with processing facilities that will be strategically located to exploit deeper water reserves in the East Cameron and Garden Banks area of the Gulf and will be the terminus for an extension of the Stingray system. In 1997, the Partnership and Kerr McGee Corporation entered into agreements pursuant to which Kerr McGee Corporation committed its production from multiple blocks in the East Cameron and Garden Banks areas to be processed on this platform and transported through the Stingray system.

     North Atlantic Pipeline Project

     Tatham Offshore Canada Limited ("Tatham Offshore Canada"), a wholly-owned subsidiary of Tatham Offshore, is the Canadian representative of North Atlantic Pipeline Partners, L.P. ("North Atlantic"), the sponsor of a proposal to build an approximately 2,500 kilometer pipeline from offshore Newfoundland and Nova Scotia to the eastern seaboard of the United States. The Partnership has entered into a letter agreement with Tatham Offshore Canada regarding participation in the North Atlantic pipeline project. Under such agreement, Tatham Offshore Canada is responsible for pre-development costs of up to $10 million. Such agreement contains certain termination rights, contemplates the negotiation, execution and delivery of definitive agreements and provides that the Partnership would hold a pro rata partnership interest of up to 20% in North Atlantic. The Partnership has no financial commitment to the project until and unless an application is approved by the appropriate Canadian and United States regulatory authorities. In the event the Partnership was to terminate its participation in North Atlantic after the date North Atlantic receives regulatory approval of an application but prior to the in-service date of the first phase of the North Atlantic pipeline, the Partnership, under certain conditions, would be obligated to pay Tatham Offshore Canada an amount equal to 150% of the Partnership's pro rata share of the "success fee" earned by Tatham Offshore Canada related to the first phase of construction. For a period of one year after the effective date of the DeepTech/El Paso merger, the Partnership shall have the right to terminate this agreement without incurring the liability for the above-mentioned "success fee". During October 1997, North Atlantic filed applications with the FERC and its Canadian counterpart, the National Energy Board, for approval of its proposed pipeline. Tatham Offshore Canada is seeking additional participants on similar terms as that offered to the Partnership.

     Conversion of Preference Units into Common Units

     The Preference Units are currently entitled to receive from Available Cash, as defined in the Partnership Agreement, a Minimum Quarterly Distribution for each quarter of $0.275 per Preference Unit, plus any arrearage in the payment of the Minimum Quarterly Distribution for prior quarters, before any distribution of Available Cash is made to holders of Common Units for such quarter. The Partnership has determined that the Preference Period, as defined in the Partnership Agreement, will expire on March 31, 1998.

     The Partnership intends to mail a notice to the holders of Preference Units to the effect that, for a 90-day period commencing upon the mailing of such notice, the holders of all Preference Units shall have the right to convert their Preference Units into a like number of Common Units. The conversion will become effective for those Preference Units electing to convert and the Preference Period will expire with respect to remaining outstanding Preference Units.

     Following the end of the Preference Period, holders of Preference Units will not be entitled to participate in any distributions of Available Cash in excess of the Minimum Quarterly Distribution. Since the current quarterly distributions are significantly in excess of the Minimum Quarterly Distribution, the Partnership anticipates that substantially all of the Preference Unitholders will elect to convert their Preference Units into Common Units.

     OIL AND GAS SUPPLY

     The reserves that are currently available for gathering and transportation on the Pipelines are depleting assets and, as such, will be produced over a finite period. Each of the Pipelines must access additional reserves to offset the natural decline in production from existing wells connected thereto or the loss of any such production to a competitor. Management believes that there will be sufficient reserves available to the Gas Pipelines for transportation to maintain throughput at or near current levels for at least the next five years. Management believes that there should be significant increases in reserves committed to the Poseidon pipeline over the next several years.

     POPCO commenced operations on the Poseidon pipeline in April 1996 and placed expansion lines in service in December 1996 and December 1997. Currently, the Poseidon pipeline is transporting an average of 80,350 barrels of oil per day. In addition to the production commitments from Texaco and Marathon, POPCO has been successful in obtaining long-term commitments of production from several properties containing significant reserves. POPCO has contracted with Phillips, Amoco Petroleum Company, Anadarko Petroleum Company, Newfield Exploration, Mobil Oil, Amerada Hess Corporation, Oryx Crude Trading & Transportation Limited Partnership, Sun Operating Limited Partnership, Pennzoil, Enterprise Oil, PLC, Exxon, British Borneo, Reading and Bates (U.K.), Limited, Occidental Petroleum Corporation and the Partnership. In addition, discussions are currently pending with a number of other producers regarding possible commitments of reserves to the Poseidon pipeline. The Partnership anticipates adding more commitments as new subsalt and deepwater fields are developed in the area which it serves, although there can be no assurance regarding if or when any such commitment would be made or when the production from such commitment would be made or when the production from such commitment would be initiated. See " - Recent Developments - Strategic New Pipeline Joint Ventures - Poseidon."

     The Tarpon system experienced a 52% increase in throughput for the year ended December 31, 1997 as compared with the previous year, primarily as a result of new producing fields attached to the system in June and July 1997. The Viosca Knoll system experienced an increase of 34% in throughput during 1997 primarily as a result of new throughput from the Shell-operated Southeast Tahoe and Ram-Powell fields. The Green Canyon system's throughput increased 4% for 1997 as compared with 1996. UTOS experienced a 3% increase in transportation volume for the year ended December 31, 1997 as compared with the previous year.

     The Ewing Bank system experienced an 82% decrease in throughput during 1997 as compared with 1996 due to a mechanical problem in May 1997 which shut-in Tatham Offshore's Ewing Bank Block 914 #2 well, the only production currently dedicated to the Ewing Bank system. No further production is expected from such well. See the Partnership's "Notes to Consolidated Financial Statements - Note 5
- Impairment, Abandonment and Other" located elsewhere in this Annual Report. The Manta Ray Offshore system experienced a decline in throughput of 9% during 1997 primarily as a result of temporary platform related production problems from two of the fields connected to the system as well as lower production from a low margin field connected to the system. HIOS experienced a 6% decrease in transportation volume for the year ended December 31, 1997 as compared with the previous year. HIOS accesses the East Breaks and Garden Banks areas of the flextrend and deepwater areas of the Gulf. Management believes that development in these and other areas served by HIOS is likely to occur in future years, resulting in additional throughput on HIOS, and partially offsetting the continuing decline in reservoir deliverability from existing wells connected to HIOS. For the year ended December 31, 1997, Stingray experienced a 5% decrease in throughput as compared with the previous year.

     OFFSHORE PLATFORMS AND OTHER FACILITIES

     Offshore platforms play a key role in the development of oil and gas reserves and, thus, in the offshore pipeline network. Platforms are used to interconnect the offshore pipeline grid and to provide an efficient means to perform pipeline maintenance and to operate compression facilities, separation, processing and other facilities. In addition to numerous platforms owned by the Equity Investees, the Partnership owns five strategically located platforms in the Gulf.

     Viosca Knoll Block 817. The Partnership constructed a multi-purpose platform located in Viosca Knoll Block 817 (the "VK 817 Platform") in 1995. The VK 817 Platform was used by the Partnership as a base for conducting drilling operations for oil and gas reserves located on the Viosca Knoll Block 817 lease. In addition, the platform serves as a base for landing other deepwater production in the area, thereby generating platform access and processing fees for the Partnership. The Partnership also leases platform space to Viosca Knoll for the location of compression equipment for the Viosca Knoll system.

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

     Ship Shoal Block 332. The Partnership owns a 100% interest in a platform located in Ship Shoal Block 332 which serves as a junction platform for gas pipelines in Manta Ray Offshore's system as well as an eastern junction for Poseidon.

     South Timbalier Block 292. The South Timbalier Block 292 platform (the "ST 292 Platform") is a 100%-owned facility located at the easternmost terminus of Manta Ray Offshore's system. The ST 292 Platform serves as a landing site for gas production in the area.

     East Cameron Block 373. The Partnership began construction and installation of a new platform and processing facilities at East Cameron Block 373 in July 1997. This new platform, which the Partnership anticipates will be placed in service during April 1998 at a projected cost of approximately $32 million, will be strategically located to exploit reserves in the East Cameron and Garden Banks area of the Gulf and will be the terminus for an extension of the Stingray system. See "- Recent Developments - Construction of Multi-Purpose Platform."

     Other Facilities. Through its 50% ownership interest in West Cameron
Dehy, the Partnership owns an interest in certain dehydration facilities located at the northern terminus of the Stingray system, onshore Louisiana.

MAINTENANCE

     Each of the Pipelines requires regular and thorough maintenance. The interior of the pipelines are maintained through the regular "pigging" of the lines. Pigging involves propelling a large spherical object through the line which collects, or pushes, any condensate and other liquids on the walls or at the bottom of the pipeline through the line and out the far end. More sophisticated pigging devices include those with scrapers, brushes and x-ray devices; however, such pigging devices are usually deployed only on an as needed basis. Corrosion inhibitors are also injected into all of the systems through the flow stream on a continuous basis. To prevent external corrosion of the pipe, sacrificial anodes are fastened to the pipeline itself at prescribed intervals, providing exterior corrosion protection from sea water. The platforms are painted to the waterline every three to five years to prevent atmospheric corrosion. Sacrificial anodes are also fastened to the platform legs below the waterline to prevent corrosion. A sacrificial anode is a zinc aluminum alloy fixture that is attached to the exterior of a steel object to attract the corrosive reaction that occurs between steel and saltwater to the fixture itself, thus protecting the steel object from corrosion. Remote operated vehicles or divers inspect the platforms below the waterline usually every five years.

     The Stingray, HIOS, Viosca Knoll, Manta Ray Offshore and Poseidon systems include platforms that are manned on a continuous basis. The personnel onboard the platforms are responsible for site maintenance, operations of the facilities on the platform, measurement of the gas stream at the source of production and corrosion control (pig launching and inhibitor injection).

COMPETITION

     Each of the Gas Pipelines is located in or near natural gas production areas that are served by other pipelines. As a result, each of the Partnership's systems face competition from both regulated pipelines and gathering systems with respect to its transportation services. Certain of these pipelines are not subject to the same level of rate and service regulation as, and may have a lower cost structure than, the Gas Pipelines, and other pipelines, such as long-haul transporters, have rate design alternatives unavailable to the Gas Pipelines. Consequently, such pipelines may be able to provide service on more flexible terms and at rates significantly below the rates offered by the Gas Pipelines. The Gas Pipelines' principal interstate pipeline competitors are Shell Offshore, Inc., Texaco Natural Gas, Inc., ANR Pipeline Company, Transco Energy Company, Trunkline Gas Co., El Paso, Texas Eastern Transmission Corporation, Sea Robin Pipeline Company, Columbia Gas Transmission Corporation and their affiliates. Poseidon was built as a result of the Partnership's belief that additional sour crude oil capacity was required to transport new subsalt and deepwater oil production to shore. The Poseidon pipeline's principal competitors for additional crude oil production are the Texaco operated Eugene Island Pipeline System and the Shell-operated Amberjack System. The Pipelines compete for new production with these and other competitors on the basis of geographic proximity to the production, cost of connection, available capacity, transportation rates and access to onshore markets. In addition, the ability of the Pipelines to access future reserves will be subject to the ability of the Pipelines or the producers to fund the anticipated significant capital expenditures required to connect the new production.

CUSTOMERS AND CONTRACTS

     Principal Customers. See the Partnership's "Notes to Consolidated Financial Statements - Note 14 - Major Customers" for certain information regarding the Partnership's principal transportation customers.

     The Gas Pipelines gather and transport gas under both firm and interruptible transportation service agreements. Under firm service agreements, a pipeline is obligated to receive and deliver up to a specified maximum quantity of gas without interruption, except upon occurrence of a force majeure event. Firm customers often pay a two part rate, a demand charge and a commodity charge. The demand charge is payable monthly based on the maximum contract quantity the pipeline is obligated to transport, without regard to the quantity actually transported during such month. The commodity charge is payable monthly based on the actual quantity of gas transported during such month. However, many of the Gas Pipelines' firm customers pay only a one part rate that includes both the demand and commodity components of the rate. Under interruptible contracts, a pipeline is usually obligated to receive and deliver up to a specified maximum quantity of gas, subject to availability of capacity, on a first-come, first-served basis. Interruptible customers pay only a one-part commodity rate that includes both the demand and commodity elements of the firm rate. The Poseidon system receives crude oil from the leases connected to the pipeline under long-term buy/sell agreements.

OIL AND GAS PROPERTIES

     GENERAL

     The Partnership conducts exploration and production activities through a subsidiary that is an independent energy company engaged in the development and production of reserves located offshore the United States in the Gulf, focusing principally on the flextrend and deepwater areas. As of December 31, 1997, the Partnership owned interests in three lease blocks in the Gulf comprising 17,280 gross (10,080 net) acres. See "- Oil and Gas Reserves" for a discussion of the assumptions used in, and inherent difficulties relating to, estimating reserves. The Partnership sells all of its oil and gas production to Offshore Gas Marketing, Inc., an affiliate of the Partnership.

     In 1995, the Partnership acquired from Tatham Offshore a 75% working interest in Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117 (the "Acquired Properties") subject to certain reversionary rights.

     In connection with the merger of DeepTech and El Paso, Tatham Offshore has agreed to relinquish its reversionary rights relating to the Acquired Properties and the Partnership has agreed to exchange 7,500 shares of Tatham Offshore 9% Senior Convertible Preferred Stock currently held by the Partnership for 100% of Tatham Offshore's right, title and interest in and to Viosca Knoll Blocks 772, 773, 774, 817, 818 and 861, West Delta Block 35, Ewing Bank Blocks 871, 914, 915 and 916 and the platform located on Ship Shoal Block 331. At the closing, the Partnership will receive from/pay to Tatham Offshore an amount equal to the net cash generated from/required by such properties from January 1, 1998 through the closing date. In addition, the Partnership has agreed to assume all abandonment and restoration obligations associated with the platform and leases. This transaction has been approved by the Board of Directors of each of Tatham Offshore and Leviathan and is expected to close in July 1998.

     DESCRIPTION OF OIL AND GAS PROPERTIES

     Viosca Knoll Block 817. Viosca Knoll Block 817 is a producing property that is comprised of 5,760 gross (4,320 net) acres located 40 miles off the coast of Louisiana in approximately 650 feet of water. The Partnership acquired from Tatham Offshore a 75% working interest in Viosca Knoll Block 817 from the sea-floor through the stratigraphic equivalent of the base of the Tex X-6 Sand. Tatham Offshore owns the remaining 25% working interest in this property.

     The Partnership, as operator, concluded a drilling program and placed eight wells on production on Viosca Knoll Block 817. The Partnership does not anticipate drilling any more wells or having any other major expenditures with respect to this property except for the possible recompletion of certain existing wells. From inception of production in December 1995 through December 31, 1997, the Viosca Knoll project has produced 32,937 MMcf of gas and 64,770 barrels of oil, net to the Partnership's interest. The Viosca Knoll Block 817 is currently producing an aggregate of approximately 56 MMcf of gas and 865 barrels of water per day. Gas production from Viosca Knoll Block 817 is dedicated to the Partnership for gathering through the Viosca Knoll system and oil production is being transported through a Shell-operated system.

     Garden Banks Block 72. Garden Banks Block 72 covers 5,760 gross (2,880 net) acres and is located 120 miles off the coast of Louisiana in approximately 550 feet of water. Tatham Offshore and Midcon Exploration Company ("MidCon Exploration") jointly bought the Garden Banks Block 72 lease in 1991. In June 1995, the Partnership acquired from Tatham Offshore its 50% working interest (approximately 40.2% net revenue interest) in Garden Banks Block 72. MidCon Exploration owns the remaining 50% working interest in Garden Banks Block 72.

     Since May 1996, the Partnership has placed five wells on production at Garden Banks Block 72. The Partnership does not anticipate drilling any more wells or having any other major expenditures with respect to this property except for the possible recompletion of certain existing wells. Production at Garden Banks Block 72 totaled 2,081 MMcf of gas and 629,280 barrels of oil, net to the Partnership's interest, from the inception of production in May 1996 through December 31, 1997. The five wells are currently producing a total of approximately 2,100 barrels of oil, 8 MMcf of gas and 975 barrels of water per day. Gas production from Garden Banks Block 72 is being transported through the Stingray system and the oil production is delivered to the Poseidon pipeline.

     Garden Banks Block 117. Garden Banks Block 117 covers 5,760 gross (2,880 net) acres adjacent to Garden Banks Block 72 and is located in approximately 1,000 feet of water. Tatham Offshore and MidCon Exploration jointly acquired the Garden Banks Block 117 lease from Shell Offshore, Inc. under a farm-in arrangement which provides that Shell Offshore, Inc. retains a 1/12 overriding royalty interest in Garden Banks Block 117 with an option to convert the overriding royalty interest into a 30% working interest after the property has produced 25 million net equivalent barrels of oil. In November 1994, Tatham Offshore completed the drilling of its Garden Banks 117 #1 well. In June 1995, the Partnership acquired from Tatham Offshore its 50% working interest (approximately 37.5% net revenue interest) in Garden Banks Block 117. MidCon Exploration owns the remaining 50% working interest in Garden Banks Block 117.

     In July 1996 and May 1997, the Partnership completed and initiated production from the Garden Banks Block 117 #1 and #2 wells, respectively, which are currently producing a total of approximately 2,300 barrels of oil, 5 MMcf of gas and 4,290 barrels of water per day. Since inception of production through December 31, 1997, Garden Banks Block 117 produced 896 MMcf of gas and 499,925 barrels of oil, net to the Partnership's interest. The Partnership does not anticipate drilling any more wells on this property except for a possible recompletion of the Garden Banks 117 #2 well. Gas production from Garden Banks Block 117 is transported on the Stingray system and oil production is delivered to the Poseidon pipeline.

     COMPETITION

     The exploration and production of oil and gas is highly competitive and cyclical. Competition in the industry has increased significantly during the last several years due to an increase in worldwide demand for oil and gas, which has stabilized and periodically increased the prices of those commodities. However, from the mid 1980's through the early 1990's, increases in worldwide energy production capability, decreases in energy consumption as a result of conservation efforts, and the continued development of alternate energy sources have brought about substantial surpluses in oil and gas supplies, resulting in substantial competition for the marketing of oil and gas. As a result, there were precipitous declines in oil and gas prices and delays in producing and marketing natural gas after it is discovered. Changes in government regulations relating to the production, transportation and marketing of gas have also resulted in the abandonment by many pipelines of long-term contracts for the purchase of gas, the development by gas producers and other entities of their own marketing programs to take advantage of new regulations requiring pipelines to transport natural gas for regulated fees and an increasing tendency to rely on short-term sales contracts priced at spot market prices. See "- Regulation."

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

     OIL AND GAS RESERVES

     The following estimates of the Partnership's total proved developed and proved undeveloped reserves of oil and gas as of December 31, 1997 have been made by Netherland, Sewell & Associates, Inc. ("Netherland, Sewell), an independent petroleum engineering consulting firm.


                                                              Gas (MMcf)
                               Oil (barrels)         ------------------------------
                                  Proved              Proved              Proved
                                 Developed           Developed          Undeveloped
                                -----------          ---------          -----------

Viosca Knoll Block 817            132,663             22,937              1,839
Garden Banks Block 72             716,141              3,266               --
Garden Banks Block 117          1,270,151              2,121               --
                                ---------             ------              -----
  Total                         2,118,955             28,324              1,839
                                =========             ======              =====


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

     The following table sets forth, as of December 31, 1997, the estimated future net cash flows and the present value of estimated future net cash flows, discounted at 10% per annum, from the production and sale of the proved developed and undeveloped reserves attributable to the Partnership's interest in oil and gas properties as of such date, as determined by Netherland, Sewell in accordance with the requirements of applicable accounting standards, before income taxes.

                                                                               December 31, 1997
                                                                  ------------------------------------------
                                                                   Proved           Proved            Total
                                                                  Developed       Undeveloped        Proved
                                                                                (in thousands)
Undiscounted estimated future net cash flows
         from proved reserves before income taxes(1)               $75,635           $2,199          $77,834

Present value of estimated future net cash flows
         from proved reserves before
         income taxes, discounted at 10%                           $65,688           $1,678          $67,366

---------------------

(1) The average oil and gas prices, as adjusted by lease for gravity and Btu content, regional posted price differences and oil and gas price hedges in place and weighted by production over the life of the proved reserves, used in the calculation of estimated future net cash flows at December 31, 1997 are $17.54 per barrel of oil and $2.49 per Mcf of gas.

     In accordance with applicable requirements of the Securities and Exchange Commission (the "Commission"), the estimated discounted future net revenue from estimated proved reserves are based on prices and costs at fiscal year end unless future prices or costs are contractually determined at such date. Actual future prices and costs may be materially higher or lower. Actual future net revenue also will be affected by factors such as actual production, supply and demand for oil and gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs.

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

     Future net cash flows were discounted at 10% per annum to arrive at discounted future net cash flows. The 10% discount factor used to calculate present value is required by the Commission, but such rate is not necessarily the most appropriate discount rate. Present value of future net cash flows, irrespective of the discount rate used, is materially affected by assumptions as to timing of future oil and gas prices and production, which may prove to be inaccurate. In addition, the calculations of estimated net revenue do not take into account the effect of certain cash outlays, including, among other things, general and administrative costs, interest expense and Partnership distributions. The present value of future net cash flows shown above should not be construed as the current market value as of December 31, 1997, or any prior date, of the estimated oil and gas reserves attributable to the Partnership's properties.

     PRODUCTION, UNIT PRICES AND COSTS

     The following table sets forth certain information regarding the production volumes of, average unit prices received for and average production costs for the Partnership's sale of oil and gas for the periods indicated:

                                               Oil (barrels)                         Natural Gas (MMcf)
                                          Year Ended December 31,                 Year Ended December 31,
                                          -----------------------                 -----------------------
                                      1997         1996         1995          1997           1996        1995
                                      ----         ----         ----          ----           ----         ---
Net production (1)                   801,000      393,000         --         19,792         15,730         392
Average sales price (1)               $20.61       $21.76        $--         $ 2.08         $ 2.37      $ 2.35
Average production costs (2)          $ 1.98       $ 1.59        $--         $ 0.33         $ 0.27      $ 0.44

---------------------

(1) The information regarding production and unit prices excludes overriding royalty interests.

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

     ACREAGE

     The following table sets forth the Partnership's developed and undeveloped oil and gas acreage as of December 31, 1997. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres in the following table refer to the number of acres in which a working interest is owned directly by the Partnership. The number of net acres is the Partnership's fractional ownership of working interests in the gross acres.

                                       Gross      Net
                                      ------     ------
          Developed acreage            4,072      2,654
          Undeveloped acreage         13,208      7,426
                                      ------     ------
              Total acreage           17,280     10,080
                                      ======     ======
                                     10

     OIL AND GAS DRILLING ACTIVITY

     The following table sets forth the gross and net number of productive, dry and total exploratory wells and development wells that the Partnership has drilled in each of the respective years:


                                                 Year Ended December 31,
                                --------------------------------------------------------
                                      1997                  1996               1995
                                ----------------      ----------------    --------------
                                Gross       Net       Gross       Net     Gross     Net
EXPLORATORY
   Productive ................     --         --       1.00       0.50       --       --
   Dry .......................     --         --         --         --       --       --
                                -----      -----      -----      -----    -----    -----
           Total .............     --         --       1.00       0.50       --       --
                                =====      =====      =====      =====    =====    =====

DEVELOPMENT
   Productive ................     --         --      12.00       7.75     1.00     0.75
   Dry .......................     --         --       3.00       1.75       --       --
                                -----      -----      -----      -----    -----    -----
           Total .............     --         --      15.00       9.50     1.00     0.75
                                =====      =====      =====      =====    =====    =====

     As of December 31, 1997 and March 16, 1998, the Partnership owned 15 gross (9.5 net) producing wells.

MAJOR ENCUMBRANCES

     All of the operating assets in which the Partnership owns an interest are owned by subsidiaries or Equity Investees of the Partnership. Substantially all of the assets of the Partnership (primarily its interest in its subsidiaries) and its subsidiaries are pledged as collateral to secure obligations under the Partnership Credit Facility, as hereinafter defined. In addition, certain of the Equity Investees currently have, and others are expected to have, credit facilities pursuant to which substantially all of such Equity Investees' assets are or would be pledged. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

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

     General. The design, construction, operation and maintenance of the Gas Pipelines of certain of their gas transmission facilities are subject to regulation by the Department of Transportation under the Natural Gas Pipeline Safety Act of 1968 as amended (the "NGPSA"). Operations in offshore federal waters are regulated by the Department of Interior and the FERC. Under the Outer Continental Shelf Lands Act (the "OCSLA") as implemented by the FERC, pipelines that transport natural gas across the OCS must offer nondiscriminatory transportation of natural gas. Substantially all of the pipeline network owned by the Pipelines is located in federal waters in the Gulf, and the related rights-of-way were granted by the federal government, the agencies of which oversee such pipeline operations. Federal rights-of-way require compliance with detailed federal regulations and orders which regulate such operations.

     The Poseidon system is subject to regulation under the Hazardous Liquid Pipeline Safety Act ("HLPSA"). Operations in offshore federal waters are regulated by the Department of the Interior. In addition, under the OCSLA, as implemented by the FERC, pipelines that transport crude oil across the OCS must offer "equal access" to other potential shippers of crude. The Poseidon system is located in federal waters in the Gulf, and its right-of-way was granted by the federal government. Therefore, the FERC may assert that it has jurisdiction to compel Poseidon to grant access under the OCSLA to other shippers of crude oil upon the satisfaction of certain conditions and to apportion the capacity of the line among owner and non-owner shippers.

     Rates. Each of the Regulated Pipelines (Nautilus, Stingray, HIOS and UTOS) is classified as a "natural gas company" by the NGA. Consequently, the FERC has jurisdiction over the Regulated Pipelines with respect to transportation of gas, rates and charges, construction of new facilities, extension or abandonment of service and facilities, accounts and records, depreciation and amortization policies and certain other matters. In addition, the Regulated Pipelines hold certificates of public convenience and necessity issued by the FERC covering their facilities, activities and services.

     Under the terms of the Regulated Pipelines' tariffs on file at the FERC, the Regulated Pipelines may not charge or collect more than the maximum rates on file with the FERC. FERC regulations permit natural gas pipelines to charge maximum rates that generally allow pipelines the opportunity to (i) recover operating expenses, (ii) recover the pipeline's undepreciated investment in property, plant and equipment ("rate base") and (iii) receive an overall allowed rate of return on the pipeline's rate base. The Partnership believes that even after the rate base of any Regulated Pipeline is substantially depleted, the FERC will allow such Regulated Pipeline to recover a reasonable return, whether through a management fee or otherwise.

     Each of Nautilus, Stingray, HIOS and UTOS are currently operating under agreements with their respective customers that provide for rates that have been approved by the FERC and that will remain in effect until at least the fourth quarter of 1998. Stingray, HIOS and UTOS have each agreed to file new rate cases in the fourth quarter of 1998.

     On March 13, 1997, the FERC issued an order declaring Tarpon's facilities exempt from NGA regulation under the gathering exception, thereby terminating Tarpon's status as a "natural gas company" under the NGA. Tarpon has agreed, however, to continue service for shippers that have not executed replacement contracts on the terms and conditions, and at the rate reflected in, its last effective regulated tariff for two years from the date of the order. None of the Green Canyon, Ewing Bank, Manta Ray Offshore or Viosca Knoll systems is currently considered a "natural gas company" under the NGA. Consequently, these companies are not subject to extensive FERC regulation under the NGA or the Natural Gas Policy Act of 1978, as amended (the "NGPA"), and are thus allowed to negotiate the rates and terms of service with their respective shippers, subject to the "equal access" requirements of the OCSLA.

     The FERC has asserted its NGA rate jurisdiction over services performed through gathering facilities owned by a natural gas company (as defined in the NGA) when such services were performed "in connection with" transportation services provided by such natural gas company. Whether, and to what extent, the FERC should exercise any NGA rate jurisdiction it may be found to have over gathering facilities owned either by natural gas companies or affiliates thereof is subject to case-by-case review by the FERC. Based on current FERC policy and precedent, the Partnership does not anticipate that the FERC will assert or exercise any NGA rate jurisdiction over the Green Canyon, Ewing Bank, Manta Ray Offshore or Viosca Knoll systems, so long as the services provided through such lines are not performed "in connection with" transportation services performed through any of the Regulated Pipelines. However, in the event the merger between DeepTech and El Paso is consummated, the FERC may have the opportunity to consider whether such event constitutes a change affecting the jurisdictional status of Viosca Knoll.

     The FERC has generally disclaimed jurisdiction to set rates for oil pipelines in the OCS under the Interstate Commerce Act. As a result, Poseidon has not filed tariffs with the FERC.

     Production and Development. The production and development operations of the Partnership are subject to regulation at the federal and state levels. Such regulation includes requiring permits for the drilling of wells and maintaining bonds and insurance requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The Partnership's production and development operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled, the levels of production, and the unitization or pooling of oil and gas properties.

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

OPERATIONAL HAZARDS AND INSURANCE

     A pipeline may experience damage as a result of an accident or other natural disaster. In addition, the Partnership's production and development operations are subject to the usual hazards incident to the drilling and production of natural gas and crude oil, such as blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damages and suspension of operations. To mitigate the impact of repair costs associated with such an accident or disaster, the Partnership maintains insurance of various types that it considers to be adequate to cover its operations. The Insurance Package covers all of the Partnership's assets in amounts considered reasonable, other than for the Partnership's 50% interest in the assets of Stingray, for which insurance is carried at the Stingray partnership level. The Insurance Package is subject to deductibles that the Partnership considers reasonable and not excessive. The Partnership's insurance does not cover every potential risk associated with operating pipelines or the drilling and production of oil and natural gas. Consistent with insurance coverage generally available to the industry, the Partnership's insurance policies do not provide coverage for losses or liabilities relating to pollution, except for sudden and accidental occurrences. The Partnership does, however, have a Certificate of Financial Responsibility of $150 million. See "- Environmental - Water."

     The occurrence of a significant event not fully insured or indemnified against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect the Partnership's operations and financial condition. The Partnership believes that it is adequately insured for public liability and property damage to others with respect to its operations. However, no assurance can be given that the Partnership will be able to maintain adequate insurance in the future at rates it considers reasonable.

ENVIRONMENTAL

     General. The Partnership's operations are subject to extensive federal, state and local statutory and regulatory requirements relating to environmental affairs, health and safety, waste management and chemical products. In recent years, these requirements have become increasingly stringent and in certain circumstances, they impose "strict liability" on a company, rendering it liable for environmental damage without regard to negligence or fault on the part of such company. To the Partnership's knowledge, its operations are in substantial compliance, and are expected to continue to comply in all material respects, with applicable environmental laws, regulations and ordinances.

     It is possible, however, that future developments, such as stricter environmental laws, regulations or enforcement policies could affect the handling, manufacture, use, emission or disposal of substances or wastes by the Partnership or the Pipelines. In addition, some risk of environmental costs and liabilities is inherent in the Partnership's operations and products as it is with other companies engaged in similar or related businesses, and there can be no assurance that material costs and liabilities, including substantial fines and criminal sanctions for violation of environmental laws and regulations, will not be incurred by the Partnership. Furthermore, the Partnership will likely be required to increase its expenditures during the next several years to comply with higher industry and regulatory safety standards. However, such expenditures cannot be accurately estimated at this time.

     Pipelines. In addition to the NGA, the NGPA and the OCSLA, several federal and state statutes and regulations may pertain specifically to the operations of the Pipelines. The Hazardous Materials Transportation Act, as amended, regulates materials capable of posing an unreasonable risk to health, safety and property when transported in commerce. The NGPSA and the HLPSA authorize the development and enforcement of regulations governing pipeline transportation of natural gas and hazardous liquids. Although federal jurisdiction is exclusive over regulated pipelines, the statutes allow states to impose additional requirements for intrastate lines if compatible with federal programs. Both Texas and Louisiana have developed regulatory programs that parallel the federal program for the transportation of natural gas by pipelines.

     Solid Waste. The Pipelines' operations may generate or transport both hazardous and nonhazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act, as amended, 42 U.S.C.
Section 6901 et. seq., and its regulations, and comparable state statutes and regulations. Further, it is possible that some wastes that are currently classified as nonhazardous, via exemption or otherwise, perhaps including wastes currently generated during pipeline operations, may, in the future, be designated as "hazardous wastes," which would then be subject to more rigorous and costly treatment, storage, transportation and disposal requirements. Such changes in the regulations may result in additional expenditures or operating expenses by the Partnership.

         Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), 42 U.S.C. Section 9601 et. seq., and comparable state statutes, also known as "Superfund" laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that cause or contribute to the release of a "hazardous substance" into the environment. These persons include the current owner or operator of a site, the past owner or operator of a site, and companies that transport, dispose of, or arrange for the disposal of the hazardous substances found at the site. CERCLA also authorizes the Environmental Protection Agency (the "EPA") or state agency, and in some cases, third parties, to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Despite the "petroleum exclusion" of Section 101 (14) that currently encompasses natural gas, the Partnership may nonetheless generate or transport "hazardous substances" within the meaning of CERCLA, or comparable state statutes, in the course of its ordinary operations. Thus, the Partnership may be responsible under CERCLA or the state equivalents for all or part of the costs required to cleanup sites where a release of a hazardous substance has occurred.

     Air. The Partnership's operations may be subject to the Clean Air Act ("CAA"), 42 U.S.C. Section 7401-7642, and comparable state statutes. The 1990 CAA amendments and accompanying regulations, state or federal, may impose certain pollution control requirements with respect to air emissions from operations, particularly in instances where a company constructs a new facility or modifies an existing facility. The Partnership may also be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. However, the Partnership does not believe its operations will be materially adversely affected by any such requirements.

     Water. The Federal Water Pollution Control Act ("FWPCA") and Clean Water Act, 33 U.S.C. Section 1311 et. seq., impose strict controls against the unauthorized discharge of produced waters and other oil and gas wastes into navigable waters. The FWPCA provides for civil and criminal penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and along with the Oil Pollution Act of 1990 ("OPA"), imposes substantial potential liability for the costs of removal, remediation and damages. Similarly, the OPA imposes liability for the discharge of oil into or upon navigable waters or adjoining shorelines. Among other things, the OPA raises liability limits, narrows defenses to liability and provides more instances in which a responsible party is subject to unlimited liability. One provision of the OPA requires that offshore facilities establish and maintain evidence of financial responsibility of $150 million. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of an unauthorized discharge of petroleum or its derivatives into state waters. Further, the Coastal Zone Management Act authorizes state implementation and development of programs containing management measures for the control of nonpoint source pollution to restore and protect coastal waters.

     Endangered Species. The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened plant and animal species, nor destroy or modify the critical habitat of such species. Under the ESA, certain exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. The ESA provides for criminal penalties for willful violations of this act. Other statutes which provide protection to animal and plant species and thus may apply to the Partnership's operations are the Marine Mammal Protection Act, the Marine Protection and Sanctuaries Act, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, and the Migratory Bird Treaty Act. The National Historic Preservation Act may impose similar requirements.

     Communication of Hazards. The Occupational Safety and Health Act, as amended, 29 U.S.C. Section 651 et. seq., the Emergency Planning and Community Right-to-Know Act, as amended, 42 U.S.C. Section 11001 et. seq., and comparable state statutes require the Partnership to organize and disseminate information to employees, state and local organizations, and the public about the hazardous materials used in its operations and its emergency planning.

EMPLOYEES

     Leviathan and the Partnership depend primarily upon the employees of and management services provided by DeepTech under a management agreement (the "Management Agreement"). The Partnership reimburses Leviathan, as General Partner, for all reasonable general and administrative expenses and other reasonable expenses, incurred by Leviathan and its affiliates for or on behalf of the Partnership including, but not limited to, amounts payable by Leviathan to DeepTech under the Management Agreement. A subsidiary of the Partnership has 11 full time employees, based in Houma, Louisiana, to perform operational functions for its gas pipeline and platform operations.

     Because DeepTech has historically provided management services for Leviathan and the Partnership, upon completion of the merger between DeepTech and El Paso, Leviathan and the Partnership will hire a management team comprised of the DeepTech employees that were primarily responsible for the operation of the Partnership, including the current Chief Executive Officer and the President of Leviathan. See Part III - Item 10. "Directors and Executive Officers of the Registrant."

UNCERTAINTY OF FORWARD LOOKING STATEMENTS AND INFORMATION

     This Annual Report contains certain forward looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "project," "should," "may," "management believes," and words or phrases of similar import. Although management believes that such statements and expressions are reasonable and made in good faith, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial condition are: (i) competitive practices in the industry in which the Partnership competes, (ii) the impact of current and future laws and government regulations affecting the industry in general and the Partnership's operations in particular, (iii) environmental liabilities to which the Partnership may become subject in the future that are not covered by an indemnity or insurance, (iv) the throughput levels achieved by the Pipelines and any future pipelines in which the Partnership owns an interest, (v) the ability to access additional reserves to offset the natural decline in production from existing wells connected to the Pipelines, (vi) changes in gathering, transportation, processing, handling and other rates due to changes in government regulation and/or competitive factors, (vii) the impact of oil and natural gas price fluctuations, (viii) the production rates and reserve estimates associated with the Partnership's producing oil and gas properties, (ix) significant changes from expectations of capital expenditures and operating expenses and unanticipated project delays and (x) the ability of the Equity Investees to make distributions to the Partnership. The Partnership disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

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

     "MBbl" means thousand barrels, a barrel is a standard measure of volume for oil, condensate and natural gas liquids which equals 42 U.S. gallons.

     "Mcf" means thousand cubic feet, a standard measure of volume for gas.

     "MMcf" means million cubic feet.

     "net" oil and natural gas wells or "net" acres or "net" production or reserves are the total gross number of wells, acres, production or reserves, respectively, in which the Partnership has an interest multiplied times the Partnership's working interest in such wells, acres, production or reserves.

     "OCS" means Outer Continental Shelf; an area offshore the United States over which the federal government has jurisdiction, which extends from the end of state territorial waters (three to twelve nautical miles offshore, depending on the state) to 200 nautical miles from shore. The term OCS as used herein includes not only those areas on the Shelf itself but those areas in the flextrend and the deepwater, to a limit of 200 nautical miles, as well.

     "recompletion" means the completion of an existing well for production from a formation that exists behind the casing of the well.

     "royalty" means an interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually carved from the leasehold interest pursuant to an assignment to a third party reserved by an owner of the leasehold in connection with a transfer of the leasehold to a subsequent owner.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is involved from time to time in various claims, actions, lawsuits and regulatory matters that have arisen in the ordinary course of business, including various rate cases and other proceedings before the FERC. See Items 1& 2. "Business and Properties - Regulation."

     In particular, the Partnership is a defendant in a lawsuit filed by Transcontinental Gas Pipe Line Corporation ("Transco") in the 157th Judicial District Court, Harris County, Texas on August 30, 1996. Transco alleges that, pursuant to a platform lease agreement entered into on June 28, 1994, Transco has the right to expand its facilities and operations on the offshore platform by connecting additional pipeline receiving and appurtenant facilities. Management has denied Transco's request to expand its facilities and operations because the lease agreement does not provide for such expansion and because Transco's activities will interfere with the Manta Ray Offshore system and the Partnership's existing and planned activities on the platform. Transco has requested a declaratory judgment and is seeking damages. It is the opinion of management that adequate defenses exist and that the final disposition of this suit individually, and all of the Partnership's other pending legal proceedings in the aggregate, will not have a material adverse effect on the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Partnership during the three months ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Preference Units are listed on the NYSE, which is the principal trading market for such securities, under the symbol "LEV." As of March 16, 1998, there were approximately 665 holders of record of the Preference Units. The following table sets forth the high and low sales prices for the Preference Units as reported on the NYSE and the cash distributions declared per Unit for the periods indicated.

                           Preference Unit
                             Price Range
                           ---------------         Distributions
                          High          Low      Declared per Unit
                          ----          ---      -----------------
    1996
First Quarter           $ 16.19       $ 13.75       $ 0.325
Second Quarter            18.00         15.69         0.350
Third Quarter             21.19         18.00         0.375
Fourth Quarter            22.81         20.75         0.400

    1997
First Quarter           $ 24.25       $ 19.00       $ 0.425
Second Quarter            26.375        20.375        0.450
Third Quarter             28.75         23.25         0.475
Fourth Quarter            33.125        28.00         0.500

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents (i) selected consolidated financial data of the Partnership for the years ended December 31, 1997, 1996, 1995 and 1994, for the period from commencement of operations on February 19, 1993 to December 31, 1993, and as of each of the periods then ended and (ii) selected consolidated financial data of Leviathan for the period from July 1, 1992 through February 18, 1993. The selected financial data of the Partnership at December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 has been derived from the consolidated financial statements of the Partnership included elsewhere in this Annual Report. The selected financial data of the Partnership for the year ended December 31, 1994, for the period from commencement of operations on February 19, 1993 through December 31, 1993 and at December 31, 1995, 1994 and 1993 has been derived from the historical consolidated financial statements of the Partnership. The selected consolidated financial data of Leviathan for the period from July 1, 1992 through February 18, 1993 has been derived from the historical consolidated financial statements of Leviathan.

                                                                       The Partnership                                Leviathan
                                                  ----------------------------------------------------------------   -----------
                                                                                                    Period from
                                                                                                 February 19, 1993
                                                                                                  (Commencement of   Period from
                                                                                                     Operations)     July 1, 1992
                                                        Year Ended December 31,                        through         through
                                                  ----------------------------------------------    December 31,     February 18,
                                                    1997         1996         1995        1994           1993            1993
                                                    ----         ----         ----        ----   -----------------   ------------
Statement of Operations:
Oil and gas sales...........................      $58,106      $47,068      $ 1,858      $   796        $   551         $   103
Gathering, transportation
   and platform services....................       17,329       24,005       20,547       18,554         14,588           7,227
Equity in earnings..........................       29,327       20,434       19,588       14,786          9,351           7,326
                                                  -------      -------      -------      -------        -------         -------
         Total revenue......................      104,762       91,507       41,993       34,136         24,490          14,656
                                                  -------      -------      -------      -------        -------         -------

Operating expenses..........................       11,352        9,068        4,092        1,876          1,534             664
Depreciation, depletion and amortization....       46,289       31,731        8,290        5,085          2,679           1,003
Impairment, abandonment and other...........       21,222          --           --           --             --              --
General and administrative expenses.........        5,869          788        1,273        2,269          1,216           1,405
Management fee and general and
   administrative expenses allocated
   from general partner/parent..............        8,792        7,752        5,796        3,139          1,728           1,272
                                                  -------      -------      -------      -------        -------         -------
         Total operating costs..............       93,524       49,339       19,451       12,369          7,157           4,344
                                                  -------      -------      -------      -------        -------         -------

Operating income............................       11,238       42,168       22,542       21,767         17,333          10,312
Interest income and other...................        1,475        1,710        1,884        1,293            187             351
Interest and other financing costs..........      (14,169)      (5,560)        (833)        (912)          (426)         (8,064)
Minority interest in income.................            7         (427)        (251)        (216)          (171)            --
                                                  -------      -------      -------      -------        -------         -------
(Loss) income before income taxes...........       (1,449)      37,891       23,342       21,932         16,923           2,599
Income tax (benefit) expense................         (311)        (801)        (603)        (136)            93             817
                                                  -------      -------      -------      -------        -------         -------
         Net (loss) income..................      $(1,138)     $38,692      $23,945      $22,068        $16,830         $ 1,782
                                                  =======      =======      =======      =======        =======         =======
Basic and diluted (loss) income per Unit....      $ (0.06)     $  1.57      $  0.97      $  1.02        $  0.91         $   --
                                                  =======      =======      =======      =======        =======         =======
Distributions per Unit......................      $  1.75      $  1.35      $  1.20      $  1.20        $  0.70         $   --
                                                  =======      =======      =======      =======        =======         =======

Balance Sheet Data:
Property, plant and equipment, net..........     $200,639     $286,555     $285,275     $126,802        $63,313             (a)
Equity investments..........................      182,301      107,838       82,441       80,560         50,747             (a)
Total assets................................      409,842      453,526      398,696      231,043        124,980             (a)
Long-term debt..............................      238,000      227,000      135,780        8,000          8,000             (a)
Partners' capital:
   Preference unitholders...................      163,426      196,224      192,225      196,340        115,061             (a)
   Common unitholder........................      (15,400)      (3,969)      (5,380)      (3,960)        (3,024)            (a)
   General partner..........................       (4,060)        (232)          (4)          51            117             (a)
         Total partners' capital............      143,966      192,023      186,841      192,431        112,154             (a)

-----------------------------------------

(a) Balance sheet data as of February 18, 1993 related to Leviathan has been omitted as the information is not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Partnership's consolidated financial statements and the notes thereto located elsewhere in this Annual Report and the information set forth under the heading "Selected Financial Data" and is intended to assist in the understanding of the Partnership's financial position and results of operations for each of the years ended December 31, 1997, 1996 and 1995.

     RESULTS OF OPERATIONS

        YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     Oil and gas sales totaled $58.1 million for the year ended December 31, 1997 as compared with $47.1 million for the year ended December 31, 1996. The increase of $11.0 million is attributable to increased production from the Partnership's oil and gas properties as a result of initiating production from Viosca Knoll Block 817 in December 1995, Garden Banks Block 72 in May 1996 and Garden Banks Block 117 in July 1996. During the year ended December 31, 1997, the Partnership produced and sold 19,792 MMcf of gas and 801,000 barrels of oil at average prices of $2.08 per Mcf and $20.61 per barrel, respectively. During 1996, the Partnership produced and sold 15,730 MMcf of gas and 393,000 barrels of oil at average prices of $2.37 per Mcf and $21.76 per barrel, respectively.

     Revenue from gathering, transportation and platform services totaled $17.3 million for the year ended December 31, 1997 as compared with $24.0 million for the year ended December 31, 1996. The decrease of $6.7 million reflects decreases of (i) $7.6 million as a result of the contribution of a significant portion of the Manta Ray system to Manta Ray Offshore in January 1997 resulting in revenue from these assets being included in equity in earnings for the remainder of the year ended December 31, 1997 and (ii) $3.0 million related to lower throughput on the Ewing Bank system offset by increases of (i) $1.8 million in platform services from the Partnership's Viosca Knoll Block 817 platform as a result of additional oil and gas volumes processed on the platform and (ii) $2.1 million from the Tarpon and Green Canyon systems primarily related to (x) the deregulation of the Tarpon system allowing the Partnership to recognize additional revenue during the current period related to the gathering fees collected in prior periods and (y) new production attached to these systems. Gathering volumes from the Tarpon system increased approximately 52% during the year ended December 31, 1997 as compared with the year ended December 31, 1996 as a result of new producing fields attached to the system in June and July 1997. Gathering volumes for the Green Canyon system increased 4% for the year ended December 31, 1997 as compared with the year ended December 31, 1996 due to increased production from the Texaco-operated field located in Green Canyon Block 6. Gathering volumes from the Manta Ray system, prior to its contribution to Manta Ray Offshore, declined 34% as compared with 1996 as a result of temporary platform related production problems from two of the fields connected to the Manta Ray system. Gathering volumes from the Ewing Bank system declined 82% during the year ended December 31, 1997 as compared with the same period in 1996 due to a downhole mechanical problem in May 1997 which caused Tatham Offshore's Ewing Bank 914 #2 well to be shut-in.

     Revenue from the Equity Investees totaled $29.3 million for the year ended December 31, 1997 as compared with $20.4 million for the year ended December 31, 1996. The increase of $8.9 million primarily reflects increases of (i) $2.9 million from Viosca Knoll and UTOS as a result of increased throughput, (ii) $1.6 million from POPCO, which placed Poseidon in service in three-phases, April 1996, December 1996 and December 1997, (iii) $0.4 million from West Cameron Dehy, (iv) $3.7 million from Manta Ray Offshore related to the Manta Ray assets contributed by the Partnership and (v) $2.2 million from Nautilus, primarily as a result of Nautilus recognizing as other income an allowance for funds used during construction offset by (vi) a $1.9 million decrease in Stingray and HIOS as a result of increased maintenance costs during 1997. Total gas throughput volumes for the Equity Investees increased approximately 9% from 1996 to 1997 primarily as a result of increased throughput on the Viosca Knoll and UTOS systems as well as the addition of the Manta Ray Offshore system throughput as an Equity Investee, as discussed above. Oil volumes from Poseidon totaled 19.0 million barrels for the year ended December 31, 1997 as compared with 7.5 million barrels for the period from inception of operations in April 1996 through December 31, 1996.

     Operating expenses for the year ended December 31, 1997 totaled $ 11.4 million as compared with $9.1 million for the year ended December 31, 1996. The increase of $2.3 million is primarily attributable to additional maintenance costs related to the platforms operated by the Partnership and the operation by the Partnership of one additional oil and gas well during 1997.

     Depreciation, depletion and amortization totaled $46.3 million for the year ended December 31, 1997 as compared with $31.7 million for the year ended December 31, 1996. The increase of $14.6 million reflects an increase of $19.7 million in depreciation and depletion on the oil and gas wells and facilities located on Viosca Knoll Block 817, Garden Banks Block 72 and Garden Banks Block 117 as a result of increased production from these leases which initiated production in December 1995, May 1996 and July 1996, respectively, offset by a decrease of $5.1 million in depreciation on pipelines, platforms and facilities.

     Impairment, abandonment and other totaled $21.2 million for the year ended December 31, 1997 and consisted of a non-recurring charge to reserve the Partnership's investment in certain gathering facilities and other assets associated with Tatham Offshore's Ewing Bank 914 #2 well and Ship Shoal Block 331 property, to accrue the Partnership's abandonment obligations associated with the gathering facilities serving these properties, to reserve the Partnership's noncurrent receivable related to the prepayment of the demand charge obligations under certain agreements related to the Ewing Bank and Ship Shoal leases and to accrue certain abandonment obligations associated with its oil and gas properties. See "Notes to Consolidated Financial Statements - Note 5
- Impairment, Abandonment and Other" located elsewhere in this Annual Report.

     General and administrative expenses, including the management fee allocated from Leviathan, totaled $14.7 million for the year ended December 31, 1997 as compared with $8.5 million for the year ended December 31, 1996. General and administrative expenses for the year ended December 31, 1996 were reduced by a one-time $1.4 million reimbursement from POPCO as a result of the Partnership's management of the initial construction of Poseidon. Excluding this one-time reimbursement by POPCO, general and administrative expenses for the year ended December 31, 1997 increased $4.7 million as compared to the year ended December 31, 1996. This increase reflects (i) a $1.5 million increase in management fees allocated by Leviathan to the Partnership as a result of increased operational activities, (ii) a $3.6 million increase in direct general and administrative expenses of the Partnership primarily related to the appreciation and vesting of unit appreciation rights granted to certain officers and employees in 1995, 1996 and 1997 and (iii) a $0.4 million decrease in the reimbursement to DeepTech for certain tax liabilities pursuant to the management agreement with Leviathan. See "Notes to Consolidated Financial Statements - Note 8 - Partners' Capital" and "
- Note 10 - Related Party Transactions - Management Fees" located elsewhere in this Annual Report.

     Interest income and other totaled $1.5 million for the year ended December 31, 1997 as compared with $1.7 million for the year ended December 31, 1996.

     Interest and other financing costs, net of capitalized interest, for the year ended December 31, 1997 totaled $14.2 million as compared with $5.6 million for the year ended December 31, 1996. During the years ended December 31, 1997 and 1996, the Partnership capitalized $1.7 million and $11.9 million, respectively, of interest costs in connection with construction projects and drilling activities in progress during such periods.

     Net loss for the year ended December 31, 1997 totaled $1.1 million as compared with net income of $38.7 million for the year ended December 31, 1996 as a result of the items discussed above.

     YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

     Oil and gas sales totaled $47.1 million for the year ended December 31, 1996 as compared with $1.9 million for the year ended December 31, 1995. The increase of $45.2 million is attributable to the initiation of production from the Partnership's Viosca Knoll Block 817 in December 1995, Garden Banks Block 72 in May 1996 and Garden Banks Block 117 in July 1996. During the year ended December 31, 1996, the Partnership produced and sold 15,730 MMcf of gas and 393,000 barrels of oil at average prices of $2.37 per Mcf and $21.76 per barrel, respectively. During 1995, the Partnership produced and sold 392 MMcf of gas at an average price of $2.35 per Mcf.

     Revenue from gathering, transportation and platform services totaled $24.0 million for the year ended December 31, 1996 as compared with $20.5 million for the year ended December 31, 1995. The increase of $3.5 million includes increases of $3.0 million in platform services from the Partnership's Viosca Knoll Block 817 platform, which was placed in service during the third quarter of 1995 and $2.6 million related to the Green Canyon system attributable to the connection of a new gas field located in Green Canyon Block 136 to the system offset by a decrease of $2.1 million attributable to lower throughput on the Ewing Bank and Tarpon systems due to normal production declines from the wells attached to such systems. Volumes for the gathering systems increased 15.4% from the year ended December 31, 1995 to the year ended December 31, 1996. This increase is primarily a result of increased throughput on the Green Canyon system as a result of the addition of Green Canyon Block 136 partially offset by lower production from the producing fields attached to the Ewing Bank, Tarpon and Manta Ray Offshore systems.

     Revenue from the Equity Investees totaled $20.4 million for the year ended December 31, 1996 as compared with $19.6 million for the year ended December 31, 1995. The increase of $0.8 million primarily reflects increases of (i) $3.4 million from Viosca Knoll as a result of increased throughput on the system,
(ii) $1.1 million from POPCO, which placed Poseidon in service in April 1996 and December 1996, and (iii) $0.7 million from West Cameron Dehy, which was placed in service in November 1995, offset by a decrease of $4.4 million related primarily to Stingray, HIOS and UTOS. Total gas throughput volumes for the Equity Investees increased approximately 15.6% from the year ended December 31, 1995 to the year ended December 31, 1996 primarily as a result of increased throughput on the Viosca Knoll, HIOS and Stingray systems. Oil volumes from Poseidon totaled 7.5 million barrels for the period from inception of operations in April 1996 through December 31, 1996.

     Operating expenses for the year ended December 31, 1996 totaled $9.1 million as compared with $4.1 million for the year ended December 31, 1995. The increase of $5.0 million is primarily attributable to the operation by the Partnership of 12 additional oil and gas wells during the year ended December 31, 1996 as compared with the same period in 1995.

     Depreciation, depletion and amortization totaled $31.7 million for the year ended December 31, 1996 as compared with $8.3 million for the year ended December 31, 1995. The increase of $23.4 million results primarily from depreciation and depletion on the oil and gas wells and facilities located on Viosca Knoll Block 817, Garden Banks Block 72 and Garden Banks Block 117, depreciation on additional platforms and facilities constructed by the Partnership and accelerated depreciation on the Ewing Bank flow lines.

     General and administrative expenses, including the management fee allocated from Leviathan, totaled $8.5 million for the year ended December 31, 1996 as compared with $7.1 million for the year ended December 31, 1995. The increase of $1.4 million primarily reflects (i) a $1.2 million reimbursement to DeepTech for certain tax liabilities incurred by DeepTech as a result of the Partnership's public offering of an additional Preference Units in June 1994, (ii) a $0.8 million increase in management fees allocated by Leviathan to the Partnership as a result of increased operational activities and (iii) a $0.8 million increase in other general and administrative expenses of the Partnership, also as a result of increased Partnership activities, offset by a $1.4 million reimbursement from POPCO as a result of the Partnership's management of the initial construction of Poseidon. See "Notes to Consolidated Financial Statements - Note 10 - Related Party Transactions - Management Fees" and "- Note 10 - Related Party Transactions - Other" located elsewhere in this Annual Report.

     During the year ended December 31, 1995, the Partnership recognized a $1.2 million gain on sale of certain oil and gas mineral leaseholds.

     Interest income and other totaled $1.7 million for the year ended December 31, 1996 as compared with $0.6 million for the year ended December 31, 1995. The increase in interest income is primarily due to accrued interest of $1.1 million related to the $7.5 million that was added to a payout amount in connection with restructuring the demand charges payable to the Partnership from Tatham Offshore. See "Notes to Consolidated Financial Statements - Note 5 Impairment, Abandonment and Other" located elsewhere in this Annual Report.

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

     LIQUIDITY AND CAPITAL RESOURCES

     Sources of Cash. The Partnership intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash from operations and borrowings under the Partnership Credit Facility (discussed below). Net cash provided by operating activities for the year ended December 31, 1997 totaled $67.5 million. At December 31, 1997, the Partnership had cash and cash equivalents of $6.4 million.

     Cash from operations is derived from (i) payments for gathering gas through the Partnership's 100% owned pipelines, (ii) platform access and processing fees, (iii) cash distributions from Equity Investees and (iv) the sale of oil and gas attributable to the Partnership's interest in its producing properties. Oil and gas properties are depleting assets and will produce reduced volumes of oil and gas in the future unless additional wells are drilled or recompletions of existing wells are successful. See Items 1 & 2. "Business and Properties - Oil and Gas Properties - Description of Oil and Gas Properties" for current production rates from these properties.

     The Partnership's cash flows from operations will be affected by the ability of each Equity Investee to make distributions. Distributions from such entities are also subject to the discretion of their respective management committees. Further, each of Stingray, POPCO and Viosca Knoll is party to a credit agreement under which it has outstanding obligations that may restrict the payments of distributions to its owners. Distributions to the Partnership from Equity Investees during the year ended December 31, 1997 totaled $27.1 million.

     The Partnership Credit Facility is a revolving credit facility providing for up to $300 million of available credit subject to customary terms and conditions, including certain debt incurrence limitations. Proceeds from the Partnership Credit Facility are available to the Partnership for general partnership purposes, including financing of capital expenditures, for working capital, and subject to certain limitations, for paying distributions to the Unitholders. The Partnership Credit Facility can also be utilized to issue letters of credit as may be required from time to time; however, no letters of credit are currently outstanding. The Partnership Credit Facility matures in December 1999; is guaranteed by Leviathan and each of the Partnership's subsidiaries; and is secured by the Management Agreement, substantially all of the assets of the Partnership and Leviathan's 1% general partner interest in the Partnership and approximate 1% interest in certain subsidiaries of the Partnership. As of December 31, 1997, the Partnership had $238.0 million outstanding under its credit facility bearing interest at an average floating rate of 6.61% per annum. Currently, approximately $38.0 million of additional funds are available under the Partnership Credit Facility.

     In December 1995, Stingray amended an existing term loan agreement to provide for aggregate outstanding borrowings of up to $29.0 million in principal amount. The agreement requires the payment of principal by Stingray of $1.45 million per quarter. The term loan agreement is principally secured by current and future gas transportation contracts between Stingray and its customers and matures on December 31, 2000. As of December 31, 1997, Stingray had $17.4 million outstanding under its term loan agreement bearing interest at an average floating rate of 6.5% per annum.

     In April 1996, POPCO entered into a revolving credit facility (the "POPCO Credit Facility") with a group of commercial banks to provide up to $150 million for the construction and expansion of Poseidon and for other working capital needs of POPCO. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The POPCO Credit Facility is secured by a substantial portion of POPCO's assets and matures on April 30, 2001. As of December 31, 1997, POPCO had $120.5 million outstanding under its credit facility bearing interest at an average floating rate of 7.2% per annum. Currently, approximately $25.0 million of additional funds are available under the POPCO Credit Facility.

     In December 1996, Viosca Knoll entered into a revolving credit facility (the "Viosca Knoll Credit Facility") with a syndicate of commercial banks to provide up to $100 million for the addition of compression to the Viosca Knoll system and for other working capital needs of Viosca Knoll, including funds for a one-time distribution of $25 million to its partners. Viosca Knoll's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The Viosca Knoll Credit Facility is secured by a substantial portion of Viosca Knoll's assets and matures on December 20, 2001. As of December 31, 1997, Viosca Knoll had $52.2 million outstanding under its credit facility bearing interest at an average floating rate of 6.7% per annum. Currently, approximately $18.7 million of additional funds are available under the Viosca Knoll Credit Facility.

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

     For every full quarter since its inception, the Partnership has declared and subsequently paid a cash distribution to holders of Preference Units and Common Units an amount equal to or exceeding the Minimum Quarterly Distribution (as described in the Partnership Agreement) per Unit per quarter. See Item 5. "Market for Registrant's Common Stock and Related Stockholder Matters". At the current distribution rate of $0.50 per Unit, the quarterly Partnership distributions total $14.8 million in respect of the Preference Units, Common Units and general partner interest ($59.2 million on an annual basis, including $23.0 million to Leviathan). The Partnership believes that it will be able to continue to pay at least the current quarterly distribution of $0.50 per Preference and Common Unit for the foreseeable future.

     Distributions by the Partnership of its Available Cash are effectively made 98% to Unitholders and 2% to Leviathan, as General Partner, subject to the payment of incentive distributions to Leviathan if certain target levels of cash distributions to Unitholders are achieved ("Incentive Distributions"). As an incentive, the General Partner's interest in the portion of quarterly cash distributions in excess of $0.325 per Unit and less than or equal to $0.375 per Unit is increased to 15%. For quarterly cash distributions over $0.375 per Unit but less than or equal to $0.425 per Unit, the general partner receives 25% of such incremental amount and for all quarterly cash distributions in excess of $0.425 per Unit, the general partner receives 50% of the incremental amount. For the year ended December 31, 1997, the Partnership paid Leviathan Incentive Distributions totaling $3.9 million and paid Leviathan an Incentive Distribution of $2.4 million in February 1998.

     In January 1997, the Partnership and affiliates of Marathon and Shell formed Nautilus to construct and operate a new interstate natural gas pipeline system. In addition, the same parties formed Manta Ray Offshore to acquire an existing gathering system from the Partnership. The gathering system was extended and is currently delivering gas to several downstream pipelines, including the Nautilus system. The Nautilus and Manta Ray Offshore systems are located to serve growing production areas in the Green Canyon area of the Gulf and are indirectly owned 50% by Shell, 24.3% by Marathon and 25.7% by the Partnership. The capital costs associated with the construction of the Nautilus interstate pipeline system and the expansion of the Manta Ray Offshore gathering system, including the value of the existing assets contributed by the partners, totaled approximately $250 million. The Nautilus system consists of 101 miles of 30-inch pipeline downstream from Ship Shoal Block 207 connecting to a gas processing plant, onshore Louisiana, operated by Exxon, plus certain facilities downstream of the Exxon plant to effect deliveries into multiple interstate pipelines. Upstream of the Ship Shoal Block 207 platform, the existing Manta Ray Offshore gathering system was extended into a broader gathering system that serves shelf and deepwater production areas around Ewing Bank Block 1008 to the east and Green Canyon Block 65 to the west. The Manta Ray Offshore 47-mile expansion was completed and placed in service in November 1997. The Nautilus system, including the related onshore facilities and platform connections, was completed and placed in service in December 1997. Affiliates of Marathon and Shell dedicated for transportation and gathering to each of the Nautilus and Manta Ray Offshore systems significant deepwater acreage positions in the area and provided substantially all of the capital funding for the new construction. The Partnership provided $11.1 million of funding in the form of a newly constructed compressor in addition to its contribution of the Manta Ray Offshore system.

     The Partnership anticipates that its capital expenditures and equity investments for 1998 will relate to continuing acquisition and construction activities, including the construction and installation of a new platform and processing facilities at East Cameron Block 373. This platform, which the Partnership anticipates will be placed in service during April 1998 at a projected cost of approximately $32 million, will be strategically located to exploit reserves in the East Cameron and Garden Banks area of the Gulf and will be the terminus for an extension of the Stingray system. The Partnership anticipates funding such cash requirements primarily with available cash flow and borrowings under the Partnership Credit Facility.

     Substantially all of the capital expenditures by POPCO, Viosca Knoll and Stingray were funded by borrowings under their respective credit facilities, and any future capital expenditures by POPCO, Viosca Knoll and Stingray are anticipated to be funded by borrowings under their respective credit facilities. In addition, substantially all of the capital requirements of Nautilus and Manta Ray Offshore were funded by the equity contributions of affiliates of Shell and Marathon. The Partnership's cash capital expenditures and equity investments for the year ended December 31, 1997 were $42.0 million, including $11.1 million related to the Nautilus/Manta Ray Offshore project discussed above. The Partnership contributed existing assets to the Nautilus and Manta Ray Offshore joint ventures as partial consideration for its ownership interest therein and may in the future contribute existing assets to new joint ventures as partial consideration for its ownership interest therein.

     Interest costs incurred by the Partnership related to the Partnership Credit Facility totaled $15.9 million for the year ended December 31, 1997. The Partnership capitalized $1.7 million of such interest costs in connection with construction projects and drilling activities in process during the year.

     The Partnership has reviewed its costs related to the "Year 2000" issue and anticipates that these costs will not materially affect its future results of operations.

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

     DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

     The following table sets forth certain information as of March 16, 1998, regarding the executive officers and directors of the General Partner who provide services to the Partnership. The General Partner has appointed each of its officers to serve the Partnership in the same office or offices each such officer holds with the General Partner. Directors are elected annually by the General Partner's sole stockholder, Leviathan Holdings Company ("Leviathan Holdings"), and hold office until their successors are elected and qualified. Each executive officer named in the following table has been elected to serve until his successor is duly appointed or elected or until his or her earlier removal or resignation from office.

     There is no family relationship among any of the executive officers or directors of the General Partner, and no arrangement or understanding exists between any executive officer and any other person pursuant to which he or she was or is to be selected as an officer.


                   Name               Age        Position(s)
                   ----               ---        -----------
         Thomas P. Tatham             52    Chairman of the Board
         Grant E. Sims                42    Director and Chief Executive Officer
         James H. Lytal               40    Director and President
         John H. Gray                 56    Director and Chief Operating Officer
         Donald V. Weir               56    Director and Secretary
         Keith B. Forman              39    Director and Chief Financial Officer
         Dennis A. Kunetka            48    Senior Vice President
         Janet E. Sikes               44    Director
         Charles M. Darling, IV       49    Director
         Paul Thompson III            48    Director
         George L. Ball               59    Director
         William A. Bruckmann, III    46    Director


     Thomas P. Tatham has served as Chairman of the Board of Leviathan and DeepTech since February 1989 and October 1989, respectively. Mr. Tatham served as Chief Executive Officer of Leviathan from February 1989 through June 1995 and has served as Chief Executive Officer of DeepTech since October 1989. In addition, Mr. Tatham has served as Chairman of the Board and Director of Tatham Offshore since its inception in 1988 and as Chief Executive Officer of Tatham Offshore since November 1995. Mr. Tatham has over 28 years experience in the oil and gas industry. He founded Mid American Oil Company in 1970 and served as Chairman of the Board and Chief Executive Officer until he sold his interest therein to Centex Corporation in 1979. In 1979, Mr. Tatham founded Tatham Corporation to acquire Sugar Bowl Gas Corporation ("Sugar Bowl"), the second largest intrastate pipeline system in Louisiana. He served as Chairman of the Board of Tatham Corporation from 1979 to December 1983, at which time it sold the assets of Sugar Bowl to a joint venture between MidCon Corp. and Texas Oil and Gas, Inc. From 1984 to 1988, Mr. Tatham pursued personal investments in various industries, including the oil and gas industry.

     Grant E. Sims served as President of Leviathan from March 1994 through June 1995 and as Chief Executive Officer of Leviathan since July 1995. In addition, Mr. Sims has served as Senior Vice President of DeepTech since July 1993. Mr. Sims has also served as a Director of DeepTech and Leviathan since July 1993 and August 1994, respectively, and Offshore Gas Marketing, Inc., a subsidiary of DeepTech, from December 1992 to March 1994. Prior to his employment with DeepTech, Mr. Sims spent ten years with Transco in various capacities, most recently directing Transco's non-jurisdictional gas activities. Mr. Sims received a B.A. and Ph.D. in Economics from Texas A&M University.

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

     Dennis A. Kunetka has served as Senior Vice President-Corporate Finance and Investor Relations for DeepTech and Leviathan since August 1993 and as Chief Financial Officer of Tatham Offshore since January 1998. Mr. Kunetka served as Senior Vice President-Corporate Finance for Tatham Offshore from October 1993 to December 1997. Prior to joining DeepTech, Mr. Kunetka served as Vice President and Controller of United Gas Pipe Line Company and its parent company, United Gas Holdings Corporation ("United"). Prior to joining United in 1984, Mr. Kunetka spent 11 years with Getty Oil Company in various tax, financial and regulatory positions. Mr. Kunetka holds B.B.A. and M.S.A. degrees from the University of Houston and a J.D. degree from South Texas College of Law and is a certified public accountant.

     Janet E. Sikes has served as a Director of Leviathan since September 1991 and as a Director of DeepTech since July 1993. Ms Sikes served as Treasurer of DeepTech from May 1991 to December 1997 and as Secretary of DeepTech from August 1993 to December 1997. Ms. Sikes has managed accounting, treasury, cash management and financial reporting functions for various entities owned and controlled by Mr. Tatham since 1981. Prior thereto, Ms. Sikes worked in the audit division of Price Waterhouse LLP, and for two years as the Assistant Controller of Ocean Marine Services, Inc. Ms. Sikes holds a B.B.A. from Texas A&M University and is a certified public accountant.

     Charles M. Darling, IV has served as a Director of Leviathan and DeepTech since October 1989 and February 1989, respectively, and as President and General Counsel of DeepTech since May 1997. Prior to joining DeepTech, Mr. Darling was a partner in the law firm of Baker & Botts, L.L.P. since 1980, originally joining the firm in 1974. Mr. Darling represented companies in the oil and gas industry for over 20 years and has been involved in vanguard projects in the natural gas industry from a regulatory and business perspective.

     Paul Thompson III has served as a Director of Leviathan and DeepTech since July 1992. Mr. Thompson has served as a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and the Chief Operating Officer of DLJ Bridge Finance, Inc., an affiliate of DLJ since 1987. Prior thereto, Mr. Thompson was a Vice President of The First Boston Corporation. Mr. Thompson is currently a Director of E-Z Serve Corporation, which operates convenience stores. Mr. Thompson received a B.S. degree from the University of Pennsylvania.

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

     Pursuant to the Leviathan non-employee director compensation arrangements, the Partnership is obligated to pay each non-employee director 2 1/2% of the General Partners' Incentive Distribution as a profit participation fee. During the year ended December 31, 1997, the Partnership paid the three non-employee directors of Leviathan a total of $0.3 million as a profit participation fee.

     CONFLICTS AND AUDIT COMMITTEE

Messrs. Thompson, Ball and Bruckmann, who are neither officers nor employees of Leviathan nor any of its affiliates, serve as the Conflicts and Audit Committee of the Board of Directors of the General Partner and of the Partnership (the "Conflicts and Audit Committee"). The Conflicts and Audit Committee provides two primary services. First, it advises the Board of Directors in matters regarding the system of internal controls and the annual independent audit, and reviews policies and practices of the General Partner and the Partnership. Second, the Conflicts and Audit Committee at the request of the General Partner, reviews specific matters as to which the General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to the Partnership. The Conflicts and Audit Committee only reviews matters concerning potential conflicts of interest at the request of the General Partner, which has sole discretion to determine which such matters to submit to such Committee. Any such matters approved by a majority vote of the Conflicts and Audit Committee will be conclusively deemed (i) to be fair and reasonable to the Partnership, (ii) approved by all limited partners of the Partnership and (iii) not a breach by the General Partner of any duties it may owe to the Partnership. However, it is possible that such procedure in itself may constitute a conflict of interest.

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

     As of March 16, 1998, a total of 1,200,000 Unit Rights have been granted under the Plan representing 400,000 Unit Rights for each of the calendar years 1995, 1996 and 1997.

SUMMARY COMPENSATION TABLE

      The following table sets forth the compensation earned by Leviathan's Chief Executive Officer and each of its four other most highly compensated executive officers for the year ended December 31, 1997 (collectively, the "Named Officers"):


                                             ANNUAL COMPENSATION (1)                         LONG-TERM
                                 -------------------------------------------------------   COMPENSATION
                                                          MARKET VALUE      OTHER ANNUAL       AWARDS        ALL OTHER
NAME/PRINCIPAL        FISCAL     SALARY        BONUS        OF STOCK        COMPENSATION      OPTIONS       COMPENSATION
POSITION              YEAR         ($)          ($)          ISSUED             ($)             (#)             ($)
Thomas P. Tatham....  1997          --           --             --                --              --            --
Chairman              1996          --           --             --                --              --            --
                      1995          --           --             --                --              --            --

Grant E. Sims.......  1997          --           --             --                --         125,000            --
Chief Executive       1996          --           --             --                --          90,000            --
Officer               1995          --           --             --                --              --            --


James H. Lytal......  1997          --           --             --                --         125,000            --
President             1996          --           --             --                --          90,000            --
                      1995          --           --             --                --              --            --

John H. Gray........  1997          --           --             --                --         125,000            --
Chief Operating       1996          --           --             --                --          90,000            --
Officer               1995          --           --             --                --              --            --


Donald V. Weir......  1997          --           --             --                --              --            --
Vice President        1996          --           --             --                --              --            --
                      1995          --           --             --                --              --            --


----------------
(1) Other than awards made under the Plan, all other compensation was paid by DeepTech.

OPTION GRANTS

      The following table sets forth certain information with respect to option grants made to the Named Officers during the year ended December 31, 1997:


                                               PERCENT OF
                                                 TOTAL
                                                OPTIONS
                                                GRANTED
                            NUMBER OF             TO          EXERCISE                      POTENTIAL REALIZABLE VALUE AT
                         SHARES OF COMMON      EMPLOYEES         OR                            ASSUMED ANNUAL RATES OF
                         STOCK UNDERLYING      IN FISCAL     BASE PRICE    EXPIRATION        STOCK PRICE APPRECIATION FOR
        NAME             OPTIONS GRANTED         YEAR          ($/SH)         DATE                   OPTION TERM
                                                                                               5% ($)             10% ($)
Grant E. Sims                125,000 (1)         15.6%          $21.50      2/17/2003         $ 1,094,000       $ 2,312,000

James H. Lytal               125,000 (1)         15.6%          $21.50      2/17/2003         $ 1,094,000       $ 2,312,000

John H. Gray                 125,000 (1)         15.6%          $21.50      2/17/2003         $ 1,094,000       $ 2,312,000

--------------
(1)  Issued under the Plan.

OPTION EXERCISES AND YEAR-END VALUE TABLE

      The following table sets forth certain information regarding the outstanding Unit Rights held by the Named Officers at December 31, 1997:

                                                                        NUMBER OF                    VALUE OF UNEXERCISED
                                                                   UNEXERCISED OPTIONS AT          IN-THE-MONEY OPTIONS AT
                           SHARES ACQUIRED         VALUE             FISCAL YEAR-END (#)               FISCAL YEAR-END
          NAME             ON EXERCISE (#)      REALIZED ($)      EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
Thomas P. Tatham ..........       --                  --                --   /       --              $    --   /  $   --
Grant E. Sims..............       --                  --                --   /    215,000                 --   /  2,485,000
James H. Lytal.............       --                  --                --   /    215,000                 --   /  2,485,000
John H. Gray...............       --                  --                --   /    215,000                 --   /  2,485,000
Donald V. Weir.............       --                  --                --   /       --                   --   /      --

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of Leviathan's outstanding common stock, par value $0.10 per share, is owned by Leviathan Holdings. The common stock of Leviathan Holdings is owned 85.0% by DeepTech and 14.25% by directors of Leviathan as indicated in the following table, with the remaining .75% of the outstanding stock being owned by two individuals. In connection with the merger of El Paso and DeepTech, El Paso will acquire the 15% minority interest in Leviathan not currently owned by Leviathan Holdings. Leviathan Holdings has no other class of capital stock outstanding.

     The following table sets forth, as of March 2, 1998, the beneficial ownership of the outstanding equity securities of each of the Partnership, Leviathan Holdings and DeepTech by (i) each person who is known to the Partnership to beneficially own more than 5% of the outstanding Units of the Partnership, (ii) each director of Leviathan and (iii) all directors and executive officers of Leviathan as a group. A public trading market does not currently exist for the capital stock of Leviathan or Leviathan Holdings.

                                   UNITS/SHARES OF CLASS BENEFICIALLY OWNED
                          ------------------------------------------------------------------
                                                  LEVIATHAN
                             PARTNERSHIP           HOLDINGS                   DEEP TECH
                           PREFERENCE UNITS     COMMON STOCK(1)              COMMON STOCK
                          ------------------- ------------------       ----------------------

BENEFICIAL OWNER           NUMBER   PERCENT     NUMBER   PERCENT         NUMBER      PERCENT
----------------         ---------  -------     -------  -------      -----------   ----------
Leviathan(2)                   (2)      (2)          --        --           --           --
DeepTech(3)                    (3)      (3)         850        85%          --           --
Thomas P. Tatham(4)             --       --          30         3%   9,476,370(5)      37.9%
Grant E. Sims               24,000       *           --        --      770,000(6)       3.1%
Charles M. Darling, IV       6,000(7)    *           50         5%     770,628(8)       3.1%
Keith B. Forman                600       *           --        --       42,015(9)        *
John H. Gray                    --       --          50         5%     113,631(10)       *
Janet E. Sikes               1,345       *           --        --      289,544(11)      1.2%
Paul Thompson III            2,000       *           --        --      228,147(12)       *
Donald V. Weir              20,000       *         12.5      1.25%     338,819(13)      1.4%
James H. Lytal               1,016       *           --        --       35,573(14)       *
George L. Ball               1,000       *           --        --           --           --
William A. Bruckmann, III       --       --          --        --           --           --
Executive officers and
 directors of Leviathan as
 a group (12 persons)       56,961       *        142.5     14.25%  12,085,299(15)     47.1%

---------------------

(1) Excludes each named person's indirect ownership interest, if any, in the 850 shares (85% of the outstanding shares) of Leviathan Holdings owned by DeepTech.

(2) The address for Leviathan is 600 Travis Street, Suite 7200, Houston, Texas 77002. Leviathan through its ownership of all of the 6,291,894 Common Units, its 1% general partner interest in the Partnership and its approximate 1.0101% nonmanaging interest in certain of the Partnership subsidiaries, owns a 27.3% effective interest in the Partnership.

(3) The address for DeepTech is 600 Travis Street, Suite 7500, Houston, Texas 77002. DeepTech owns an effective 23.2% interest in the Partnership through its effective 85% ownership of Leviathan through Leviathan Holdings.

(4)  Mr. Tatham's address is 600 Travis Street, Suite 7500, Houston, Texas
     77002.

(5) Includes warrants to purchase 300,000 shares of DeepTech common stock held in two foundations.

(6)  Includes options to purchase 325,000 shares of DeepTech common stock.

(7)  Includes 6,000 Preference Units held by Mr. Darling's wife.

(8) Includes 12,200 shares owned by Mr. Darling's children. Excludes 100,000 shares held in trust for Mr. Darling's children.

(9)  Includes options to purchase 25,000 shares of DeepTech common stock.

(10) Includes options to purchase 100,000 shares of DeepTech common stock.

(11) Includes options to purchase 37,500 shares of DeepTech common stock.

(12) Includes 51,647 shares allocated to Mr. Thompson pursuant to merchant banking plans of DLJ.

(13) Includes options to purchase 112,500 shares of DeepTech common stock.

(14) Includes options to purchase 25,000 shares of DeepTech common stock.

(15) Includes options to purchase 940,000 shares of DeepTech common stock.

  *  Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A discussion of certain agreements, arrangements and transactions between or among the Partnership, Leviathan, DeepTech, Tatham Offshore and certain other related parties is summarized in the Partnership's "Notes to Consolidated Financial Statements - Note 3 - Oil and Gas Properties", "- Note 5 - Impairment, Abandonment and Other" and "- Note 10 - Related Party Transactions" located elsewhere in this Annual Report. Also see "Directors and Executive Officers of the Registrant - Conflicts and Audit Committee."

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report or incorporated by reference:

             1. Financial Statements

                As to financial statements and supplementary information, reference is made to "Index to Consolidated Financial Statements" on page F-1 of this Annual Report.

             2. Financial Statement Schedules

                None. All financial statement schedules are omitted because the information is not required, is not material or is otherwise included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report.


             3.(a)  Exhibits

       Item
       Number                         Description
       ------                         -----------

        3.1  - Certificate of Limited Partnership of the Partnership (filed as
               Exhibit 3.1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

        3.2 - Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 10.41 to Amendment No. 1 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        3.3 - Amendment Number 1 to the Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated December 31, 1996, and incorporated herein by reference).

        4.1 - Form of Certificate Evidencing Preference Units Representing Limited Partner Interests (filed as Exhibit 4.1 to Amendment No. 2 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

        4.2  - Form of Certificate Evidencing Common Units Representing
               Limited Partner Interests (filed as Exhibit 4.2 to Amendment No. 2 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

      10.01 - First Amended and Restated Management Agreement, effective as of July 1, 1992, between the Partnership and Leviathan (filed as
               Exhibit 10.1 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, Commission File Number 0-23934 and incorporated herein by reference).

      10.02 - Management Agreement, dated July 1, 1992, between DeepTech and Leviathan (filed as Exhibit 10.10 to Amendment No. 1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

      10.03  - Agreement for Purchase and Sale by and between Tatham
               Offshore, Inc., as Seller, and Flextrend Development Company, L.L.C., as Buyer, dated June 30, 1995 (filed as Exhibit 6(a) to the Partnership's Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference).

      10.04  - Limited Liability Company Agreement of POPCO (filed as Exhibit
               10.39 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference).

      10.05 - Letter Agreement dated March 27, 1996, between the Partnership and Tatham Offshore related to the settlement of certain demand charges under transportation agreements (filed as Exhibit 10.40 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference).

      10.06  - Second Amended and Restated Credit Agreement dated December
               13, 1996 among Partnership, The Chase Manhattan Bank, as administrative agent, ING (U.S.) Capital Corporation, as co arranger, and the banks and other financial institutions from time to time party thereto (filed as exhibit 10.24 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference).

      10.07 - Fourth Amendment to First Amended and Restated Management Agreement between DeepTech International Inc. and Leviathan Gas Pipeline Company dated as of May 1, 1997 (filed as Exhibit 10.1 to the Partnership's Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference).

      10.08 - Fifth Amendment to First Amended and Restated Management Agreement between DeepTech International Inc. and Leviathan Gas Pipeline Company (filed as Exhibit 10.1 to the Partnership's Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference).

      10.09  - Leviathan Unit Rights Appreciation Plan.

      21.1*  - List of Subsidiaries of the Partnership.

      24.1 - Power of Attorney (included on the signature pages of this Annual Report on Form 10-K).

      * Filed herewith.

       3. (b)   Reports on Form 8-K

                None.

                               POWERS OF ATTORNEY

     The undersigned directors and executive officers of LEVIATHAN GAS PIPELINE COMPANY, as General Partner of LEVIATHAN GAS PIPELINE PARTNERS, L.P. hereby constitute and appoint Thomas P. Tatham, Donald V. Weir and Dennis A. Kunetka, and each of them, with full power to act without the other and with full power of substitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments (including post-effective amendments and amendments thereto) to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or either of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

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

                                      LEVIATHAN GAS PIPELINE PARTNERS, L.P.,
                                      (Registrant)

                                      By:      LEVIATHAN GAS PIPELINE COMPANY,
                                                  its General Partner


                                      By: /s/ GRANT E. SIMS
                                          --------------------------------
                                          Grant E. Sims
                                          Chief Executive Officer
                                          March 27, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated. All such capacities are with Leviathan Gas Pipeline Company, General Partner of the Registrant.

/s/ GEORGE L. BALL                      /s/ KEITH B. FORMAN
------------------------------------    --------------------------------------
George L. Ball                          Keith B. Forman
Director                                Director and Chief Financial Officer
March 27, 1998                          March 27, 1998

/s/ WILLIAM A. BRUCKMANN, III           /s/ JOHN H. GRAY
------------------------------------    --------------------------------------
William A. Bruckmann, III               John H. Gray
Director                                Director and Chief Operating Officer
March 27, 1998                          March 27, 1998

/s/ CHARLES M. DARLING, IV              /s/ JAMES H. LYTAL
------------------------------------    --------------------------------------
Charles M. Darling, IV                  James H. Lytal
Director                                Director and President
March 27, 1998                          March 27, 1998

/s/ JANET E. SIKES                      /s/ PAUL THOMPSON III
------------------------------------    --------------------------------------
Janet E. Sikes                          Paul Thompson III
Director                                Director
March 27, 1998                          March 27, 1998

/s/ GRANT E. SIMS                       /s/ DONALD V. WEIR
------------------------------------    --------------------------------------
Grant E. Sims                           Donald V. Weir
Director and Chief Executive Officer    Director, Vice President and Secretary
March 27, 1998                          (Principal Accounting Officer)
                                        March 27, 1998

/s/ THOMAS P. TATHAM
------------------------------------
Thomas P. Tatham
Chairman of the Board
March 27, 1998

           LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        Page
                                                                                        ----
LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES:
   Report of Independent Accountants ................................................   F-2
   Consolidated Balance Sheet as of December 31, 1997 and 1996.......................   F-3
   Consolidated Statement of Operations for the Years Ended December 31, 1997,
      1996 and 1995 .................................................................   F-4
   Consolidated Statement of Cash Flows for the Years Ended December 31, 1997,
      1996 and 1995 .................................................................   F-5
   Consolidated Statement of Partners' Capital for the Years Ended December 31, 1995,
      1996 and 1997 .................................................................   F-6
   Notes to Consolidated Financial Statements .......................................   F-7

VIOSCA KNOLL GATHERING COMPANY:
   Report of Independent Accountants.................................................   F-27
   Balance Sheet as of December 31, 1997 and 1996....................................   F-28
   Statement of Operations for the Years Ended December 31, 1997 and 1996............   F-29
   Statement of Cash Flows for the Years Ended December 31, 1997 and 1996............   F-30
   Statement of Partners' Capital for the Years Ended December 31, 1996 and 1997 ....   F-31
   Notes to Financial Statements ....................................................   F-32

HIGH ISLAND OFFSHORE SYSTEM:
   Independent Auditors' Report .....................................................   F-35
   Statements of Financial Position as of December 31, 1997 and 1996 ................   F-36
   Statements of Income and Statements of Partners' Equity for the Years Ended
      December 31, 1997 and 1996 ....................................................   F-37
   Statements of Cash Flows for the Years Ended December 31, 1997 and 1996 ..........   F-38
   Notes to the Financial Statements for the Years Ended December 31, 1997 and 1996 .   F-39

POSEIDON OIL PIPELINE COMPANY, L.L.C
   Report of Independent Public Accountants..........................................   F-43
   Balance Sheet as of December 31, 1997 and 1996 ...................................   F-44
   Statement of Income for the Year Ended December 31, 1997 and for the Period
      of Inception (February 14, 1996) through December 31, 1996 ....................   F-45
   Statement of Members' Equity for the Year Ended December 31, 1997 and for
      the Period of Inception (February 14, 1996) through December 31, 1996 .........   F-46
   Statement of Cash Flows for the Year Ended December 31, 1997 and for the Period
      of Inception (February 14, 1996) through December 31, 1996 ....................   F-47
   Notes to Financial Statements for the Years Ended December 31, 1997 and 1996 .....   F-48



                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Unitholders of Leviathan Gas Pipeline Partners, L.P.
  and the Board of Directors and Stockholder of Leviathan Gas Pipeline Company, as General Partner


In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, of cash flows and of partners' capital present fairly, in all material respects, the financial position of Leviathan Gas Pipeline Partners, L.P. and its subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Houston, Texas
March 2, 1998

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                              ASSETS                                                      December 31,
                                                                                   -------------------------
                                                                                     1997            1996
Current assets:
         Cash and cash equivalents                                                 $   6,430      $  16,489
         Accounts receivable                                                           1,953          6,237
         Accounts receivable from affiliates                                           6,608         14,107
         Other current assets                                                            653            859
                                                                                   ---------      ---------
                  Total current assets                                                15,644         37,692
                                                                                   ---------      ---------

Equity investments                                                                   182,301        107,838
                                                                                   ---------      ---------

Property and equipment:
         Pipelines                                                                    78,244        151,253
         Platforms and facilities                                                     97,882         72,461
         Oil and gas properties, at cost, using successful efforts method            120,296        109,047
                                                                                   ---------      ---------
                                                                                     296,422        332,761
         Less accumulated depreciation, depletion, amortization and impairment        95,783         46,206
                                                                                   ---------      ---------
                  Property and equipment, net                                        200,639        286,555
                                                                                   ---------      ---------

Investment in Tatham Offshore, Inc.                                                    7,500          7,500
Other noncurrent receivable                                                             --            8,531
Other noncurrent assets                                                                3,758          5,410
                                                                                   ---------      ---------
                  Total assets                                                     $ 409,842      $ 453,526
                                                                                   =========      =========

                           LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
         Accounts payable and accrued liabilities                                  $  12,522      $  17,769
         Accounts payable to affiliates                                                1,032          3,504
                                                                                   ---------      ---------
                  Total current liabilities                                           13,554         21,273
Deferred federal income taxes                                                          1,399          1,722
Deferred revenue                                                                        --            8,913
Note payable                                                                         238,000        227,000
Other noncurrent liabilities                                                          13,304          2,490
                                                                                   ---------      ---------
                  Total liabilities                                                  266,257        261,398
                                                                                   ---------      ---------
Commitments and contingencies (Note 12)

Minority interest                                                                       (381)           105
                                                                                   ---------      ---------

Partners' capital:
         Preference unitholders' interest                                            163,426        196,224
         Common unitholder's interest                                                (15,400)        (3,969)
         General partner's interest                                                   (4,060)          (232)
                                                                                   ---------      ---------
                                                                                     143,966        192,023
                                                                                   ---------      ---------
                  Total liabilities and partners' capital                          $ 409,842      $ 453,526
                                                                                   =========      =========



    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per Unit amounts)



                                                                                   Year ended December 31,
                                                                             ----------------------------------
                                                                              1997         1996          1995
Revenue:
   Oil and gas sales                                                       $    276      $    772      $    936
   Oil and gas sales to affiliates                                           57,830        46,296           922
   Gathering, transportation and platform services                           10,029        13,974        10,696
   Gathering, transportation and platform services to affiliates              7,300        10,031         9,851
   Equity in earnings                                                        29,327        20,434        19,588
                                                                           --------      --------      --------
                                                                            104,762        91,507        41,993
                                                                           --------      --------      --------
Costs and expenses:
   Operating expenses                                                        11,352         9,068         4,092
   Depreciation, depletion and amortization                                  46,289        31,731         8,290
   Impairment, abandonment and other                                         21,222          --            --
   General and administrative expenses                                        5,869           788         1,273
   Management fee and general and administrative
      expenses allocated from general partner                                 8,792         7,752         5,796
                                                                           --------      --------      --------
                                                                             93,524        49,339        19,451
                                                                           --------      --------      --------

Operating income                                                             11,238        42,168        22,542
Gains on sales of assets                                                       --            --           1,247
Interest income and other                                                     1,475         1,710           637
Interest and other financing costs                                          (14,169)       (5,560)         (833)
Minority interest in income                                                       7          (427)         (251)
                                                                           --------      --------      --------
(Loss) income before income taxes                                            (1,449)       37,891        23,342
Income tax benefit                                                             (311)         (801)         (603)
                                                                           --------      --------      --------
Net (loss) income                                                          $ (1,138)     $ 38,692      $ 23,945
                                                                           ========       =======      ========

Weighted average number of Units outstanding                                 24,367        24,367        24,367
                                                                           ========       =======      ========

Basic and diluted net (loss) income per Unit (Note 2)                      $  (0.06)     $   1.57      $   0.97
                                                                           ========       =======      ========



    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                          Year ended December 31,
                                                                   ----------------------------------------
                                                                     1997             1996          1995

Cash flows from operating activities:
   Net (loss) income                                               $  (1,138)     $  38,692      $  23,945
   Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
       Amortization of debt issue costs                                  960          1,351            687
       Depreciation, depletion and amortization                       46,289         31,731          8,290
       Impairment, abandonment and other                              21,222           --             --
       Minority interest in income                                        (7)           427            251
       Equity in earnings                                            (29,327)       (20,434)       (19,588)
       Distributions from equity investments                          27,135         36,823         24,642
       Gains on sales of assets                                         --             --           (1,247)
       Deferred income taxes and other                                  (323)          (936)          (640)
       Other noncash items                                            (1,596)        (6,560)           152
       Changes in operating working capital:
         Decrease in short-term investments                             --             --            2,000
         Decrease (increase) in accounts receivable                    4,284         (3,442)        (1,663)
         Decrease (increase) in accounts receivable
            from affiliates                                            7,499         (7,512)        (5,833)
         Decrease (increase) in other current assets                     206            (97)            67
         (Decrease) increase in accounts payable and
            accrued liabilities                                       (5,247)       (23,190)        44,858
         (Decrease) increase in accounts payable to affiliates        (2,472)         3,326         (1,035)
                                                                   ---------      ---------      ---------
              Net cash provided by operating activities               67,485         50,179         74,886
                                                                   ---------      ---------      ---------

Cash flows from investing activities:
   Acquisition and development of oil and gas properties             (11,249)       (59,599)       (45,291)
   Additions to pipelines, platforms and facilities                  (30,708)       (30,095)      (121,405)
   Equity investments                                                   --          (12,027)        (6,936)
   Proceeds from sales of assets and other                               188           --            1,250
                                                                   ---------      ---------      ---------
              Net cash used in investing activities                  (41,769)      (101,721)      (172,382)
                                                                   ---------      ---------      ---------

Cash flows from financing activities:
   Decrease in restricted cash                                           716           --             --
   Debt issue costs                                                      (93)        (2,843)        (4,363)
   Proceeds from notes payable                                        11,000         89,220        129,780
   Distributions to partners                                         (47,398)       (33,852)       (29,837)
                                                                   ---------      ---------      ---------
              Net cash (used in) provided by financing activities    (35,775)        52,525         95,580
                                                                   ---------      ---------      ---------
Net (decrease) increase in cash and cash equivalents                 (10,059)           983         (1,916)
Cash and cash equivalents at beginning of year                        16,489         15,506         17,422
                                                                   ---------      ---------      ---------
Cash and cash equivalents at end of year                           $   6,430      $  16,489      $  15,506
                                                                   =========      =========      =========
Supplemental disclosures to the statement of cash flows - see Note 13


    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)

                                           Preference       Common       General
                                           Unitholders    Unitholders    Partner        Total
Partners' capital at December 31, 1994      $ 196,340     $  (3,960)    $      51     $ 192,431

Net income for the year
   ended December 31, 1995                     17,575         6,130           240        23,945

Cash distributions                            (21,690)       (7,550)         (295)      (29,535)
                                            ---------     ---------     ---------     ---------

Partners' capital at December 31, 1995        192,225        (5,380)           (4)      186,841

Net income for the year
   ended December 31, 1996                     28,400         9,905           387        38,692

Cash distributions                            (24,401)       (8,494)         (615)      (33,510)
                                            ---------     ---------     ---------     ---------

Partners' capital at December 31, 1996        196,224        (3,969)         (232)      192,023

Net loss for the year
   ended December 31, 1997                     (1,167)         (420)          449        (1,138)

Cash distributions                            (31,631)      (11,011)       (4,277)      (46,919)
                                            ---------     ---------     ---------     ---------

Partners' capital at December 31, 1997      $ 163,426     $ (15,400)    $  (4,060)    $ 143,966
                                            =========     =========     =========     =========
Limited Partnership Units outstanding at
   December 31, 1995, 1996 and 1997            18,075         6,292          --   (a)    24,367
                                            =========     =========     =========     =========

---------------------
(a) Leviathan Gas Pipeline Company owns a 1% general partner interest in Leviathan Gas Pipeline Partners, L.P.




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

Leviathan Gas Pipeline Company ("Leviathan"), a Delaware corporation and wholly-owned subsidiary of Leviathan Holdings Company ("Leviathan Holdings"), an 85%-owned subsidiary of DeepTech International Inc. ("DeepTech"), is the general partner of the Partnership, and as such, performs all management and operational functions of the Partnership and its subsidiaries. The remaining 15% of Leviathan Holdings is principally owned by members of the management of DeepTech. DeepTech also owns and controls several other operating subsidiaries which are engaged in various oil and gas related activities.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of those 50% or more owned subsidiaries controlled by the Partnership. Leviathan's approximate 1% nonmanaging interest in certain subsidiaries of the Partnership represents the minority interest in the Partnership's consolidated financial statements. Investments in which the Partnership owns a 20% to 50% ownership interest are accounted for using the equity method. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts from the prior year have been reclassified to conform to the current year's presentation.

Cash and cash equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Debt issue costs

Debt issue costs are capitalized and amortized over the life of the related indebtedness. Any unamortized debt issue costs are expensed at the time the related indebtedness is repaid or otherwise terminated.

Property and equipment

Gathering pipelines, platforms and related facilities are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives ranging from 7 to 30 years. Repair and maintenance costs are expensed as incurred; additions, improvements and replacements are capitalized.

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

Depreciation, depletion and amortization of the capitalized costs of producing oil and gas properties, consisting principally of tangible and intangible costs incurred in developing a property and costs of productive leasehold interests, are computed on the unit-of-production method. Unit-of-production rates are based on annual estimates of remaining proved developed reserves or proved reserves, as appropriate, for each property. Repair and maintenance costs are charged to expense as incurred; additions, improvements and replacements are capitalized.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining depreciation provisions for gathering pipelines, platforms, related facilities and oil and gas properties. Other noncurrent liabilities at December 31, 1997 and 1996 include $9,158,0000 and $2,054,000, respectively, of accrued dismantlement, restoration and abandonment costs.

The Partnership adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1996. SFAS No. 121 requires recognition of impairment losses on long-lived assets (including pipelines, proved properties, wells, equipment and related facilities) if the carrying amount of such assets, grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other assets, exceeds the estimated undiscounted future cash flows of such assets. Measurement of any impairment loss is based on the fair value of the assets. Implementation of SFAS No. 121 did not have a material effect on the Partnership's financial position or results of operations.

Capitalization of interest

Interest and other financing costs are capitalized in connection with construction and drilling activities as part of the cost of the asset and amortized over the related asset's estimated useful life.

Revenue recognition

Revenue from pipeline transportation of hydrocarbons is recognized upon receipt of the hydrocarbons into the pipeline systems. Revenue from oil and gas sales is recognized upon delivery in the period of production. Revenue from platform access and processing services is recognized in the period the services are provided.

Income taxes

The Partnership and its subsidiaries other than Tarpon Transmission Company ("Tarpon") are not taxable entities. However, the taxable income or loss resulting from the operations of the Partnership will ultimately be included in the federal and state income tax returns of the general and limited partners and may vary substantially from the income or loss reported for financial reporting purposes.

Tarpon is, and Manta Ray Gathering Systems, Inc. ("Manta Ray") was, prior to its liquidation in May 1996, a subsidiary of the Partnership subject to federal corporate income taxation. The Partnership utilizes an asset and liability approach for accounting for income taxes of Tarpon and Manta Ray that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of other assets and liabilities. Resulting tax liabilities, if any, are borne by the Partnership.

Net income per unit

During the three months ended December 31, 1997, the Partnership adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes new guidelines for computing earnings per share ("EPS") and requires dual presentation of basic and diluted EPS for entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of units outstanding during the period. Dilutive EPS reflects potential dilution and is computed by dividing net income (loss) by the weighted average number of units outstanding during the period increased by the number of additional units that would have been outstanding if the dilutive potential units had been issued. All prior period EPS data has been restated to conform with the provisions of SFAS No. 128.

Basic income (loss) per unit and diluted income (loss) per unit for the Partnership are the same for the years ended December 31, 1997, 1996 and 1995. For the year ended December 31, 1997, net income (loss) per Unit was calculated based upon the quarterly net income (loss) of the Partnership less an allocation of net income (loss) to the general partner proportionate to its share of quarterly cash distributions which included Incentive Distributions (see Note
9). For the years ended December 31, 1996 and 1995, net income per Unit was computed based upon the net income of the Partnership less an allocation of approximately 1% of the Partnership's net income to the general partner. The weighted average number of Units outstanding for each of the years ended December 31, 1997, 1996 and 1995 was 24,366,894 Units.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles and the estimation of oil and gas reserves requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the related reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions include those regarding: (i) Federal Energy Regulatory Commission ("FERC") regulations, (ii) oil and gas reserve disclosure, (iii) estimated useful lives of depreciable assets and (iv) potential environmental liabilities. Actual results could differ from those estimates. Management believes that its estimates are reasonable.

Other

The fair values of the financial instruments included in the Partnership's assets and liabilities approximate their carrying values.

The Partnership enters into commodity derivative transactions to hedge its exposure to price fluctuations on anticipated natural gas and crude oil sales transactions. Gains and losses on hedging activities are deferred and included in the results of operations in the period in which the hedged production is sold. See Note 12.

During June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the method public entities report information about operating segments in both interim and annual financial statements issued to shareholders and requires related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. The Partnership is currently evaluating the disclosure requirements of this statement.

NOTE 3 - OIL AND GAS PROPERTIES:

Capitalized Costs


                                                                  December 31,
                                                            ------------------------
                                                              1997            1996
                                                                (In thousands)
Proved properties                                           $ 38,790        $ 38,681
Wells, equipment and related facilities                       81,506          70,366
                                                            --------        --------
         Total capitalized costs                             120,296         109,047

Accumulated depreciation, depletion and amortization          53,684          17,673
                                                            --------        --------
         Net capitalized costs                              $ 66,612        $ 91,374
                                                            ========        ========

Costs incurred in the Oil and Gas Acquisitions, Exploration and Development Activities


                                                             Year ended December 31,
                                                            ------------------------
                                                              1997            1996
                                                                (In thousands)
Acquisitions of proved properties                           $      1        $    (13)
Development                                                   10,522          54,771
Capitalized interest                                             726           6,296
                                                            --------        --------
         Total costs incurred                               $ 11,249        $ 61,054
                                                            ========        ========

On June 30, 1995, the Partnership entered into a purchase and sale agreement (the "Purchase and Sale Agreement") with Tatham Offshore, Inc. ("Tatham Offshore"), an approximately 94%-owned affiliate of DeepTech, pursuant to which the Partnership acquired, subject to certain reversionary rights, a 75% working interest in Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117 (the "Acquired Properties") from Tatham Offshore for $30,000,000. The Partnership is entitled to retain all of the revenue

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES attributable to the Acquired Properties until it has received net revenue equal to the Payout Amount (as defined below), whereupon Tatham Offshore is entitled to receive a reassignment of the Acquired Properties, subject to reduction and conditions as discussed below. Prior to December 10, 1996, "Payout Amount" was defined as an amount equal to all costs incurred by the Partnership with respect to the Acquired Properties (including the $30,000,000 acquisition cost paid to Tatham Offshore) plus interest thereon at a rate of 15% per annum. Effective February 1, 1996, the Partnership entered into an agreement with Tatham Offshore regarding certain transportation agreements that increases the amount recoverable from the Payout Amount by $7,500,000 plus interest (Note 10).

Effective December 10, 1996, the Partnership exercised its option to permanently retain 50% of the working interest in the Acquired Properties in exchange for forgiving 50% of the then-existing Payout Amount exclusive of the $7,500,000 plus interest added to the Payout Amount in connection with the restructuring of certain transportation agreements discussed above. The Partnership remains obligated to fund any further development costs attributable to Tatham Offshore's portion of the working interests, such costs to be added to the Payout Amount. The Partnership's election to retain 50% of the working interest in the Acquired Properties reduced the Payout Amount from $94,020,000 to $50,760,000. Subsequent to December 10, 1996, only 50% of the development and operating costs attributable to the Acquired Properties are added to the Payout Amount and 50% of the net revenue from the Acquired Properties reduce the Payout Amount. As of December 31, 1997, the Payout Amount totaled $41,425,000. See Note 5 and 16.

NOTE 4 - EQUITY INVESTMENTS:

The Partnership owns interests of 50% in Viosca Knoll Gathering Company ("Viosca Knoll"), 36% in Poseidon Oil Pipeline Company, L.L.C. ("POPCO"), 50% in Stingray Pipeline Company ("Stingray"), 40% in High Island Offshore System ("HIOS"),
33 1/3% in U-T Offshore System ("UTOS") and 50% in West Cameron Dehydration Company, L.L.C. ("West Cameron Dehy").

Leviathan contributed the equity interests in Stingray, HIOS and UTOS to the Partnership at its carrying value on February 19, 1993. The excess of the carrying amount of the investments accounted for using the equity method over the underlying equity in net assets as of December 31, 1997 is $44,233,000. Leviathan accounted for its acquisition of its interest in Stingray, HIOS and UTOS using the purchase method of accounting. The difference between the cost of the investments accounted for on the equity method and the underlying equity in net assets of Stingray, HIOS and UTOS at acquisition was assigned to property, plant and equipment and favorable firm transportation contracts and is being depreciated on a straight-line basis over the estimated 20-year lives of such property, plant and equipment and the lives of the related contracts, respectively. The majority of such contracts expired by December 1993. The 20-year depreciable life used for the regulated pipeline assets may be impacted by future rates approved by the FERC.

In January 1997, the Partnership and affiliates of Marathon Oil Company ("Marathon") and Shell Oil Company ("Shell") formed Nautilus to construct and operate a new interstate natural gas pipeline system. In addition, the same parties formed Manta Ray Offshore to acquire an existing gathering system from the Partnership. The gathering system was extended and is currently delivering gas to several downstream pipelines, including the Nautilus system. The Nautilus and Manta Ray Offshore systems are located to serve growing production areas in the Green Canyon area of the Gulf and are indirectly owned 50% by Shell, 24.3% by Marathon and 25.7% by the Partnership. The capital costs associated with the construction of the Nautilus interstate pipeline system and the expansion of the Manta Ray Offshore gathering system, including the value of existing assets contributed by the partners, totaled approximately $250 million. The Nautilus system consists of 101 miles of 30-inch pipeline downstream from Ship Shoal Block 207 connecting to a gas processing plant, onshore Louisiana, operated by Exxon Company USA ("Exxon"), plus certain facilities downstream of the Exxon plant to effect deliveries into multiple interstate pipelines. Upstream of the Ship Shoal 207 platform, the existing Manta Ray Offshore gathering system was extended into a broader gathering system that serves shelf and deepwater production areas around Ewing Bank Block 873 to the east and Green Canyon Block 65 to the west. The Manta Ray Offshore 47-mile expansion was completed and placed in service in November 1997. The Nautilus system, including the related onshore facilities and platform connections, was completed and placed in service in December 1997. Affiliates of Marathon and Shell dedicated for transportation and gathering to each of the Nautilus and Manta Ray Offshore systems significant deepwater acreage positions in the area and provided substantially all of the capital funding for the new construction. The Partnership provided $11,144,000 of funding in the form of a newly constructed compressor in addition to the contribution of the Manta Ray Offshore system.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

The summarized financial information for investments which are accounted for using the equity method is as follows:

                    SUMMARIZED HISTORICAL OPERATING RESULTS
                          YEAR ENDED DECEMBER 31, 1997
                                 (In thousands)


                                                                        West
                                   Viosca                              Cameron                Manta Ray
                        HIOS       Knoll      Stingray      POPCO       Dehy       UTOS       Offshore     Nautilus      Total
Operating revenues    $ 45,569    $ 23,128    $ 23,630    $ 26,161    $  2,451    $  3,785    $  6,263     $     54
Other income               348          39         970         209          29          61       1,564        6,489 (a)
Operating expenses     (17,101)     (2,115)    (15,612)     (5,782)       (164)     (2,472)     (2,223)        (435)
Depreciation            (4,774)     (2,473)     (7,216)     (6,463)        (16)       (566)     (1,823)        (233)
Other expenses            --        (1,959)     (1,384)     (5,341)       --            37      (1,483)        --
                      --------    --------    --------    --------    --------    --------    --------     --------
Net earnings            24,042      16,620         388       8,784       2,300         845       2,298        5,875
Ownership percentage        40%         50%         50%         36%         50%       33.3%      25.67%       25.67%
                      --------    --------    --------    --------    --------    --------    --------     --------
                         9,617       8,310         194       3,162       1,150         281         590        1,508
Adjustments:
- Depreciation (b)         845        --           959        (120)       --            35        --           --
- Contract
  amortization(b)         (105)       --          (350)       --          --          --          --           --
- Other                   (228)       --           (49)       (263)       --           (24)      3,082 (c)      733
                      --------    --------    --------    --------    --------    --------    --------     --------
Equity in earnings    $ 10,129    $  8,310    $    754    $  2,779    $  1,150    $    292    $  3,672     $  2,241    $ 29,327
                      ========    ========    ========    ========    ========    ========    ========     ========    ========
Distributions(d)      $ 12,200    $  9,650    $  1,375    $   --      $  1,150    $    200    $  2,560     $   --      $ 27,135
                      ========    ========    ========    ========    ========    ========    ========     ========    ========

-----------------------
(a) Includes $6,431,000 related to an allowance for funds used during construction ("AFUDC") which represents the estimated costs, during the construction period, of funds used for construction purposes. Recognition of this allowance is appropriate because it constitutes an actual cost of construction. For regulated activities, Nautilus is permitted to earn a return on and recover AFUDC through its inclusion in the rate base and the provision for depreciation. The rate employed for the equity component of AFUDC is the equity rate of return stated in Nautilus' FERC tariff.

(b) Adjustments result from purchase price adjustments made in accordance with Accounting Principles Board ("APB") No. 16 "Business Combinations".

(c) Represents additional net earnings specifically allocated to the Partnership related to the assets contributed by the Partnership to the Manta Ray Offshore joint venture. Pursuant to the terms of the joint venture agreement, the Partnership managed the operations of the assets contributed to Manta Ray Offshore and was permitted to retain approximately 100% of the net earnings from such assets during the construction phase of the expansion to the Manta Ray Offshore system (January 17, 1997 through December 31,
    1997). Effective January 1, 1998, Manta Ray Offshore began allocating all net earnings in accordance with the ownership percentages of the joint venture.

(d) Future distributions could be restricted by the terms of the equity investees' respective credit agreements.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                    SUMMARIZED HISTORICAL OPERATING RESULTS
                          YEAR ENDED DECEMBER 31, 1996
                                 (In thousands)

                                                                              West Cameron
                                  HIOS     Viosca Knoll  Stingray     POPCO       Dehy       UTOS        Total

Operating revenue               $ 47,175    $ 13,923    $ 24,146    $  7,819    $  1,686    $  3,476
Other income                         266        --         1,186         339          10          48
Operating expenses               (15,683)       (424)    (14,260)     (3,042)       (162)     (2,511)
Depreciation                      (4,775)     (2,269)     (7,057)     (2,176)        (16)       (560)
Other expenses                        96         (90)     (1,679)       (269)       --          --
                                --------    --------    --------    --------    --------    --------
Net earnings                      27,079      11,140       2,336       2,671       1,518         453
Effective ownership percentage        40%         50%         50%         36%         50%       33.3%
                                --------    --------    --------    --------    --------    --------
                                  10,832       5,570       1,168         962         759         151

Adjustments:
   Depreciation (a)                  783        --           669        --          --             2
   Contract amortization (a)        (105)       --          --          --          --          --
   Rate refund reserve              (417)       --          --          --          --          --
   Other                            (107)       --          --           167        --          --
                                --------    --------    --------    --------    --------    --------
Equity in earnings              $ 10,986    $  5,570    $  1,837    $  1,129    $    759    $    153    $ 20,434
                                ========    ========    ========    ========    ========    ========    ========
Distributions                   $ 11,400    $ 18,450    $  1,923    $  4,000    $    650    $    400    $ 36,823
                                ========    ========    ========    ========    ========    ========    ========

-----------------------
(a) Adjustments result from purchase price adjustments made in accordance with APB No. 16, "Business Combinations".


                    SUMMARIZED HISTORICAL OPERATING RESULTS
                          YEAR ENDED DECEMBER 31, 1995
                                 (In thousands)

                                                         Viosca
                                   HIOS     Stingray      Knoll        UTOS      Total
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
                                ========    ========    ========    ========    ========

-----------------------
(a) Adjustments result from purchase price adjustments made in accordance with APB No. 16, "Business Combinations".
(b) Includes the results of West Cameron Dehy for December 1995 (inception of operations).

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                      SUMMARIZED HISTORICAL BALANCE SHEETS
                                 (In thousands)



                                     HIOS            Viosca Knoll           Stingray            POPCO
                                 December 31,        December 31,         December 31,       December 31,
                              ------------------  ------------------  ------------------  ------------------
                                1997       1996     1997      1996      1997       1996     1997      1996

Current assets                $  5,587  $  8,215  $  3,354  $  4,549  $ 20,184  $ 35,117  $ 31,763  $ 39,787
Noncurrent assets               12,081    14,985    98,004    71,408    42,541    48,917   226,055   174,922
Current liabilities              3,380     2,153    11,280     2,502    21,787    35,495    35,864    38,038
Long-term debt                    --        --      52,200    33,300    11,600    17,400   120,500    84,000
Other noncurrent liabilities       199       500       257       173     5,289     2,321      --        --


                         West Cameron Dehy             UTOS          Manta Ray Offshore   Nautilus
                           December 31,            December 31,        December 31,      December 31,
                       --------------------    -------------------   ------------------  ------------
                         1997        1996        1997       1996            1997              1997
Current assets         $    455    $    424    $  3,955   $  4,211       $ 31,714        $    924
Noncurrent assets           663         679       2,803      3,305        127,731         120,074
Current liabilities          43          28       2,900      3,899         32,601           3,699

NOTE 5 - IMPAIRMENT, ABANDONMENT AND OTHER:

Pursuant to the Ewing Bank Agreement discussed in Note 10, Tatham Offshore dedicated all natural gas and crude oil produced from eight of its Ewing Bank leases for gathering and redelivery by the Partnership and was obligated to pay a demand rate as well as a commodity charge equal to 4% of the market price of production actually transported. Pursuant to the Ewing Bank Agreement, the Partnership constructed gathering facilities connecting Tatham Offshore's Ewing Bank 914 #2 well to a third party platform at Ewing Bank Block 826.

The Partnership and Tatham Offshore entered into the Ship Shoal Agreement, also discussed in Note 10, pursuant to which the Partnership constructed a gathering line from Tatham Offshore's Ship Shoal Block 331 lease to interconnect with a third-party pipeline at the Partnership's processing facilities located on its Ship Shoal Block 332 platform. Pursuant to the terms of the Ship Shoal Agreement, and in consideration for constructing the interconnect, refurbishing the platform and providing access to the processing facilities, Tatham Offshore was required to pay the Partnership demand charges and has dedicated all production from its Ship Shoal Block 331 lease and eight additional surrounding leases for gathering and processing by the Partnership for additional commodity fees.

As discussed in Note 10, effective February 1, 1996, the Partnership agreed to release Tatham Offshore from all remaining demand charge payments under the Ewing Bank and Ship Shoal Agreements, a total of $17,800,000. Tatham Offshore remained obligated to pay all commodity charges related to production from these properties. In exchange, the Partnership received 7,500 shares of Tatham Offshore 9% Senior Preferred Stock, which was valued at $7,500,000, and added $7,500,000 to the Payout Amount under the Purchase and Sale Agreement. See Note 16.

In May 1997, the Ewing Bank 914 #2 well was shut-in as a result of a downhole mechanical problem. Although Tatham Offshore is evaluating potential workover or recompletion possibilities for this well, it has announced its intent to reserve the remaining costs associated with the Ewing Bank 914 #2 well given its current non-productive status. Production related problems resulting from the completions of the three wellbores at Ship Shoal Block 331 have resulted in only a minimal amount of production from the property and Tatham Offshore has decided not to pursue further recompletion operations at this time. See Note 16.

In addition, the Partnership has determined that the designated revenue from the Acquired Properties is not likely to be sufficient to satisfy the Payout Amount. Under these circumstances, the Partnership would retain 100% of the revenue from its working interests in the Acquired Properties, would bear all abandonment obligations related to these properties and would not realize the $7,500,000 plus accrued interest that had been recorded as a noncurrent receivable related to the settlement of the demand charge obligations under the Ewing Bank and Ship Shoal Agreements. Accordingly in June 1997, the Partnership recorded as impairment, abandonment and other expense on the

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES accompanying consolidated statement of operations a non-recurring charge of $21,222,000 to reserve its investment in certain gathering facilities and other assets associated with Tatham Offshore's Ewing Bank 914 #2 well and Ship Shoal Block 331 property, to fully accrue its abandonment obligations associated with the gathering facilities serving these properties, to reserve its noncurrent receivable related to the prepayment of the demand charge obligations under the Ewing Bank and Ship Shoal Agreements and to accrue certain abandonment obligations associated with its oil and gas properties.

NOTE 6 - REGULATORY MATTERS:

The FERC has jurisdiction under the Natural Gas Act of 1938, as amended (the "NGA") and the Natural Gas Policy Act of 1978, as amended (the "NGPA") over Nautilus, Stingray, HIOS and UTOS (the "Regulated Pipelines") with respect to transportation of gas, rates and charges, construction of new facilities, extension or abandonment of service and facilities, accounts and records, depreciation and amortization policies and certain other matters. The Partnership's remaining systems (the "Unregulated Pipelines") are gathering facilities and as such are not currently subject to rate and certificate regulation by the FERC under the NGA and the NGPA. However, the FERC has asserted that it has rate jurisdiction under the NGA over services performed through gathering facilities owned by a natural gas company (as defined in the NGA) when such services are performed "in connection with" transportation services provided by such natural gas company. Whether, and to what extent, the FERC will exercise any NGA rate jurisdiction it may be found to have over gathering facilities owned either by natural gas companies or affiliates thereof is subject to case-by-case review by the FERC. Based on current FERC policy and precedent, the Partnership does not anticipate that the FERC will assert or exercise any NGA rate jurisdiction over the Unregulated Pipelines so long as the services provided through such lines are not performed "in connection with" transportation services performed through any of the Regulated Pipelines. Both the Regulated and the Unregulated Pipelines are subject to the FERC's administration of the "equal access" requirements of the Outer Continental Shelf Lands Act ("OCSLA").

Poseidon is subject to regulation under the Hazardous Liquid Pipeline Safety Act ("HLPSA"). Operations in offshore federal waters are regulated by the Department of the Interior. In addition, as transporter of hydrocarbons across the Outer Continental Shelf ("OCS"), the Poseidon system must offer "equal access" to other potential shippers of crude. Poseidon is located in federal waters in the Gulf, and its right-of-way was granted by the federal government. Therefore, the FERC may assert that it has jurisdiction to compel Poseidon to grant access under OCSLA to other shippers of crude oil upon the satisfaction of certain conditions and to apportion the capacity of the line among owner and non-owner shippers.

The FERC has generally disclaimed jurisdiction to set rates for oil pipelines in the OCS under the Interstate Commerce Act. As a result, Poseidon has not filed tariffs with the FERC.

Rate Cases

Tarpon. In March 1997, the FERC issued an order declaring Tarpon's facilities exempt from NGA regulation under the gathering exception, thereby terminating Tarpon's status as a "natural gas company" under the NGA. Tarpon has agreed, however, to continue service for shippers that have not executed replacement contracts on the terms and conditions, and at the rates reflected in, its last effective regulated tariff for two years from the date of the order.

Other. Each of Nautilus, Stingray, HIOS, and UTOS are currently operating under agreements with their respective customers that provide for rates that have been approved by the FERC and that will remain in effect until at least the fourth quarter of 1998. Stingray, HIOS and UTOS have each agreed to file a new rate case in the fourth quarter of 1998.

NOTE 7 - INDEBTEDNESS:

In February 1993, the Partnership entered into a revolving credit facility with a syndicate of commercial banks that provided a maximum $50 million commitment for borrowings, subject to certain borrowing base limitations (the "Partnership Credit Facility"). The Partnership Credit Facility was amended and restated in March 1995, February 1996, March 1996 and December 1996 and currently provides up to $300 million of available credit, subject to certain incurrence limitations. As of December 31, 1997 and 1996, the Partnership had $238,000,000 and $227,000,000, respectively, outstanding under its credit facility. At the election of the Partnership, interest under the Partnership Credit Facility is determined by reference to the reserve-adjusted London interbank offer rate ("LIBOR"), the prime rate or the

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

90-day average certificate of deposit. The interest rate at December 31, 1997 and 1996 was 6.6% per annum. A commitment fee is charged on the unused and available to be borrowed portion of the credit facility. This fee varies between 0.25% and 0.375% per annum and is currently 0.25% per annum. Amounts advanced under the Partnership Credit Facility were used (i) to finance the Partnership's capital expenditures, including construction of platforms and pipelines, investments in equity investees and the acquisition and development of oil and gas properties and (ii) to repay all of the indebtedness incurred under the Flextrend Credit Facility (discussed below). Amounts remaining under the Partnership Credit Facility are available to the Partnership for general partnership purposes, including financing capital expenditures, for working capital, and subject to certain limitations, for paying distributions to Unitholders. The Partnership Credit Facility can also be utilized to issue letters of credit as may be required from time to time; however, no letters of credit are currently outstanding. The Partnership Credit Facility matures in December 1999; is guaranteed by Leviathan and each of the Partnership's subsidiaries; and is secured by the management agreement with Leviathan (Note
10), substantially all of the assets of the Partnership and Leviathan's 1% general partner interest in the Partnership and approximate 1% interest in certain subsidiaries of the Partnership.

Interest costs incurred by the Partnership totaled $15,890,000, $17,470,000 and $6,082,000 for the years ended December 31, 1997, 1996 and 1995, respectively. During the years ended December 31, 1997, 1996 and 1995, the Partnership capitalized $1,721,000, $11,910,000 and $5,269,000, respectively, of such interest costs in connection with construction projects and drilling activities in progress during such periods. At December 31, 1997 and 1996, the unamortized portion of debt issue costs totaled $3,749,000 and $4,616,000, respectively.

NOTE 8 - PARTNERS' CAPITAL:

In 1995, the Partnership adopted the Unit Rights Appreciation Plan (the "Plan") to provide the Partnership with the ability of making awards of Unit Rights, as hereinafter defined, to certain officers and key employees of the Partnership or its affiliates as an incentive for these individuals to continue in the service of the Partnership or its affiliates. Under the Plan, the Partnership may grant to senior officers of the Partnership or its affiliates, excluding the Chairman of the Board of Leviathan, currently Mr. Thomas P. Tatham, with the right to purchase, or realize the appreciation of, a Preference Unit (a "Unit Right"), pursuant to the provisions of the Plan. The aggregate number of Preference Units as to which Unit Rights may be issued pursuant to the Plan shall not exceed 400,000 Preference Units per calendar year and 4,000,000 Preference Units over the term of the Plan, subject to adjustment as to both limitations under certain circumstances. No participant may be granted more than 400,000 Unit Rights in any calendar year. The exercise price of the Preference Units covered by the Unit Rights granted pursuant to the Plan shall be the closing price of the Preference Units as reported on the New York Stock Exchange or, if the Preference Units are not traded on such exchange, as reported on any other national securities exchange on which the Preference Units are traded, on the date on which Unit Rights are granted pursuant to the Plan. As of December 31, 1997, a total of 1,200,000 Unit Rights have been granted under the Plan representing 400,000 Unit Rights for each of the calendar years 1995, 1996 and 1997. For the years ended December 31, 1997 and 1996, the Partnership accrued $3,710,000 and $436,000, respectively, related to the appreciation and vestiture of these Unit Rights.

As of December 31, 1997, 1996 and 1995, the Partnership had 18,075,000 Preference Units and 6,291,894 Common Units outstanding. All of the Preference Units of the Partnership are owned by the public, representing a 72.7% effective limited partner interest in the Partnership. Leviathan, through its ownership of all of the Common Units, its 1% general partner interest in the Partnership and its approximate 1% nonmanaging interest in certain of the Partnership subsidiaries, owns a 27.3% effective interest in the Partnership.

NOTE 9 - CASH DISTRIBUTIONS:

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

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

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

Since commencement of operations on February 19, 1993 through December 31, 1997, the Partnership has made distributions to the Unitholders equal to and in excess of the Minimum Quarterly Distribution of $0.275 per Unit.
See Note 18.

Distributions by the Partnership of its Available Cash are effectively made 98% to Unitholders and 2% to Leviathan, as general partner, subject to the payment of incentive distributions to Leviathan if certain target levels of cash distributions to Unitholders are achieved ("Incentive Distributions"). As an incentive, the general partner's interest in the portion of quarterly cash distributions in excess of $0.325 per Unit and less than or equal to $0.375 per Unit is increased to 15%. For quarterly cash distributions over $0.375 per Unit but less than or equal to $0.425 per Unit, the general partner receives 25% of such incremental amount and for all quarterly cash distributions in excess of $0.425 per Unit, the general partner receives 50% of the incremental amount. During the years ended December 31, 1997 and 1996, Leviathan received Incentive Distributions totaling $3,885,000 and $285,000, respectively. In February 1998, the Partnership paid a cash distribution of $0.50 per Preference and Common Unit and an Incentive Distribution of $2,362,000 to Leviathan.

NOTE 10 - RELATED PARTY TRANSACTIONS:

MANAGEMENT FEES

Substantially all of the individuals who perform the day-to-day financial, administrative, accounting and operational functions for Leviathan as well as those who are responsible for the direction and control of the Partnership are employed by DeepTech. DeepTech entered into management agreements with each of its subsidiaries including Leviathan in its capacity as general partner of the Partnership. The management fee charged to Leviathan is intended to approximate the amount of resources allocated by DeepTech in providing various operational, financial, accounting and administrative services on behalf of Leviathan and the Partnership. The management agreement expires on June 30, 2002, and may be terminated thereafter upon 90 days notice by either party. Pursuant to the terms of the Partnership Agreement, Leviathan is entitled to reimbursement of all reasonable general and administrative expenses and other reasonable expenses incurred by Leviathan and its affiliates for or on behalf of the Partnership including, but not limited to, amounts payable by Leviathan to DeepTech under the management agreement.

In connection with the completion of the offering of additional Preference Units in June 1994, Leviathan amended its management agreement with DeepTech effective July 1, 1994 in consideration for the increase in management services associated with the planned expansion of facilities and to more accurately provide for the reimbursement of expenses incurred by DeepTech in providing management services to Leviathan and the Partnership. As amended, the management agreement provided for a management fee of $2,000,000 a year plus 40% of DeepTech's unreimbursed selling, general and administrative expenses. Effective November 1, 1995, July 1, 1996 and July 1, 1997, primarily as a result of the increased activities of the Partnership, Leviathan amended its management agreement with DeepTech to provide for an annual management fee of 45.3%, 54% and 52%, respectively, of DeepTech's overhead. Leviathan charged the Partnership $8,080,000, $6,590,000 and $5,796,000 pursuant to its management agreement with DeepTech for the years ended December 31, 1997, 1996 and 1995, respectively.

Leviathan is also required to reimburse DeepTech for certain tax liabilities resulting from, among other things, additional taxable income allocated to Leviathan due to (i) the issuance of additional Preference Units (including the sale of the Preference Units by the Partnership pursuant to the second public offering) and (ii) the investment of such proceeds in additional acquisitions or construction projects. During the years ended December 31, 1997 and 1996, Leviathan charged the Partnership $713,000 and $1,162,000, respectively, to compensate DeepTech for additional taxable income allocated to Leviathan.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

Sales, Transportation and Platform Access Agreements

General. In December 1993, the Partnership entered into a master gas dedication arrangement with Tatham Offshore (the "Master Dedication Agreement"). Under the Master Dedication Agreement, Tatham Offshore dedicated all production from its Garden Banks, Viosca Knoll, Ewing Bank and Ship Shoal leases as well as certain adjoining areas of mutual interest to the Partnership for transportation. In exchange, the Partnership agreed to install the pipeline facilities necessary to transport production from the areas and certain related facilities and to provide transportation services with respect to such production. Tatham Offshore agreed to pay certain fees for transportation services and facilities access provided under the Master Dedication Agreement. Pursuant to the terms of the Purchase and Sale Agreement with Tatham Offshore (Note 3), a subsidiary of the Partnership assumed all of Tatham Offshore's obligations under the Master Dedication Agreement and certain ancillary agreements with respect to the Acquired Properties.

Ewing Bank Gathering System. Pursuant to a gathering agreement (the "Ewing Bank Agreement") among Tatham Offshore, DeepTech, and a subsidiary of the Partnership, Tatham Offshore dedicated all natural gas and crude oil produced from eight of its Ewing Bank leases for gathering and redelivery by the Partnership and was obligated to pay a demand and a commodity rate for shipment of all oil and gas under this agreement. The Ewing Bank Agreement requires Tatham Offshore to pay certain demand charges and a commodity charge equal to 4% of the market price of production actually transported. For the years ended December 31, 1997, 1996 and 1995, Tatham Offshore paid the Partnership demand and commodity charges of $54,000, $349,000 and $7,626,000, respectively, under this agreement. The Partnership also receives revenue from the oil and gas production from the Ewing Bank 914 #2 well as a result of its 7.13% overriding royalty interest in the well. In March 1996, the Partnership settled all remaining unpaid demand charge obligations under the Ewing Bank Agreement in exchange for certain consideration as discussed below.

Ship Shoal. Pursuant to the Master Dedication Agreement, the Partnership and Tatham Offshore have entered into a gathering and processing agreement (the "Ship Shoal Agreement") pursuant to which the Partnership constructed a gathering line from Tatham Offshore's Ship Shoal Block 331 lease to interconnect with a third-party pipeline at the Partnership's platform located on Ship Shoal Block 332. In addition, the Partnership is operating the refurbished platform located at Ship Shoal Block 332 to process production from Ship Shoal Block 331. Pursuant to the terms of the Ship Shoal Agreement, and in consideration for constructing the interconnect, refurbishing the platform and for providing access to the processing facilities, Tatham Offshore was required to pay the Partnership a demand charge of $113,000 per month over a five-year period ending June 1999 and dedicated all production from its Ship Shoal 331 lease and eight additional surrounding leases for gathering and processing by the Partnership. The Ship Shoal Agreement remains in effect for the productive life of the reserves or, if earlier, the expiration of 20 years from date of first production. During late 1994, all of Tatham Offshore's wells at Ship Shoal 331 experienced completion and production problems. As a result, the Partnership received only demand charges under this agreement during 1995. For the year ended December 31, 1995, the Partnership received $1,360,000 from Tatham Offshore for fees related to the Ship Shoal Agreement. In March 1996, the Partnership settled all remaining unpaid demand charge obligations under this transportation agreement in exchange for certain consideration as discussed below.

VK 817 Platform. Tatham Offshore is also obligated to pay certain platform access and processing fees to the Partnership. For the years ended December 31, 1997, 1996 and 1995, the Partnership received $1,973,000, $1,896,000 and
$823,000, respectively, from Tatham Offshore as platform access and processing fees related to the Partnership's platform located in Viosca Knoll Block 817.

For the years ended December 31, 1997 and 1996, the Partnership charged Viosca Knoll $2,116,000 and $249,000, respectively, for expenses and platform access fees related to the Viosca Knoll 817 platform.

In addition, for the years ended December 31, 1997 and 1996, Viosca Knoll reimbursed $47,000 and $254,000, respectively, to the Partnership for costs incurred by the Partnership in connection with the acquisition and installation of a booster compressor on the Partnership's Viosca Knoll 817 platform.

Transportation Agreements Settled. Tatham Offshore was obligated to make demand charge payments to the Partnership pursuant to certain transportation agreements discussed above. Under these agreements, the Partnership was entitled to receive demand charges of $8,100,000 in 1996, $6,000,000 in 1997, $3,000,000 in 1998 and
$700,000

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES in 1999. In addition to the demand charges, Tatham Offshore is obligated to pay commodity charges, based on the volume of oil and gas transported or processed, under these agreements.

Production problems at Ship Shoal Block 331 and reduced oil production from the Ewing Bank 914 #2 well affected Tatham Offshore's ability to pay the demand charge obligations under agreements relative to these properties. As a result, effective February 1, 1996, the Partnership agreed to release Tatham Offshore from all remaining demand charge payments under the Ewing Bank Gathering Agreement and the Ship Shoal Agreement, a total of $17,800,000. Tatham Offshore remains obligated to pay the commodity charges under these agreements as well as all platform access and processing fees associated with the Viosca Knoll Block 817 lease. In exchange, the Partnership received 7,500 shares of Tatham Offshore Senior Preferred Stock (the "Senior Preferred Stock"), which is presented on the accompanying consolidated balance sheet at December 31, 1996 as investment in affiliate. The Senior Preferred Stock has a liquidation preference of $1,000 per share, is senior in liquidation preference to all other classes of Tatham Offshore stock and has a 9% cumulative dividend, payable quarterly. Commencing on October 1, 1998 and for a period of 90 days thereafter, the Partnership has the option to exchange the remaining liquidation preference amount and accrued but unpaid dividends for shares of Tatham Offshore's Series A 12% Convertible Exchangeable Preferred Stock (the "Series A Preferred Stock") with an equivalent market value. Further, the Partnership has made an irrevocable offer to Tatham Offshore to sell all or any portion of the Senior Preferred Stock to Tatham Offshore or its designee at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. The Series A Preferred Stock is convertible into Tatham Offshore common stock based on a fraction, the numerator of which is the liquidation preference value plus all accrued but unpaid dividends and the denominator of which is $6.53 per share. In addition, the sum of $7,500,000 was added to the Payout Amount under the Purchase and Sale Agreement. By adding $7,500,000 to the Payout Amount, the Partnership is entitled to an additional $7,500,000 plus interest at the rate of 15% per annum from revenue attributable to the Acquired Properties prior to reconveying any interest in the Acquired Properties to Tatham Offshore. In addition, Tatham Offshore waived its remaining option to prepay the then-existing Payout Amount and receive a reassignment of its working interests. Tatham Offshore and the Partnership also agreed that in the event Tatham Offshore furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, then the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment. Tatham Offshore granted the Partnership the right to utilize the Ship Shoal Block 331 platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on Ship Shoal Block 331, provided such use does not interfere with lease operations or other activities of Tatham Offshore. In addition, Tatham Offshore granted the Partnership a right of first refusal relative to a sale of the platform.

Oil and gas sales. The Partnership has agreed to sell all of its oil and gas production to Offshore Gas Marketing, Inc. ("Offshore Marketing"), an affiliate of the Partnership, on a month to month basis. The agreement with Offshore Marketing provides Offshore Marketing fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas for selling the Partnership's production. During the years ended December 31, 1997, 1996 and 1995, oil and gas sales to Offshore Marketing totaled $57,830,000, $46,296,000 and $922,000, respectively.

Other. During the years ended December 31, 1997, 1996 and 1995, Viosca Knoll charged the Partnership $3,921,000, $3,229,000 and $86,000, respectively, for transportation services related to transporting production from the Viosca Knoll Block 817 lease. During the years ended December 31, 1997 and 1996, POPCO charged the Partnership $2,003,000 and $1,056,000, respectively, for transportation services related to transporting production from the Garden Banks Block 72 and 117 leases.

Other

During the years ended December 31, 1997 and 1996, the Partnership was charged $3,351,000 and $7,223,000, respectively, by Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex") for contract drilling services rendered by the semisubmersible drilling rig, the FPS Laffit Pincay, at its Garden Banks Block 117 project. The FPS Laffit Pincay is owned by an affiliate of DeepTech and managed by Sedco Forex.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

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

Poseidon LLC managed the construction and installation of the initial 117 mile segment of the Poseidon pipeline, which was placed in service in April 1996. Texaco Trading managed the construction and installation of the remaining pipelines and facilities comprising the Poseidon system, which were placed in service in December 1996 and December 1997. Poseidon LLC was paid a performance fee of $1,400,000 for managing the construction of the initial segment of the Poseidon pipeline.

Pursuant to a management agreement between Viosca Knoll and the Partnership, the Partnership charges Viosca Knoll a base fee of $100,000 annually in exchange for Leviathan providing financial, accounting and administrative services on behalf of Viosca Knoll. For each of the years ended December 31, 1997, 1996 and 1995, Leviathan charged Viosca Knoll $100,000 in accordance with this management agreement.

For the year ended December 31, 1997, the Partnership charged Manta Ray Offshore $287,000 pursuant to management and operations agreements.

Mr. Charles M. Darling IV, a director of Leviathan and DeepTech, was a partner in a law firm until April 1997 that provides legal services to the Partnership. During the years ended December 31, 1997, 1996 and 1995, the Partnership incurred $55,000, $203,000 and $116,000, respectively, for these services.

Pursuant to the Leviathan non-employee director compensation arrangements, the Partnership is obligated to pay each non-employee director 2 1/2% of the general partners' Incentive Distribution as a profit participation fee. During the year ended December 31, 1997, the Partnership paid the three non-employee directors of Leviathan a total of $313,000 as a profit participation fee.

Dover Technology, Inc., which is 50% owned by DeepTech, performed certain technical and geophysical services for the Partnership in the aggregate amount of $240,000 and $58,000 for the years ended December 31, 1996 and 1995, respectively.

NOTE 11 - INCOME TAXES:

The Partnership (other than its subsidiaries, Tarpon and Manta Ray) is not subject to federal income taxes. Therefore, no recognition has been given to income taxes other than income taxes related to Tarpon and Manta Ray. The tax returns of the Partnership are subject to examination; if such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of partners could be adjusted accordingly.

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

The Partnership utilizes the liability method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Partnership does not have access to information about each individual partner's tax attributes in the Partnership, and the aggregate tax bases cannot be readily determined. Accordingly, management does not believe that, in the Partnership's circumstances, the aggregate difference would be meaningful information.

Tarpon is and Manta Ray was, prior to its liquidation in May 1996, a subsidiary of the Partnership that files separate federal income tax returns. The income tax benefit recorded for the years ended December 31, 1997, 1996, and 1995 equals $311,000, $801,000 and $603,000, respectively, and is entirely related to Tarpon. The benefit equals Tarpon's

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES book loss times the effective statutory rate for such period. The Partnership's deferred income tax liability at December 31, 1997 and 1996 of $1,399,000 and $1,722,000, respectively, is entirely related to the differences in the tax and book bases of the pipeline assets of Tarpon. In May 1996, Manta Ray was merged with and into a subsidiary of the Partnership. Manta Ray had no taxable income for the respective periods prior to its liquidation.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

Credit Facilities

Each of Stingray, POPCO and Viosca Knoll are parties to a credit agreement under which it has outstanding obligations that may restrict the payment of distributions to its owners.

In December 1995, Stingray amended an existing term loan agreement (the "Stingray Credit Agreement") to provide for aggregate outstanding borrowings of up to $29 million in principal amount. The Stingray Credit Agreement requires the payment of principal by Stingray of $1,450,000 per quarter. This term loan agreement is principally secured by current and future gas transportation contracts between Stingray and its customers. As of December 31, 1997, Stingray had $17,400,000 outstanding under the Stingray Credit Agreement bearing interest at an average floating rate of 6.53% per annum. On the earlier to occur of December 31, 2000 or the accelerated due date pursuant to the Stingray Credit Agreement, if Stingray has not settled all amounts due under the Stingray Credit Agreement, the Partnership is obligated to pay the lesser of (i) $8,500,000,
(ii) the aggregate amount of distributions received by the Partnership from Stingray subsequent to October 1, 1994, or (iii) 50% of any then outstanding amounts due pursuant to the Stingray Credit Agreement.

In April 1996, POPCO entered into a revolving credit facility (the "POPCO Credit Facility") with a syndicate of commercial banks to provide up to $150 million for the construction and expansion of Poseidon and for other working capital needs of POPCO. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The POPCO Credit Facility is secured by a substantial portion of POPCO's assets and matures on April 30, 2001. As of December 31, 1997, POPCO had $120,500,000 outstanding under the POPCO Credit Facility bearing interest at an average floating rate of 7.2% per annum. As of December 31, 1997, approximately $27,900,000 of additional funds were available under the POPCO Credit Facility.

In December 1996, Viosca Knoll entered into a revolving credit facility (the "Viosca Knoll Credit Facility) with a syndicate of commercial banks to provide up to $100 million for the addition of compression to the Viosca Knoll system and for other working capital needs of Viosca Knoll, including funds for a one-time distribution of $25,000,000 to its partners. In December 1996, the Partnership received a $12,500,000 distribution from Viosca Knoll as a result of its 50% working interest. Viosca Knoll's ability to borrow money under the Viosca Knoll Credit Facility is subject to certain customary terms and conditions, including borrowing base limitations. The Viosca Knoll Credit Facility is secured by a substantial portion of Viosca Knoll's assets and matures on December 20, 2001. If Viosca Knoll fails to pay any principal, interest or other amounts due pursuant to the Viosca Knoll Credit Facility, the Partnership is obligated to pay up to a maximum of $2,500,000 in settlement of 50% of Viosca Knoll's obligations under the Viosca Knoll Credit Facility Agreement. As of December 31, 1997, Viosca Knoll has $52,200,000 outstanding under the Viosca Knoll Credit Facility bearing interest at an average floating rate of 6.7% per annum. As of December 31, 1997, approximately $24,800,000 of additional funds were available under the Viosca Knoll Credit Facility.

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

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

At December 31, 1997, the Partnership had open sales hedges on approximately 27,465 million British thermal units ("MMbtu") of natural gas per day for calendar 1998 at an average price of $2.42 per MMbtu and open purchase hedges on approximately 27,180 MMbtu of natural gas per day for calendar 1998 at an average price of $2.28 per MMbtu. Subsequent to December 31, 1997, the Partnership entered into commodity swap transactions for calendar 1999 totaling 5,000 MMbtu per day at a fixed price to be determined at the Partnership's option equal to the January 1999 Natural Gas Futures Contract on NYMEX as quoted at any time during 1998 to and including the last three trading days of the January 1999 contract minus $0.25 per MMbtu.

At December 31, 1997, the Partnership had open crude oil hedges on approximately 990 barrels per day for calendar 1998 at an average price of $20.43 per barrel. Subsequent to December 31, 1997, the Partnership entered into purchase hedge contracts totaling 1,000 barrels of oil per day for calendar 1998 at an average price of $17.29 per barrel.

If the Partnership had settled its open natural gas and crude oil hedging positions as of December 31, 1997 based on the applicable settlement prices of the NYMEX futures contracts, the Partnership would have recognized income of approximately $2.2 million.

North Atlantic Pipeline Project. Tatham Offshore Canada Limited ("Tatham Offshore Canada"), a wholly-owned subsidiary of Tatham Offshore, is the Canadian representative of North Atlantic Pipeline Partners, L.P. ("North Atlantic"), the sponsor of a proposal to build an approximately 2,500 kilometer pipeline from offshore Newfoundland and Nova Scotia to the eastern seaboard of the United States. The Partnership has entered into a letter agreement with Tatham Offshore Canada regarding participation in the North Atlantic pipeline project. Under such agreement, Tatham Offshore Canada is responsible for pre-development costs of up to $10 million. Such agreement contains certain termination rights, contemplates the negotiation, execution and delivery of definitive agreements and provides that the Partnership would hold a pro rata partnership interest of up to 20% in North Atlantic. The Partnership has no financial commitment to the project until and unless an application is approved by the appropriate Canadian and United States regulatory authorities. In the event the Partnership was to terminate its participation in North Atlantic after the date North Atlantic receives regulatory approval of an application but prior to the in-service date of the first phase of the North Atlantic pipeline, the Partnership, under certain conditions, would be obligated to pay Tatham Offshore Canada an amount equal to 150% of the Partnership's pro rata share of the "success fee" earned by Tatham Offshore Canada related to the first phase of construction. For a period of one year after the effective date of the merger discussed in Note 16, the Partnership shall have the right to terminate this agreement without incurring the liability for the above-mentioned "success fee". During October 1997, North Atlantic filed applications with the FERC and its Canadian counterpart, the National Energy Board, for approval of its proposed pipeline. Tatham Offshore Canada is seeking additional participants on similar terms as that offered to the Partnership.

Other

In the ordinary course of business, the Partnership is subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position or operations of the Partnership. Various legal actions which have arisen in the ordinary course of business are pending with respect to the pipeline interests and other assets of the Partnership. Management believes that the ultimate disposition of these actions, either individually or in the aggregate, will not have a material adverse effect on the consolidated financial position or operations of the Partnership.

NOTE 13 - SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:

Cash paid, net of amounts capitalized, during each of the periods presented

                                  Year ended December 31,
                          -----------------------------------------
                            1997           1996             1995
                                        (In thousands)
        Interest          $12,965          $ 2,890          $  --
        Taxes             $    11          $    20          $    13

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

Supplemental disclosures of noncash investing and financing activities

                                                           Year ended December 31,
                                                   --------------------------------------
                                                    1997           1996            1995
                                                               (In thousands)
Increase in investment in affiliate                $   --        $ (7,500)      $     --
Increase in other noncurrent receivable                --          (7,500)            --
Increase in deferred revenue                           --          15,000             --
Conveyance of assets and liabilities to POPCO          --          29,758             --
Conveyance of assets and liabilities to Manta
     Ray Offshore and Nautilus                       72,080          --               --
                                                   --------      --------       --------
                                                   $ 72,080      $ 29,758       $     --
                                                   ========      ========       ========

NOTE 14 - MAJOR CUSTOMERS:

The percentage of gathering, transportation and platform services revenue from major customers was as follows:



                                               Year ended December 31,
                                             -------------------------------
                                             1997         1996         1995
                                                     (In thousands)
Shell Gas Trading Company                     --           17%          19%
Tatham Offshore (affiliated company)          --           30%          45%
Texaco Gas Marketing, Inc.                    13%          --           --
Walter Oil & Gas Corporation                  13%          --           --

NOTE 15 - BUSINESS SEGMENT INFORMATION

The Partnership's operations consist of two segments: (i) pipeline gathering, transportation and platform services and (ii) development and production of proved oil and gas reserves. All of the Partnership's operations are conducted in the Gulf. The following table summarizes certain financial information for each business segment (in thousands):


                                            Gathering,
                                          Transportation
                                           and Platform                              Consolidating
                                             Services     Oil and Gas    Subtotal     Eliminations      Total
                                          --------------  ----------    ----------   -------------   ----------
Year Ended December 31, 1997: (a)
    Operating revenue                      $   28,491     $   58,106    $   86,597    $  (11,162)    $   75,435
    Operating expenses                         (3,221)       (19,293)      (22,514)       11,162        (11,352)
    Depreciation, depletion and
      amortization                             (9,831)       (36,389)      (46,220)          --         (46,220)
    Impairment, abandonment and other
                                              (10,268)       (10,954)      (21,222)          --         (21,222)
                                           ----------     ----------    ----------    ----------     ----------
        Operating income                   $    5,171     $   (8,530)   $   (3,359)   $      --      $   (3,359)
                                           ==========     ==========    ==========    ==========     ==========

Year Ended December 31, 1996: (a)
    Operating revenue                      $   34,057     $   47,068    $   81,125    $  (10,052)    $   71,073
    Operating expenses                         (4,270)       (14,850)      (19,120)       10,052         (9,068)
    Depreciation, depletion and
      amortization                            (15,002)       (16,729)      (31,731)          --         (31,731)
                                           ----------     ----------    ----------    ----------     ----------
        Operating income                   $   14,785     $   15,489    $   30,274    $      --      $   30,274
                                           ==========     ==========    ==========    ==========     ==========

----------------------

(a) The Partnership's activities related to the production of oil and gas reserves commenced in December 1995 and therefore financial information for each business segment is only presented for the years ended December 31, 1997 and 1996.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

NOTE 16 - SUBSEQUENT EVENTS:

On March 2, 1998, DeepTech announced that its Board of Directors and a majority of its stockholders have approved entering into a definitive merger agreement with El Paso Natural Gas Company ("El Paso"). As a result of this merger and through a series of transactions, El Paso will own 100% of Leviathan's general partner interest in the Partnership and an overall 27.3% effective interest in the Partnership. The merger is subject to customary regulatory approvals, the consummation of certain related transactions and is expected to be completed by the end of the second quarter of 1998.

In connection with the merger of DeepTech and El Paso, Tatham Offshore has agreed to relinquish its reversionary rights relating to the Acquired Properties and the Partnership has agreed to exchange 7,500 shares of Tatham Offshore Senior Preferred Stock currently held by the Partnership for 100% of Tatham Offshore's right, title and interest in and to Viosca Knoll Blocks 772, 773, 774, 817, 818 and 861, West Delta Block 35, Ewing Bank Blocks 871, 914, 915 and 916 and the platform located at Ship Shoal Block 331. At the closing, the Partnership will receive from/pay to Tatham Offshore an amount equal to the net cash generated from/required by such properties from January 1, 1998 through the closing date. In addition, the Partnership has agreed to assume all abandonment and restoration obligations associated with the platform and leases. This transaction has been approved by the Board of Directors of each of Tatham Offshore and Leviathan and is expected to close in July 1998.

NOTE 17 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED):

Oil and gas reserves

The following table represents the Partnership's net interest in estimated quantities of developed and undeveloped reserves of crude oil, condensate and natural gas and changes in such quantities at fiscal year end 1997, 1996 and 1995. Estimates of the Partnership's reserves at December 31, 1997, 1996 and 1995 have been made by the independent engineering consulting firm, Netherland & Sewell Associates, Inc. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

Estimates of reserve quantities are based on sound geological and engineering principles, but, by their very nature, are still estimates that are subject to substantial upward or downward revision as additional information regarding producing fields and technology becomes available.

                                                     Oil/Condensate     Natural Gas
                                                       (barrels)           (MCF)
                                                     --------------     -----------
                                                           (In thousands)
Proved reserves - December 31, 1994                        561               815
  Revisions of previous estimates                          (14)              (24)
  Purchase of reserves in place                          3,822            60,975
  Production                                               (46)             (474)
                                                         -----            ------
Proved reserves - December 31, 1995                      4,323            61,292
  Revisions of previous estimates                         (734)           (4,823)
  Extensions, discoveries and other additions              294             3,832
  Production                                              (421)          (15,787)
                                                         -----            ------
Proved reserves - December 31, 1996                      3,462            44,514
  Revisions of previous estimates                         (542)            5,441
  Production                                              (801)          (19,792)
                                                         -----            ------
Proved reserves - December 31, 1997                      2,119            30,163
                                                         =====            ======
Proved developed reserves - December 31, 1995              187            30,671
                                                         =====            ======
Proved developed reserves - December 31, 1996            3,149            44,075
                                                         =====            ======
Proved developed reserves - December 31, 1997            2,119            28,324
                                                         =====            ======

In general, estimates of economically recoverable oil and natural gas reserves and of the future net revenue therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and gas prices, future operating costs and future plugging and abandonment costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenue expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. The meaningfulness of such estimates is highly dependent upon the assumptions upon which they are based.

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

Future net cash flows

The standardized measure of discounted future net cash flows relating to the Partnership's proved oil and gas reserves is calculated and presented in accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." Accordingly, future cash inflows were determined by applying year-end oil and gas prices, as adjusted for hedging and other fixed price contracts in effect, to the Partnership's estimated share of future production from proved oil and gas reserves. The average prices utilized in the calculation of the standardized measure of discounted future net cash flows at December 31, 1997 were $17.54 per barrel of oil and $2.49 per Mcf of gas. Future production and development costs were computed by applying year-end costs to future years. As the Partnership is not a taxable entity, no future income taxes were provided. A prescribed 10% discount factor was applied to the future net cash flows.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

In the Partnership's opinion, this standardized measure is not a representative measure of fair market value, and the standardized measure presented for the Partnership's proved oil and gas reserves is not representative of the reserve value. The standardized measure is intended only to assist financial statement users in making comparisons between companies.

                                                                         December 31,
                                                            ---------------------------------------
                                                               1997         1996            1995
                                                                         (In thousands)
Future cash inflows                                           $104,192      $206,311      $193,593
Future production costs                                         15,895        13,019        12,004
Future development costs                                        10,463         5,328        33,007
Future income tax expenses                                        --            --            --
                                                              --------      --------      --------
Future net cash flows                                           77,834       187,964       148,582
Annual discount at 10% rate                                     10,468        32,326        33,412
                                                              --------      --------      --------
Standardized measure of discounted future net cash flows      $ 67,366      $155,638      $115,170
                                                              ========      ========      ========


                                                                         December 31, 1997
                                                              ------------------------------------
                                                               Proved        Proved
                                                              Developed   Undeveloped      Total
                                                              ---------   ------------    --------
                                                                         (In thousands)
Undiscounted estimated future net cash flows from
   proved reserves before income taxes                        $ 75,635      $  2,199      $ 77,834
                                                              ========     =========      ========
Present value of estimated future net cash flows from
   proved reserves before income taxes, discounted at 10%     $ 65,688     $   1,678      $ 67,366
                                                              ========     =========      ========

     The following are the principal sources of change in the standardized measure (in thousands):



                                                                1997          1996          1995
                                                              --------      --------      --------
Beginning of year                                             $155,638      $115,170      $  6,734
   Sales and transfers of oil and gas produced,
      net of production costs                                  (53,492)      (40,420)       (1,685)
   Net changes in prices and production costs                  (35,645)       45,358          (156)
   Extensions, discoveries and improved recovery,
      less related costs                                          --          17,077          --
   Oil and gas development costs incurred
      during the year                                           11,140        57,501        12,865 (a)
   Changes in estimated future development costs               (12,439)      (29,421)         --
   Revisions of previous quantity estimates                     (3,817)      (19,686)         (176)
   Purchase of reserves in place                                  --            --          97,188 (b)
   Accretion of discount                                        15,564        11,517           673
   Changes in production rates, timing and other                (9,583)       (1,458)         (273)
                                                              --------      --------      --------
End of year                                                   $ 67,366      $155,638      $115,170
                                                              ========      ========      ========

-------------------------------

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

(b) See Note 3 for discussion of Purchase and Sale Agreement with Tatham
    Offshore.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

NOTE 18 - SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (unaudited):

                                                                        Year 1997
                                                -----------------------------------------------------------
                                                                      Quarter Ended
                                                -------------------------------------------------
                                                March 31    June 30    September 30  December 31    Year
                                                          (In thousands, except for per Unit data)
Revenue                                         $ 31,028    $ 28,226     $ 25,474    $ 20,034    $ 104,762
Gross profit (a)                                $ 13,980    $ 11,289     $ 11,311    $ 10,541    $  47,121
Net income (loss)                               $  8,964    $(15,855)    $  3,274    $  2,479    $  (1,138)
Net income (loss) per Unit                      $   0.32(b) $  (0.58)(b) $   0.12(b) $   0.08    $   (0.06)
Weighted average number of Units outstanding      24,367      24,367       24,367      24,367       24,367
Distributions declared per Unit                 $  0.425    $   0.45     $  0.475    $   0.50    $    1.85


                                                                        Year 1996
                                                -----------------------------------------------------------
                                                                      Quarter Ended
                                                -------------------------------------------------
                                                March 31    June 30    September 30  December 31    Year
                                                          (In thousands, except for per Unit data)
Revenue                                         $ 19,637    $ 18,562     $ 24,214    $ 29,094    $  91,507
Gross profit (a)                                $ 12,437    $ 10,792     $ 13,246    $ 14,233    $  50,708
Net income                                      $ 10,910    $  9,161     $ 10,006    $  8,615    $  38,692
Net income per Unit                             $   0.44    $   0.37     $   0.41    $   0.35    $    1.57
Weighted average number of Units outstanding      24,367      24,367       24,367      24,367       24,367
Distributions declared per Unit                 $  0.325    $   0.35     $  0.375    $   0.40    $    1.45

                                                                        Year 1995
                                                -----------------------------------------------------------
                                                                      Quarter Ended
                                                -------------------------------------------------
                                                March 31    June 30    September 30  December 31    Year
                                                          (In thousands, except for per Unit data)
Revenue                                         $  8,475    $ 10,800     $ 12,266    $ 10,452    $  41,993
Gross profit (a)                                $  5,415    $  7,873     $  9,372    $  6,951    $  29,611
Net income                                      $  3,932    $  7,130     $  7,255    $  5,628    $  23,945
Net income per Unit                             $   0.16    $   0.29     $   0.29    $   0.23    $    0.97
Weighted average number of Units outstanding      24,367      24,367       24,367      24,367       24,367
Distributions declared per Unit                 $   0.30    $   0.30     $   0.30    $   0.30    $    1.20

---------------------------

(a) Represent revenue less operating and depreciation, depletion and amortization expenses.

(b) Restated to properly reflect the allocation of net income (loss) resulting from Incentive Distributions to the general partner. Previously, the Partnership had reported net income (loss) of $0.36 per Unit, ($0.64) per Unit and $0.13 per Unit for the quarters ended March 31, June 30 and September 30, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of Viosca Knoll Gathering
  Company (a Delaware general partnership)


In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and of partners' capital present fairly, in all material respects, the financial position of Viosca Knoll Gathering Company (a Delaware general partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements' based on our audits. We conducted our audits in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP

Houston, Texas
March 2, 1998

                         VIOSCA KNOLL GATHERING COMPANY
                        (a Delaware general partnership)
                                 BALANCE SHEET


         ASSETS
                                                                    December 31,
                                                        -----------------------------------
                                                             1997                  1996
Current assets:
   Cash                                                 $     134,815         $     417,193
   Accounts receivable                                      2,657,576             2,998,388
   Accounts receivable from affiliates                        561,439             1,133,709
                                                        -------------         -------------
         Total current assets                               3,353,830             4,549,290
                                                        -------------         -------------

   Property, plant and equipment:
      Pipelines                                           103,121,527            67,253,786
      Construction-in-progress                              1,448,519             8,326,390
      Other                                                    23,645                23,645
                                                        -------------         -------------
                                                          104,593,691            75,603,821
      Less:  Accumulated depreciation                      (6,885,744)           (4,495,656)
                                                        -------------         -------------
         Property, plant and equipment, net                97,707,947            71,108,165
                                                        -------------         -------------
   Debt issue costs, net                                      296,119               300,000
                                                        -------------         -------------
         Total assets                                   $ 101,357,896         $  75,957,455
                                                        =============         =============
   LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable                                     $   3,841,394         $   1,904,472
   Accounts payable to affiliates                             850,452               337,504
   Accrued liabilities                                      6,587,999               260,262
                                                        -------------         -------------
         Total current liabilities                         11,279,845             2,502,238
Provision for negative salvage                                256,515               173,175
Notes payable                                              52,200,000            33,300,000
                                                        -------------         -------------
                                                           63,736,360            35,975,413
                                                        -------------         -------------

Commitments and contingencies (Note 5)

Partners' capital:
   VK-Deepwater                                            18,810,768            19,991,021
   EPEC Deepwater                                          18,810,768            19,991,021
                                                        -------------         -------------
                                                           37,621,536            39,982,042
                                                        -------------         -------------
         Total liabilities and partners' capital        $ 101,357,896         $  75,957,455
                                                        =============         =============


    The accompanying notes are an integral part of this financial statement.

                         VIOSCA KNOLL GATHERING COMPANY
                        (a Delaware general partnership)
                            STATEMENT OF OPERATIONS

                                                 Year ended December 31,
                                              ---------------------------------
                                                 1997                 1996
Revenue:
   Transportation services                    $ 23,127,864         $ 13,923,172
                                              ------------         ------------

Costs and expenses:
   Operating expenses                            1,990,062              298,465
   Depreciation                                  2,473,428            2,268,755
   General and administrative expenses             124,960              126,276
                                              ------------         ------------
                                                 4,588,450            2,693,496
                                              ------------         ------------
Operating income                                18,539,414           11,229,676
Interest income                                     39,195                 --
Interest and other financing costs              (1,959,355)             (90,034)
                                              ------------         ------------
Net income                                    $ 16,619,254         $ 11,139,642
                                              ============         ============


    The accompanying notes are an integral part of this financial statement.

                         VIOSCA KNOLL GATHERING COMPANY
                        (a Delaware general partnership)
                            STATEMENT OF CASH FLOWS


                                                                               Year ended December 31,
                                                                          ----------------------------------
                                                                              1997                  1996
Cash flows from operating activities:
   Net income                                                             $ 16,619,254         $ 11,139,642
   Adjustments to reconcile net income
      to net cash provided by operating activities:
          Depreciation                                                       2,473,428            2,268,755
          Amortization of debt issue costs                                      74,028                 --
          Changes in operating working capital:
             Decrease (increase) in accounts receivable                        340,812           (1,462,130)
             Decrease (increase) in accounts receivable
                from affiliates                                                572,270           (1,045,670)
             Increase in accounts payable                                    1,936,922            1,557,033
             Increase (decrease) in accounts payable to affiliates             512,948           (2,311,682)
             Increase (decrease) in accrued liabilities                      6,327,737             (250,738)
                                                                          ------------         ------------
                Net cash provided by operating activities                   28,857,399            9,895,210
                                                                          ------------         ------------

Cash flows from investing activities:
   Additions to pipeline assets                                            (27,541,351)          (5,219,180)
   Construction-in-progress                                                 (1,448,519)          (3,410,462)
                                                                          ------------         ------------
                Net cash used in investing activities                      (28,989,870)          (8,629,642)
                                                                          ------------         ------------

Cash flows from financing activities:
   Proceeds from note payable                                               18,900,000           33,300,000
   Contributions from partners                                                 320,240            3,018,936
   Distributions to partners                                               (19,300,000)         (36,900,000)
   Debt issue costs                                                            (70,147)            (300,000)
                                                                          ------------         ------------
                Net cash used in financing activities                         (149,907)            (881,064)
                                                                          ------------         ------------

Net (decrease) increase in cash                                               (282,378)             384,504
Cash at beginning of year                                                      417,193               32,689
                                                                          ------------         ------------
Cash at end of year                                                       $    134,815         $    417,193
                                                                          ============         ============
Cash paid for interest, net of amounts capitalized                        $  1,877,521         $       --




    The accompanying notes are an integral part of this financial statement.

                         VIOSCA KNOLL GATHERING COMPANY
                        (a Delaware general partnership)
                         STATEMENT OF PARTNERS' CAPITAL


                                     VK                EPEC
                                 Deepwater           Deepwater              Total
                               ------------         ------------         ------------
Partners' capital at
    December 31, 1995          $ 31,361,732         $ 31,361,732         $ 62,723,464

Contributions                     1,509,468            1,509,468            3,018,936
Distributions                   (18,450,000)         (18,450,000)         (36,900,000)
Net income                        5,569,821            5,569,821           11,139,642
                               ------------         ------------         ------------
Partners' capital at
    December 31, 1996            19,991,021           19,991,021           39,982,042

Contributions                       160,120              160,120              320,240
Distributions                    (9,650,000)          (9,650,000)         (19,300,000)
Net income                        8,309,627            8,309,627           16,619,254
                               ------------         ------------         ------------
Partners' capital at
    December 31, 1997          $ 18,810,768         $ 18,810,768         $ 37,621,536
                               ============         ============         ============





    The accompanying notes are an integral part of this financial statement.

                         VIOSCA KNOLL GATHERING COMPANY
                        (a Delaware general Partnership)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION:

Viosca Knoll Gathering Company ("Viosca Knoll") is a Delaware general partnership formed in May 1994 to design, construct, own and operate the Viosca Knoll Gathering System (the "Viosca Knoll System") and any additional facilities constructed or acquired pursuant to the Joint Venture Agreement between VK Deepwater Gathering Company, L.L.C. ("VK Deepwater"), an approximate 99% owned subsidiary of Leviathan Gas Pipeline Partners, L.P. ("Leviathan"), and EPEC Deepwater Gathering Company ("EPEC Deepwater"), a subsidiary of El Paso Tennessee Pipeline Co. Each of the partners has a 50% interest in Viosca Knoll. Viosca Knoll is managed by a committee consisting of representatives from each of the partners. Viosca Knoll has no employees. VK Deepwater is the operator of Viosca Knoll and has contracted with an affiliate of EPEC Deepwater to maintain the pipeline and with Leviathan to perform financial, accounting and administrative services.

The Viosca Knoll System is an approximate 125-mile gathering system extending from the Main Pass area of the Gulf of Mexico (the "Gulf") through the Viosca Knoll area and terminating at points of interconnection with existing interstate pipelines in the South Pass area of the Gulf offshore Louisiana. The Viosca Knoll System, originally designed to transport 400 million cubic feet ("MMcf") of gas per day, began gathering activities in November 1994. During 1996, Viosca Knoll installed a 6,000 horsepower compressor on Leviathan's platform to increase throughput capacity to approximately 700 MMcf of gas per day. In December 1997, Viosca Knoll placed in service an expansion to its system of approximately 25 miles of 20-inch pipe which enables Viosca Knoll to transport additional gas volumes from producing areas near the eastern end of the system.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Cash and cash equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Property, plant and equipment

Gathering pipelines and related facilities are recorded at cost and depreciated on a straight-line basis over an estimated useful life of 30 years. Viosca Knoll also calculates a negative salvage provision using the straight-line method based on an estimated cost of abandoning the pipeline of $2.5 million. Other property, plant and equipment is depreciated on a straight-line basis over an estimated useful life of five years. Maintenance and repair costs are expensed as incurred; additions, improvements and replacements are capitalized.

Viosca Knoll adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective January 1, 1996. SFAS No. 121 requires recognition of impairment losses on long-lived assets if the carrying amount of such assets, grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other assets, exceeds the estimated undiscounted future cash flows of such assets. Measurement of any impairment loss will be based on the fair value of the assets. Implementation of SFAS No. 121 did not have a material effect on Viosca Knoll's financial position or results of operations.

Revenue recognition

Revenue from pipeline transportation of natural gas is recognized upon receipt of the natural gas into the pipeline system. Revenue from demand charges is recognized in the period the services are provided.

                         VIOSCA KNOLL GATHERING COMPANY
                        (a Delaware general Partnership)

                   NOTES TO FINANCIAL STATEMENTS - (continued)

Income taxes

Viosca Knoll is not a taxable entity. Income taxes are the responsibility of the partners and are not reflected in these financial statements. However, the taxable income or loss resulting from the operations of Viosca Knoll will ultimately be included in the federal income tax returns of the partners and may vary substantially from income or loss reported for financial statement purposes.

Estimates

The preparation of Viosca Knoll's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, including those related to potential environmental liabilities and future regulatory status, that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

NOTE 3 - INDEBTEDNESS:

In December 1996, Viosca Knoll entered into a revolving credit facility (the "Viosca Knoll Credit Facility") with a syndicate of commercial banks to provide up to $100.0 million for the addition of compression and expansion to the Viosca Knoll System and for other working capital needs of Viosca Knoll, including providing a one time distribution not to exceed $25,000,000 to its partners. Viosca Knoll's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The Viosca Knoll Credit Facility is secured by all of Viosca Knoll's material contracts and agreements, receivables and inventory and matures on December 20, 2001. As of December 31, 1997 and 1996, Viosca Knoll had $52,200,000 and $33,300,000,
respectively, outstanding under the Viosca Knoll Credit Facility bearing interest at an average floating rate of 6.7% and 6.69% per annum. As of December 31, 1997, approximately $24,800,000 of additional funds are available under the Viosca Knoll Credit Facility. See Note 7.

Interest and other financing costs incurred by Viosca Knoll totaled $2,636,799 and $90,034 for the years ended December 31, 1997 and 1996, respectively. During the year ended December 31, 1997, Viosca Knoll capitalized $677,444 of such costs in connection with construction projects in progress.

NOTE 4 - RELATED PARTY TRANSACTIONS:

Pursuant to a management agreement dated May 24, 1994 between Viosca Knoll and Leviathan, Leviathan charges Viosca Knoll a base fee of $100,000 annually in exchange for Leviathan providing financial, accounting and administrative services on behalf of Viosca Knoll. For each of the years ended December 31, 1997 and 1996, Leviathan charged Viosca Knoll $100,000 in accordance with this management agreement.

Viosca Knoll and EPEC Gas Services, Inc. ("EPEC Gas"), an affiliate of EPEC Deepwater, entered into a construction and operation agreement whereby EPEC Gas provided personnel to manage the construction and operation of the Viosca Knoll System in exchange for a one-time management fee of $3,000,000 and provides routine maintenance services on behalf of Viosca Knoll. For the years ended December 31, 1997 and 1996, EPEC Gas charged Viosca Knoll $215,800 and $200,000, respectively, with respect to its operating and maintenance services.

In addition, EPEC Gas and VK-Main Pass Gathering Company, L.L.C. ("VK Main Pass"), a subsidiary of Leviathan, acquired and installed a compressor on the Viosca Knoll 817 Platform, which is owned by Leviathan. The compressor was placed in service in January 1997. For the years ended December 31, 1997 and 1996, Viosca Knoll reimbursed EPEC Gas $1,282,309 and $8,072,264, respectively, for construction related costs. For the years ended December 31, 1997 and 1996, Viosca Knoll reimbursed VK Main Pass $47,409 and $254,127, respectively, for construction related items.

                         VIOSCA KNOLL GATHERING COMPANY
                        (a Delaware general Partnership)

                   NOTES TO FINANCIAL STATEMENTS - (continued)

Included in transportation services revenue during the years ended December 31, 1997 and 1996 is $3,920,909 and $3,229,338, respectively, of revenue earned from transportation services provided to Flextrend Development Company, L.L.C., a subsidiary of Leviathan. Included in operating expenses for the years ended December 31, 1997 and 1996 is $2,116,213 and $248,816, respectively, of platform access fees and related expenses charged to Viosca Knoll by VK Main Pass.


NOTE 5 - COMMITMENTS AND CONTINGENCIES:

In the ordinary course of business, Viosca Knoll is subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position or operations of Viosca Knoll.

The Viosca Knoll system is a gathering facility and as such is not currently subject to rate and certificate regulation by the Federal Energy Regulatory Commission (the "FERC"). However, the FERC has asserted that it has rate jurisdiction under the Natural Gas Act of 1938, as amended (the "NGA"), over gathering services performed through gathering facilities owned by a natural gas company (as defined in the NGA) when such services were performed "in connection with" transportation services provided by such natural gas company. Whether, and to what extent, the FERC should exercise any NGA rate jurisdiction it may be found to have over gathering facilities owned either by natural gas companies or affiliates thereof is subject to case-by-case review by the FERC. Based on current FERC policy and precedent, Viosca Knoll does not anticipate that the FERC will assert or exercise any NGA rate jurisdiction over the Viosca Knoll system so long as the services provided through such system are not performed "in connection with" transportation services performed through any of the regulated pipelines of either of the partners.

NOTE 6 - MAJOR CUSTOMERS:

Transportation revenue from major customers was as follows:

                                                    Year ended December 31,
                                        --------------------------------------------
                                               1997                    1996
                                        -------------------    ---------------------
                                          Amount         %       Amount           %
Shell Offshore, Inc.                    $11,198,478      48    $ 5,140,714        37
Flextrend Development Company, L.L.C      3,920,909      17      3,229,338        23
Snyder Oil Company (formerly Delmar
   Operating, Inc.)                       3,653,387      16      3,274,945        24
Other                                     4,355,090      19      2,278,175        16
                                        -----------     ---    -----------       ---
                                        $23,127,864     100    $13,923,172       100
                                        ===========     ===    ===========       ===

NOTE 7 - CASH DISTRIBUTIONS:

In March 1995, Viosca Knoll began making monthly distributions of 100% of its Available Cash, as defined in the Joint Venture Agreement, to the partners. Available Cash consists generally of all the cash receipts of Viosca Knoll less all of its cash disbursements less reasonable reserves, including, without limitation, those necessary for working capital and near-term commitments and obligations or other contingencies of Viosca Knoll. Viosca Knoll expects to make distributions of Available Cash within 15 days after the end of each month to its partners. During the years ended December 31, 1997 and 1996, Viosca Knoll paid distributions of $19,300,000 and $36,900,000, respectively, to its partners. The distributions paid during 1996 include $25,000,000 of funds provided from borrowings under the Viosca Knoll Credit Facility. The Viosca Knoll Credit Facility Agreement includes a covenant by which distributions are limited to the greater of net income or 90% of earnings before interest and depreciation as defined in the agreement.

INDEPENDENT AUDITORS' REPORT



To the Management Committee
High Island Offshore System
Detroit, Michigan

We have audited the accompanying statements of financial position of High Island Offshore Systems as of December 31, 1997 and 1996, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the High Island Offshore System's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of High Island Offshore System as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

February 18, 1998

HIGH ISLAND OFFSHORE SYSTEM

STATEMENTS OF FINANCIAL POSITION
AS OF DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                            1997                 1996
                                                                     -----------------    ------------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                      $         876,845    $        3,285,926
      Accounts receivable                                                    4,709,918             4,717,178
      Prepayments                                                                  --                211,842
                                                                     -----------------    ------------------

          Total current assets                                               5,586,763             8,214,946
                                                                     -----------------    ------------------

GAS TRANSMISSION PLANT                                                     371,321,033           370,130,378
      Less - accumulated depreciation                                      359,830,332           355,589,997
                                                                     -----------------    ------------------

          Net gas transmission plant                                        11,490,701            14,540,381
                                                                     -----------------    ------------------

DEFERRED CHARGES                                                               590,189               444,895
                                                                     -----------------    ------------------


TOTAL  ASSETS                                                        $      17,667,653    $       23,200,222
                                                                     =================    ==================


LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                               $       3,077,779    $        1,850,780
      Unamortized rate reductions for excess deferred
         Federal income taxes                                                  302,021               302,021
                                                                     -----------------    ------------------

          Total current liabilities                                          3,379,800             2,152,801
                                                                     -----------------    ------------------

NON CURRENT LIABILITIES
      Unamortized rate reductions for excess deferred
         federal income taxes                                                  198,510               500,334
                                                                     -----------------    ------------------

COMMITMENTS AND CONTINGENCIES (Note 6)                                             --                    --

PARTNERS' EQUITY                                                            14,089,343            20,547,087
                                                                     -----------------    ------------------


TOTAL LIABILITIES AND PARTNERS' EQUITY                               $      17,667,653    $       23,200,222
                                                                     =================    ==================

                     SEE NOTES TO THE FINANCIAL STATEMENTS.

HIGH ISLAND OFFSHORE SYSTEM

STATEMENTS OF INCOME AND STATEMENTS OF PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


STATEMENTS OF INCOME                                                        1997                 1996
                                                                     -----------------    ------------------

OPERATING REVENUES
      Transportation services                                        $      45,414,839    $       47,052,978
      Other                                                                    502,111               387,764
                                                                     -----------------    ------------------

          Total operating revenues                                          45,916,950            47,440,742
                                                                     -----------------    ------------------

OPERATING EXPENSES
      Operation and maintenance                                             16,975,738            15,548,824
      Depreciation                                                           4,773,588             4,775,405
      Property taxes                                                           125,368               133,662
                                                                     -----------------    ------------------

          Total operating expenses                                          21,874,694            20,457,891
                                                                     -----------------    ------------------

          NET OPERATING INCOME                                              24,042,256            26,982,851
                                                                     -----------------    ------------------

OTHER DEDUCTIONS
      Interest on rate refund obligation                                           --                 96,624
                                                                     -----------------    ------------------
          Total other deductions                                                   --                 96,624
                                                                     -----------------    ------------------

NET INCOME                                                           $      24,042,256    $       27,079,475
                                                                     =================    ==================

STATEMENTS OF PARTNERS' EQUITY

BALANCE AT BEGINNING OF PERIOD                                       $      20,547,087    $       21,967,612

      Net income                                                            24,042,256            27,079,475
      Distributions to partners                                            (30,500,000)          (28,500,000)
                                                                     -----------------    ------------------

BALANCE AT END OF PERIOD                                             $      14,089,343    $       20,547,087
                                                                     =================    ==================

                     SEE NOTES TO THE FINANCIAL STATEMENTS.

HIGH ISLAND OFFSHORE SYSTEM

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                                         1997                1996
                                                                                 -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                   $      24,042,256    $       27,079,475
   Adjustments to reconcile net income to cash
     provided by operating activities
     Depreciation                                                                       4,773,588             4,775,405
     Decrease (increase) in accounts receivable                                             7,260              (353,633)
     Decrease in prepayments                                                              211,842                91,444
     (Increase) decrease in deferred charges and other                                   (145,294)               67,173
     Decrease in provision for regulatory matters                                            --              (1,050,623)
     Increase (decrease) in accounts payable                                               23,821            (1,515,481)
                                                                                -----------------    ------------------

     Cash provided by operating activities                                             28,913,473            29,093,760
                                                                                -----------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                  (822,554)             (209,863)
                                                                                -----------------    ------------------

     Cash used in investing activities                                                   (822,554)             (209,863)
                                                                                -----------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to partners                                                          (30,500,000)          (28,500,000)
                                                                                -----------------    ------------------

     Cash used in financing activities                                                (30,500,000)          (28,500,000)
                                                                                -----------------    ------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS DURING PERIOD
                                                                                       (2,409,081)              383,897
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        3,285,926             2,902,029
                                                                                -----------------    ------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $         876,845    $        3,285,926
                                                                                =================    ==================


                     SEE NOTES TO THE FINANCIAL STATEMENTS.

                           HIGH ISLAND OFFSHORE SYSTEM

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

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

     HIOS is managed by a committee consisting of representatives from each of the partner companies. HIOS has no employees. ANR Pipeline Company ("ANR") operates the system on behalf of HIOS under an agreement which provides that services rendered to HIOS will be reimbursed at cost ($11.4 million for 1997 and $9.6 million for 1996).

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

     Depreciation

     Annual depreciation and negative salvage provisions are computed on a straight-line basis using rates of depreciation which vary by type of property. The annual composite depreciation rates were approximately 1.29% for 1997 and 1996 which include a provision for negative salvage of .2% for offshore facilities.

     Income Taxes

     Income taxes are the responsibility of the partners and, therefore, are not reflected in the financial statements of partnership.

     Statement of Cash Flows

     For purposes of these financial statements, the Company considers short-term investments to be cash equivalents. The Company had short-term investments in the amount of $.9 million and $3.1 million at December 31, 1997 and 1996 respectively. The Company made no cash payments for interest in 1997 or 1996.

HIGH ISLAND OFFSHORE SYSTEM
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Reclassifications

     Certain reclassifications have been made to the 1996 financial statements and notes to the financial statements to conform to the 1997 presentation, including removing the presentation of income taxes from the partnership financial statements. The effect of the reclassifications was not material to the Company's results of operations or financial position.

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

HIGH ISLAND OFFSHORE SYSTEM
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash invested on a temporary basis at short term market rates of interest approximates the fair market value of the investments.

5.   RELATED PARTY TRANSACTIONS

     Transportation revenues derived from affiliated pipeline companies were $6.2 million for 1997 and $16.7 million for 1996. Accounts receivable balances due from these affiliates for transportation services amounted to $0 at December 31, 1997, and $1.5 million at December 31, 1996.

     Both ANR and UTOS provide separation, dehydration and measurement services to HIOS. HIOS incurred charges for these services of $2.5 million in 1997 and $2.8 million in 1996 from ANR and $1.7 million in 1997 and $1.4 million in 1996 from UTOS.

     In February 1996, the Company reached an agreement with ANR, which was approved by the FERC, which provides that rates charged by ANR would be $2.8 million for calendar year 1996, $2.5 million per year for calendar years 1997, 1998 and 1999 and $2.2 million for calendar year 2000. The rate would be negotiated for calendar year 2001 and thereafter.

     Amounts due to ANR were $1,794,000 and $27,000 at December 31, 1997 and 1996, respectively, and amounts due to UTOS were $134,000 and $86,000 at December 31, 1997 and 1996, respectively.

6.   COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Company is subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position or the results of operations of the Company.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Members of
     Poseidon Oil Pipeline Company, L.L.C.:



We have audited the accompanying balance sheets of POSEIDON OIL PIPELINE COMPANY, L.L.C. (a Delaware limited liability company) as of December 31, 1997 and 1996, and the related statements of income, members' equity and cash flows for the year ended December 31, 1997 and the period from inception (February 14, 1996) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poseidon Oil Pipeline Company, L.L.C. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and the period from inception (February 14, 1996) through December 31, 1996, in conformity with generally accepted accounting principles.






ARTHUR ANDERSEN LLP
Denver, Colorado,
  February 20, 1998.

                      POSEIDON OIL PIPELINE COMPANY, L.L.C.


                   BALANCE SHEETS--DECEMBER 31, 1997 AND 1996


                                                                        1997               1996
                                                                        ----               ----
                           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..............................     $   1,671,451      $     730,480
    Crude oil receivable-
       Related parties .....................................        21,729,130         27,681,528
       Other ...............................................         7,316,566          3,873,550
    Construction advances to operator (Note 6) .............                --          7,407,710
    Materials, supplies and other ..........................         1,045,937             93,643
                                                                 -------------      -------------
                 Total current assets ......................        31,763,084         39,786,911

DEBT RESERVE FUND (Notes 2 and 4) ..........................         3,717,627                 --

PROPERTY, PLANT AND EQUIPMENT, net of
    accumulated depreciation (Note 3) ......................       222,337,758        174,922,387
                                                                 -------------      -------------
                 Total assets ..............................     $ 257,818,469      $ 214,709,298
                                                                 =============      =============

               LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable-
       Related parties .....................................     $   2,602,133      $   1,556,443
       Other ...............................................         5,516,554            622,607
    Crude oil payable-
       Related parties .....................................        22,534,661         32,195,796
       Other ...............................................         5,139,391          3,576,343
    Other ..................................................            70,922             87,032
                                                                 -------------      -------------
                 Total current liabilities .................        35,863,661         38,038,221
                                                                 -------------      -------------
LONG-TERM DEBT (Note 4) ....................................       120,500,000         84,000,000
                                                                 -------------      -------------
CONTINGENCIES (Note 7)

MEMBERS' EQUITY (Note 1):
    Capital contributions ..................................       107,999,320        107,999,320
    Capital distributions ..................................       (17,999,320)       (17,999,320)
    Retained earnings ......................................        11,454,808          2,671,077
                                                                 -------------      -------------
                 Total members' equity .....................       101,454,808         92,671,077
                                                                 -------------      -------------
                 Total liabilities and members' equity .....     $ 257,818,469      $ 214,709,298
                                                                 =============      =============


      The accompanying notes are an integral part of these balance sheets.

                      POSEIDON OIL PIPELINE COMPANY, L.L.C.


                              STATEMENTS OF INCOME

             FOR THE YEAR ENDED DECEMBER 31, 1997 AND FOR THE PERIOD

          FROM INCEPTION (FEBRUARY 14, 1996) THROUGH DECEMBER 31, 1996


                                                   1997               1996
                                                   ----               ----
CRUDE OIL SALES ........................     $ 310,828,794      $ 176,849,075

CRUDE OIL PURCHASES ....................      (284,667,502)      (169,030,526)
                                             -------------      -------------
              Net sales revenue ........        26,161,292          7,818,549
                                             -------------      -------------
OPERATING COSTS:
    Transportation costs ...............         3,146,736            858,229
    Operating expenses .................         2,635,717          2,183,375
    Depreciation .......................         6,463,327          2,176,157
                                             -------------      -------------
              Total operating costs ....        12,245,780          5,217,761
                                             -------------      -------------
OPERATING INCOME .......................        13,915,512          2,600,788

OTHER INCOME (EXPENSE):
    Interest income ....................           208,961            339,452
    Interest expense ...................        (5,340,742)          (269,163)
                                             -------------      -------------
NET INCOME .............................     $   8,783,731      $   2,671,077
                                             =============      =============


        The accompanying notes are an integral part of these statements.

                      POSEIDON OIL PIPELINE COMPANY, L.L.C.


                          STATEMENTS OF MEMBERS' EQUITY

             FOR THE YEAR ENDED DECEMBER 31, 1997 AND FOR THE PERIOD

          FROM INCEPTION (FEBRUARY 14, 1996) THROUGH DECEMBER 31, 1996




                                                    Poseidon           Texaco
                                  Marathon          Pipeline         Trading and
                                    Oil             Company,       Transportation,
                                  Company            L.L.C.             Inc.
                                   (28%)             (36%)              (36%)             Total
                               -------------     -------------      -------------      -------------
BALANCE, February 14, 1996     $          --     $          --      $          --      $          --

    Cash contributions             5,200,000                --         36,399,660         41,599,660
    Property contributions        20,000,000        36,399,660         10,000,000         66,399,660
    Cash distributions                    --        (3,999,660)       (13,999,660)       (17,999,320)
    Net income                       747,901           961,588            961,588          2,671,077
                               -------------     -------------      -------------      -------------
BALANCE, December 31, 1996        25,947,901        33,361,588         33,361,588         92,671,077

    Net income                     2,459,445         3,162,143          3,162,143          8,783,731
                               -------------     -------------      -------------      -------------
BALANCE, December 31, 1997     $  28,407,346     $  36,523,731      $  36,523,731      $ 101,454,808
                               =============     =============      =============      =============


        The accompanying notes are an integral part of these statements.

                      POSEIDON OIL PIPELINE COMPANY, L.L.C.

                            STATEMENTS OF CASH FLOWS

             FOR THE YEAR ENDED DECEMBER 31, 1997 AND FOR THE PERIOD

          FROM INCEPTION (FEBRUARY 14, 1996) THROUGH DECEMBER 31, 1996


                                                                      1997               1996
                                                                      ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                  $   8,783,731      $   2,671,077
    Adjustments to reconcile net income to net cash
       provided by operating activities-
          Depreciation                                              6,463,327          2,176,157
          Changes in operating assets and liabilities-
              Crude oil receivable                                  2,509,382        (31,555,078)
              Materials, supplies and other                          (952,294)           (93,643)
              Accounts payable                                      5,939,637          2,179,050
              Crude oil payable                                    (8,098,087)        35,772,139
              Other current liabilities                               (16,110)            87,032
                                                                -------------      -------------
              Net cash provided by operating activities            14,629,586         11,236,734
                                                                -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                          (54,024,948)      (110,698,884)
    Construction advances to operator, net                          7,407,710         (7,407,710)
    Proceeds from the sale of property, plant and equipment           146,250                 --
                                                                -------------      -------------
              Net cash used in investing activities               (46,470,988)      (118,106,594)
                                                                -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt                                 38,000,000        107,000,000
    Cash contributions                                                     --         41,599,660
    Repayments of long-term debt                                   (1,500,000)       (23,000,000)
    Cash distributions                                                     --        (17,999,320)
    Increase in debt reserve fund                                  (3,717,627)                --
                                                                -------------      -------------
              Net cash provided by financing activities            32,782,373        107,600,340
                                                                -------------      -------------
INCREASE IN CASH AND CASH EQUIVALENTS                                 940,971            730,480

CASH AND CASH EQUIVALENTS, beginning of year                          730,480                 --
                                                                -------------      -------------
CASH AND CASH EQUIVALENTS, end of year                          $   1,671,451      $     730,480
                                                                =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest (net of amounts capitalized)         $   5,342,217      $     205,713
                                                                =============      =============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Initial Poseidon property contribution                      $          --      $  36,399,660
                                                                =============      =============
    Block 873 Pipeline property contribution                    $          --      $  30,000,000
                                                                =============      =============

        The accompanying notes are an integral part of these statements.

                      POSEIDON OIL PIPELINE COMPANY, L.L.C.


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996



(1)    ORGANIZATION AND NATURE OF BUSINESS

Poseidon Oil Pipeline Company, L.L.C. (the "Company") is a Delaware limited liability company formed on February 14, 1996, to design, construct, own and operate the Poseidon Pipeline extending from the Gulf of Mexico to onshore Louisiana. The original members of the Company were Texaco Trading and Transportation, Inc. ("TTTI") and Poseidon Pipeline Company, L.L.C. ("Poseidon"), a subsidiary of Leviathan Gas Pipeline Partners, L.P. TTTI contributed $36,399,660 in cash, and Poseidon contributed property, plant and equipment, valued by the two parties (TTTI and Poseidon) at $36,399,660, at the formation of the Company. Each member received a 50% ownership interest in the Company. Subsequently, $2,799,320 in cash was equally distributed to TTTI and Poseidon leaving $70 million of equity in the Company as of April 23, 1996.

On July 1, 1996, Marathon Pipeline Company ("MPLC") and Texaco Pipeline, Inc. ("TPLI"), through their 66 2/3% and 33 1/3%, respectively owned venture, Block 873 Pipeline Company ("Block 873"), contributed property, plant and equipment valued by the parties (Block 873, TTTI and Poseidon) at $30,000,000. In return, they received a 33 1/3% interest in the Company. Immediately after the contribution, MPLC and TPLI transferred their pro rata ownership interests in the Company to Marathon Oil Company ("Marathon") and TTTI, respectively. Marathon then contributed an additional $5.2 million in cash, and distributions of $12.6 million and $2.6 million in cash were made to TTTI and Poseidon, respectively. Upon completion of this transaction, TTTI,

Poseidon and Marathon owned 36%, 36% and 28% of the Company, respectively, and total equity was $90,000,000.

The Company is in the business of transporting crude oil in the Gulf of Mexico in accordance with various purchase and sale contracts with producers served by the pipeline. The Company buys crude oil at various points along the pipeline and resells the crude oil at a destination point in accordance with each individual contract. Net sales revenue is earned based upon the differential between the sale price and purchase price.

In April 1996, the Company purchased crude oil line-fill and began operating Phase I of the pipeline. Phase I consists of 16" and 20" sections of pipe extending from the Garden Banks Block 72 to Ship Shoal Block 332. Phase II of the pipeline is a 24" section of pipe from Ship Shoal Block 332 to Caillou Island. Line-fill was purchased for Phase II in late December 1996 and operations began in January 1997. Construction of Phase III of the pipeline, consisting of a section of 24" line extending from Caillou Island to the Houma, Louisiana area, was completed during 1997 and began operations in December 1997.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

       Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Property, Plant and Equipment

Contributed property, plant and equipment is recorded at fair value as agreed to by the members at the date of contribution. Acquired property, plant and equipment is recorded at cost. Pipeline equipment is depreciated using a composite, straight-line method over estimated useful lives of 3 to 30 years. Line-fill is not depreciated as management of the Company believes the cost of all barrels is fully recoverable. Major renewals and betterments are capitalized in the property accounts while maintenance and repairs are expensed as incurred. No gain or loss is recognized on normal asset retirements under the composite method.

       Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

       Debt Reserve Fund

In connection with the Company's revolving credit facility (Note 4), the Company is required to maintain a debt reserve account as security on the outstanding balance. At December 31, 1997 the balance in the account totaled $3,717,627 and was comprised of funds earning interest at a money market rate.

       Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, short-term receivables, payables and long-term debt. The carrying values of cash and cash equivalents, short-term receivables and payables approximate fair value. The fair value for long-term debt is estimated based on current rates available for similar debt with similar maturities and securities, and at December 31, 1997, approximates the carrying value.

       Reclassifications

The Company reclassified the 1996 crude oil inventory balance related to line-fill to conform to the long-term presentation used in the current year and to fairly reflect the long-term nature of the asset.

(3)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

                                                         1997               1996
                                                         ----               ----


Rights-of-way                                      $   3,218,788      $      21,824
Line-fill                                             11,160,410         12,137,729
Line pipe, line pipe fittings and pipeline
    construction                                     206,041,256         95,571,124
Pumping and station equipment                          4,584,563          3,730,325
Office furniture, vehicles and other equipment            67,609             64,000
Construction work-in-progress                          5,904,616         65,573,542
                                                   -------------      -------------
                                                     230,977,242        177,098,544
Accumulated depreciation                              (8,639,484)        (2,176,157)
                                                   -------------      -------------
                                                   $ 222,337,758      $ 174,922,387
                                                   =============      =============


During 1996 and 1997, the Company considered two alternatives for completing Phase III of the pipeline; 1) purchasing the Texas Eastern Pipeline which extends from Caillou Island to Larose, Louisiana, or 2) constructing a segment of line from Caillou Island to Houma, Louisiana. At December 31, 1996, the Company capitalized approximately $5.9 million in costs associated with Phase III of the pipeline. These costs were incurred primarily to evaluate the two alternatives discussed above. During 1997, the Company's management decided to construct Phase III of the pipeline rather than purchase the Texas Eastern Pipeline. At December 31, 1997, approximately $6.4 million is included in property, plant and equipment as capitalized costs related to the evaluation of the Phase III alternatives.

Management evaluates the carrying value of the pipeline in accordance with the guidelines presented under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes standards for measuring the impairment of long-lived assets to be held and used, and of those to be disposed. Management believes no impairment of assets exists as of December 31, 1997.

During 1997 and 1996, the Company capitalized approximately $2,151,000 and $2,597,000, respectively of interest expense into property, plant and equipment.

(4)    DEBT

The Company maintains a $150,000,000 revolving credit facility with a group of banks. The outstanding balance at December 31, 1997 is $120,500,000. Under the terms of the related Credit Agreement, the Company has the option to either draw or renew amounts at various maturities ranging from one to twelve months if a Eurodollar interest rate arrangement is selected (7.19% - 7.22% at December 31, 1997). These borrowings can then be renewed assuming no event of default exists. Alternatively, the Company may select to borrow under a base interest rate arrangement, calculated in accordance with the Credit Agreement. The revolving credit facility matures on April 30, 2001.

At December 31, 1997, the entire outstanding balance had been borrowed under the Eurodollar alternative and it is the Company's intent to extend repayment beyond one year, thus the entire balance has been classified as long-term.

The debt is secured by various assets of the Company including accounts receivable, inventory, pipeline equipment and investments. The Company has primarily used the funds drawn on the revolver for construction costs associated with Phases II and III of the pipeline.

The revolving Credit Agreement requires the Company to meet certain financial and non-financial covenants. The Company must maintain a tangible net worth, calculated in accordance with the Credit Agreement, of not less than $80,000,000. Beginning April 1, 1997, the Company is required to maintain a ratio of earnings before interest, taxes, depreciation and amortization to interest paid or accrued, as calculated in accordance with the credit agreement, of 2.50 to 1.00. In addition, the Company is required to maintain a debt reserve fund (Note 2) with a balance equal to two times the interest payments made in the previous quarter under the credit facility. At December 31, 1997, the Company is in compliance with all covenants.

(5)    INCOME TAXES

A provision for income taxes has not been recorded in the accompanying financial statements because taxes accrue directly to the members. The federal and state income tax returns of the Company are prepared and filed by the operator.

(6)    TRANSACTIONS WITH RELATED PARTIES

The Company derives a significant portion of its net sales revenue from its members and other related parties. During 1997 and 1996, the Company generated approximately $19,790,000 and $4,086,000, respectively of net sales revenue from related parties.

The Company paid approximately $454,000 and $401,000 to TTTI in 1997 and 1996, respectively for management, administrative and general overhead. During 1996, the Company paid TTTI and Poseidon approximately $1,034,000 and $1,330,000 for construction management fees for the construction of Phase II and Phase I, respectively. In 1997, the Company paid construction management fees to TTTI in connection with the completion of Phase II and Phase III of $1,091,000. As of December 31, 1997 and 1996, the Company had outstanding advances to TTTI of approximately $0 and $7,408,000, respectively, in connection with construction work-in-progress.

During 1996, the Company leased a section of pipe that connected Phase I of the pipeline into the Eugene Island Pipeline System from a related party. The line was leased for $100,000 per month. Effective with the operation of Phase II in January 1997, the Company no longer utilized this section of line. The Company paid costs of approximately $752,000 associated with restoring this section of line to its original condition in accordance with the lease agreement during 1997. Of these costs, $592,000 and $160,000 are included in operating expenses in the accompanying statement of operations for the years ended December 31, 1997 and 1996, respectively.

(7)    CONTINGENCIES

In the normal course of business, the Company is involved in various legal actions arising from its operations. In the opinion of management, the outcome of these legal actions will not significantly affect the financial position or results of operations of the Company.

                               INDEX TO EXHIBITS

       Item
       Number                         Description
       ------                         -----------

        3.1  - Certificate of Limited Partnership of the Partnership (filed as
               Exhibit 3.1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

        3.2 - Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 10.41 to Amendment No. 1 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        3.3 - Amendment Number 1 to the Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated December 31, 1996, and incorporated herein by reference).

        4.1 - Form of Certificate Evidencing Preference Units Representing Limited Partner Interests (filed as Exhibit 4.1 to Amendment No. 2 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

        4.2  - Form of Certificate Evidencing Common Units Representing
               Limited Partner Interests (filed as Exhibit 4.2 to Amendment No. 2 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

      10.01 - First Amended and Restated Management Agreement, effective as of July 1, 1992, between the Partnership and Leviathan (filed as
               Exhibit 10.1 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, Commission File Number 0-23934 and incorporated herein by reference).

      10.02 - Management Agreement, dated July 1, 1992, between DeepTech and Leviathan (filed as Exhibit 10.10 to Amendment No. 1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

      10.03  - Agreement for Purchase and Sale by and between Tatham
               Offshore, Inc., as Seller, and Flextrend Development Company, L.L.C., as Buyer, dated June 30, 1995 (filed as Exhibit 6(a) to the Partnership's Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference).

      10.04  - Limited Liability Company Agreement of POPCO (filed as Exhibit
               10.39 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference).

      10.05 - Letter Agreement dated March 27, 1996, between the Partnership and Tatham Offshore related to the settlement of certain demand charges under transportation agreements (filed as Exhibit 10.40 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference).

      10.06  - Second Amended and Restated Credit Agreement dated December
               13, 1996 among Partnership, The Chase Manhattan Bank, as administrative agent, ING (U.S.) Capital Corporation, as co arranger, and the banks and other financial institutions from time to time party thereto (filed as exhibit 10.24 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference).

      10.07 - Fourth Amendment to First Amended and Restated Management Agreement between DeepTech International Inc. and Leviathan Gas Pipeline Company dated as of May 1, 1997 (filed as Exhibit 10.1 to the Partnership's Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference).

      10.08 - Fifth Amendment to First Amended and Restated Management Agreement between DeepTech International Inc. and Leviathan Gas Pipeline Company (filed as Exhibit 10.1 to the Partnership's Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference).

      10.09  - Leviathan Unit Rights Appreciation Plan.

      21.1*  - List of Subsidiaries of the Partnership.

      24.1 - Power of Attorney (included on the signature pages of this Annual Report on Form 10-K).

      27*    - Financial Statement Data.

      * Filed herewith.