Form 10-Q
period 1998-06-30
LEVIATHAN GAS PIPELINE PARTNERS L P
filed 1998-08-13
CIK 895040

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                               TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I.   FINANCIAL INFORMATION......................................................................1

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:
          Consolidated Balance Sheet as of June 30, 1998 (unaudited)
            and December 31, 1997....................................................................1
          Unaudited Consolidated Statement of Operations for the
            Three and Six Months Ended June 30, 1998 and 1997, respectively..........................2
          Unaudited Consolidated Statement of Cash Flows for the
            Six Months Ended June 30, 1998 and 1997..................................................3
          Consolidated Statement of Partners' Capital for the Six Months
            Ended June 30, 1998 (unaudited)..........................................................4
          Notes to Consolidated Financial Statements (unaudited).....................................5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................................11

PART II.  OTHER INFORMATION..........................................................................18

          Item 1.  Legal Proceedings
          Item 2.  Changes in Securities and Use of Proceeds
          Item 3.  Defaults Upon Senior Securities
          Item 4.  Submission of Matters to a Vote of Security Holders
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES...........................................................................................19


                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                               June 30,     December 31,
                                                                                 1998           1997
                                                                              ----------    ----------
    ASSETS                                                                    (unaudited)
Current assets:
    Cash and cash equivalents                                                 $    1,142    $    6,430
    Accounts receivable                                                            1,995         1,953
    Accounts receivable from affiliates                                            3,984         6,608
    Other current assets                                                             546           653
                                                                              ----------    ----------
       Total current assets                                                        7,667        15,644
                                                                              ----------    ----------

Equity investments                                                               186,147       182,301
                                                                              ----------    ----------

Property and equipment:
    Pipelines                                                                     77,200        78,244
    Platforms and facilities                                                     111,178        97,882
    Oil and gas properties, at cost, using successful efforts method             122,837       120,296
                                                                              ----------    ----------
                                                                                 311,215       296,422
    Less accumulated depreciation, depletion, amortization and impairment        109,712        95,783
                                                                              ----------    ----------
       Property and equipment, net                                               201,503       200,639
                                                                              ----------    ----------

Investment in Tatham Offshore, Inc. (Note 2)                                       7,500         7,500
Other noncurrent assets                                                            3,270         3,758
                                                                              ----------    ----------

       Total assets                                                           $  406,087    $  409,842
                                                                              ==========    ==========

   LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
    Accounts payable and accrued liabilities                                  $   15,144    $   12,522
    Accounts payable to affiliates                                                   585         1,032
                                                                              ----------    ----------
       Total current liabilities                                                  15,729        13,554
Deferred federal income taxes                                                      1,240         1,399
Notes payable                                                                    270,000       238,000
Other noncurrent liabilities                                                       6,251        13,304
                                                                              ----------    ----------
       Total liabilities                                                         293,220       266,257
                                                                              ----------    ----------

Minority interest                                                                   (690)         (381)
                                                                              ----------    ----------

Partners' capital                                                                113,557       143,966
                                                                              ----------    ----------

       Total liabilities and partners' capital                                $  406,087    $  409,842
                                                                              ==========    ==========

   The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per Unit amounts)


                                                                 Three Months                Six Months
                                                                Ended June 30,             Ended June 30,
                                                          ------------------------    ------------------------
                                                             1998          1997          1998          1997
                                                          ----------    ----------    ----------    ----------
Revenue:
   Oil and gas sales                                      $    6,599    $   16,359    $   15,734    $   34,459
   Gathering, transportation and platform services             4,523         4,736         7,782        10,575
   Equity in earnings                                          7,251         7,131        12,571        14,220
                                                          ----------    ----------    ----------    ----------
                                                              18,373        28,226        36,087        59,254
                                                          ----------    ----------    ----------    ----------

Costs and expenses:
   Operating expenses                                          2,708         2,943         5,546         6,046
   Depreciation, depletion and amortization                    6,978        13,994        14,845        27,938
   Impairment, abandonment and other                            --          21,222          --          21,222
   General and administrative expenses and
      management fee                                           2,554         3,377         7,503         5,851
                                                          ----------    ----------    ----------    ----------
                                                              12,240        41,536        27,894        61,057
                                                          ----------    ----------    ----------    ----------

Operating income (loss)                                        6,133       (13,310)        8,193        (1,803)
Interest income and other                                         73           469           157         1,162
Interest and other financing costs                            (4,707)       (3,352)       (8,429)       (6,464)
Minority interest in (income) loss                               (16)          158            (3)           68
                                                          ----------    ----------    ----------    ----------
Income (loss) before income taxes                              1,483       (16,035)          (82)       (7,037)
Income tax benefit                                               (27)         (180)         (168)         (146)
                                                          ----------    ----------    ----------    ----------

Net income (loss)                                         $    1,510    $  (15,855)   $       86    $   (6,891)
                                                          ==========    ==========    ==========    ==========

Weighted average number of Units outstanding                  24,367        24,367        24,367        24,367
                                                          ==========    ==========    ==========    ==========

Basic and diluted net income (loss) per Unit              $     0.05    $    (0.58)   $     0.00    $    (0.26)
                                                          ==========    ==========    ==========    ==========

   The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                                 Six Months
                                                                               Ended June 30,
                                                                         ------------------------
                                                                            1998          1997
                                                                         ----------    ----------
Cash flows from operating activities:
    Net income (loss)                                                    $       86    $   (6,891)
    Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Amortization of debt issue costs                                         479           481
       Depreciation, depletion and amortization                              14,845        27,938
       Impairment, abandonment and other                                       --          21,222
       Minority interest in losses                                                3           (68)
       Equity in earnings                                                   (12,571)      (14,220)
       Distributions from equity investments                                 13,298        12,250
       Deferred income taxes                                                   (159)         (158)
       Other noncash items                                                      186        (3,984)
       Changes in operating working capital:
         (Increase) decrease in accounts receivable                             (42)        1,862
         Decrease in accounts receivable from affiliates                      2,624         2,846
         Decrease (increase) in other current assets                            107        (1,206)
         Decrease in accounts payable and accrued liabilities                (5,525)       (8,037)
         Decrease in payable to affiliates                                     (447)       (1,976)
                                                                         ----------    ----------
              Net cash provided by operating activities                      12,884        30,059
                                                                         ----------    ----------

Cash flows from investing activities:
    Additions to pipelines, platforms and facilities                        (12,283)       (3,420)
    Equity investments                                                       (4,543)          (22)
    Acquisition and development of oil and gas properties                    (2,540)      (11,015)
    Other                                                                      --             185
                                                                         ----------    ----------
              Net cash used in investing activities                         (19,366)      (14,272)
                                                                         ----------    ----------

Cash flows from financing activities:
    Decrease in restricted cash                                                --             716
    Proceeds from notes payable                                              50,000          --
    Repayments of notes payable                                             (18,000)      (10,000)
    Debt issue costs                                                           --             (93)
    Distributions to partners                                               (30,806)      (21,465)
                                                                         ----------    ----------
              Net cash provided by (used in) financing activities             1,194       (30,842)
                                                                         ----------    ----------

Decrease in cash and cash equivalents                                        (5,288)      (15,055)
Cash and cash equivalents at beginning of year                                6,430        16,489
                                                                         ----------    ----------
Cash and cash equivalents at end of period                               $    1,142    $    1,434
                                                                         ==========    ==========

Cash paid for interest, net of amounts capitalized                       $    7,844    $    6,082
Cash paid for income taxes                                               $     --      $        2


   The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)



                                           Preference        Common        General
                                          Unitholders      Unitholder      Partner          Total
                                          -----------     -----------    -----------    -----------
Partners' capital at
    December 31, 1997                     $   163,426     $   (15,400)   $    (4,060)   $   143,966

Net income for the six months
    ended June 30, 1998 (unaudited)                51              18             17             86

Cash distributions (unaudited)                (18,527)         (6,449)        (5,519)       (30,495)
                                          -----------     -----------    -----------    -----------

Partners' capital at
    June 30, 1998 (unaudited)             $   144,950     $   (21,831)   $    (9,562)   $   113,557
                                          ===========     ===========    ===========    ===========

Limited partnership Units
    outstanding at December 31, 1997
    and June 30, 1998 (unaudited)              18,075           6,292            -- (a)      24,367
                                          ===========     ===========    ===========    ===========


------------------
(a) Leviathan Gas Pipeline Company owns a 1% general partner interest in Leviathan Gas Pipeline Partners, L.P.


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

As of June 30, 1998, the Partnership had 1,016,006 Preference Units and 23,350,888 Common Units outstanding. Preference Units and Common Units totaling 18,075,000 are owned by the public, representing a 72.7% effective limited partner interest in the Partnership. Leviathan, through its ownership of 6,291,894 Common Units, its 1% general partner interest in the Partnership and its approximate 1% nonmanaging interest in certain of the Partnership's subsidiaries, owns a 27.3% effective interest in the Partnership (23.2% effective interest net to DeepTech's interest). See Note 4 for a discussion of the conversion of Preference Units into Common Units.

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

NOTE 2 - RECENT EVENTS:

Impending Merger

On February 27, 1998, DeepTech entered into an Agreement and Plan of Merger (the "Merger Agreement") with El Paso Natural Gas Company ("El Paso") and El Paso Acquisition Company ("El Paso Acquisition"), a wholly-owned subsidiary of El Paso, pursuant to which DeepTech would merge (the "Merger") with El Paso, or under certain circumstances, with El Paso Acquisition. Subsequently, DeepTech, El Paso and El Paso Acquisition executed Amendment No. 1 to the Merger Agreement (the "Amended Merger Agreement") with El Paso Energy Corporation ("El Paso Corporation") to allow El Paso to reorganize its corporate structure. The holders of a majority of DeepTech's common stock approved the Amended Merger Agreement on July 19, 1998. Pursuant to the Amended Merger Agreement, upon the closing of the Merger, DeepTech will merge with El Paso Corporation, or under certain circumstances, with El Paso Acquisition.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

The material terms of the Merger and the transactions contemplated by the Amended Merger Agreement and other agreements as these agreements relate to the Partnership are as follow:

    (a) El Paso will acquire the minority interests of Leviathan Holdings and two other subsidiaries of DeepTech primarily held by DeepTech management for an aggregate of $55.0 million. As a result, El Paso will own 100% of Leviathan's general partner interest in the Partnership and an overall 27.3% effective interest in the Partnership.

    (b) Pursuant to the Amended Merger Agreement, employees of DeepTech or the Partnership who are terminated upon the closing of the Merger or during the six months thereafter, will receive certain severance payments from DeepTech or El Paso.

    (c) Tatham Offshore, Inc. ("Tatham Offshore"), an affiliate of the Partnership, will transfer certain of its assets located in the Gulf to the Partnership in consideration of the redemption by Tatham Offshore of its 7,500 shares of Series B 9% Senior Convertible Preferred Stock (the "Senior Preferred Stock") currently owned by the Partnership (the "Redemption Agreement"). Specifically, under the terms of the Redemption Agreement and subject to the satisfaction of certain conditions at closing, the Partnership has agreed to exchange the Senior Preferred Stock and all related accrued and unpaid dividends due to the Partnership as of the date of the exchange for 100% of Tatham Offshore's right, title and interest in and to Viosca Knoll Blocks 772, 773, 774, 817, 818 and 861 (subject to an existing production payment obligation), West Delta Block 35, Ewing Bank Blocks 871, 914, 915 and 916 and the platform located at Ship Shoal Block
         331. At the closing, the Partnership will receive from/pay to Tatham Offshore an amount equal to the net cash generated from/required by such properties from January 1, 1998 through the closing date. In addition, the Partnership has agreed to assume all abandonment and restoration obligations associated with the platform and leases. As of June 30, 1998, the Partnership has incurred $2.5 million of abandonment costs related to the Ewing Bank leases. This transaction is expected to close contemporaneous with DeepTech's merger with El Paso.

    (d) In June 1998, Tatham Offshore canceled its reversionary interests in certain oil and gas properties owned by the Partnership.

Both the Merger and the transactions contemplated by the Redemption Agreement are subject to customary regulatory approvals, the satisfaction of certain conditions and the consummation of certain related transactions and are anticipated to be completed in mid August 1998.

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

Recent Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that an entity recognize all derivative investments as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Partnership is hedging changes in an asset's, liability's or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Partnership is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. This statement is effective for fiscal years beginning after June 15, 1999. The Partnership has not yet determined the impact that the adoption of SFAS No. 133 will have on its earnings or statement of financial position.

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

                    SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (In thousands)

                                                           Six Months Ended June 30, 1998
                             ------------------------------------------------------------------------------------------------------
                                                               West
                                        Viosca                Cameron                           Manta Ray
                               HIOS      Knoll    Stingray     Dehy        POPCO       UTOS     Offshore    Nautilus        Total

Operating revenue            $21,730    $14,746    $11,620    $1,191     $ 19,517     $2,384     $5,234     $  1,289
Other income                     134         23        434         2          145         57        184           17
Operating expenses            (8,632)    (1,263)    (7,611)      (84)      (1,960)    (1,260)    (1,533)        (678)
Depreciation                  (2,384)    (1,893)    (3,489)       (7)      (4,392)      (279)    (2,129)      (2,890)
Other expenses                    --     (1,989)    (1,069)       --       (4,396)        --         --          (12)
                             -------    -------    -------    ------     --------     ------     ------     --------
Net earnings (loss)           10,848      9,624       (115)    1,102        8,914        902      1,756       (2,274)
Ownership percentage              40%        50%        50%       50%          36%      33.3%      25.7%        25.7%
                             -------    -------    -------    ------     --------     ------     ------     --------
                               4,339      4,812        (58)      551        3,209        301        451         (584)

Adjustments:
- Depreciation(a)                379         --        406        --           --         16       (174)          --
- Contract amortization(a)       (53)        --       (122)       --           --         --         --           --
- Other                          (69)        --        (24)       --          (60)        16         --         (765)(c)
                             -------    -------    -------     -----     --------     ------     ------     --------
Equity in earnings (loss)     $4,596     $4,812     $  202     $ 551     $  3,149     $  333     $  277     $ (1,349)      $ 12,571
                              ======     ======     ======     =====     ========     ======     ======     ========       ========
Distributions(b)              $5,240     $5,800     $1,000     $ 425     $     --     $  333     $  500     $     --       $ 13,298
                              ======     ======     ======     =====     ========     ======     ======     ========       ========

----------------

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

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

                    SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (In thousands)

                                                         Six Months Ended June 30, 1997
                             -------------------------------------------------------------------------------------------------
                                           Viosca                West Cameron                           Manta Ray
                               HIOS        Knoll       Stingray      Dehy        POPCO        UTOS       Offshore      Total

Operating revenue            $ 23,146     $ 10,156     $ 12,316     $ 1,299     $ 10,955     $ 1,875     $ 2,554
Other income                      202           --          500          --           70          16         109
Operating expenses             (7,874)        (924)      (6,046)        (80)      (2,139)     (1,297)       (838)
Depreciation                   (2,388)      (1,173)      (3,604)         (8)      (2,730)       (283)       (768)
Other expenses                     --         (911)        (732)         --       (2,451)         --          --
                             --------     --------     --------     -------     --------     -------     -------
Net earnings                   13,086        7,148        2,434       1,211        3,705         311       1,057
Ownership percentage               40%          50%          50%         50%          36%       33.3%       25.7%
                             --------     --------     --------     -------     --------     -------     -------
                                5,234        3,574        1,217         606        1,334         104         272
Adjustments:
- Depreciation(a)                 423           --          477          --           --          18          --
- Contract amortization(a)        (53)          --         (170)         --           --          --          --
- Other                           (68)          --          (24)         --         (180)        (16)      1,472(b)
                             --------     --------     --------     -------     --------     -------     -------
Equity in earnings           $  5,536     $  3,574     $  1,500     $   606     $  1,154     $   106     $ 1,744       $14,220
                             ========     ========     ========     =======     ========     =======     =======       =======
Distributions(c)             $  6,400     $  3,950     $  1,100     $   400     $     --     $    --     $   400       $12,250
                             ========     ========     ========     =======     ========     =======     =======       =======

-------------------

    (a) Adjustments result from purchase price adjustments made in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations."

    (b) Represents additional net earnings specifically allocated to the Partnership related to the assets contributed by the Partnership to Manta Ray Offshore. Pursuant to the terms of the arrangement, the Partnership managed the operations of the assets contributed to Manta Ray Offshore and was permitted to retain approximately 100% of the net earnings from such assets during the construction phase of the expansion to the Manta Ray Offshore system (January 17, 1997 through December 31, 1997). Effective January 1, 1998, Manta Ray Offshore began allocating all net earnings in accordance with ownership percentages.

    (c) Future distributions could be restricted by the terms of the equity investees' respective credit agreements.

NOTE 4 - PARTNERS' CAPITAL INCLUDING CASH DISTRIBUTIONS:

Cash distributions

During the Preference Period (as defined in the Partnership Agreement), distributions by the Partnership of its Available Cash were effectively made 98% to Unitholders and 2% to Leviathan, subject to the payment of incentive distributions to Leviathan if certain target levels of cash distributions to Unitholders are achieved (the "Incentive Distributions"). As an incentive, the general partner's interest in the portion of quarterly cash distributions in excess of $0.325 per Unit and less than or equal to $0.375 per Unit is increased to 15%. For quarterly cash distributions over $0.375 per Unit but less than or equal to $0.425 per Unit, the general partner receives 25% of such incremental amount and for all quarterly cash distributions in excess of $0.425 per Unit, the general partner receives 50% of the incremental amount. During and after the Preference Period, the Preference Units are entitled to receive from Available Cash (as defined in the Partnership Agreement) a minimum quarterly distribution for each quarter of $0.275 per Preference Unit, plus any arrearage in the payment of the minimum quarterly distribution for prior quarters, before any distribution of Available Cash is made to holders of Common Units for such quarter. After the Preference Period, the Preference Units will not be entitled to receive any more than the minimum quarterly distribution per quarter.

In February 1998, the Partnership paid a cash distribution of $0.50 per Preference and Common Unit for the period from October 1, 1997 through December 31, 1997 and an Incentive Distribution of $2.4 million to Leviathan, as general partner. In May 1998, the Partnership paid a cash distribution of $0.525 per Preference and Common Unit for the period from January 1, 1998 through March 31, 1998 and an Incentive Distribution of $3.0 million to Leviathan. On July 20, 1998, the Partnership declared a cash distribution of $0.525 per Preference and Common Unit for the period from April 1, 1998 through June 30, 1998 which will be paid on August 14, 1998 to Unitholders of record as of July 31, 1998. Leviathan will receive an Incentive Distribution of $3.0 million for the three months ended June 30, 1998.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

Conversion of Preference Units into Common Units

On May 7, 1998, the Partnership notified the holders of its Preference Units of their right to convert their Preference Units into an equal number of Common Units within a 90 day period. If the Common Units, after the conversion, met the listing standards of the New York Stock Exchange ("NYSE"), then the Preference Period would end.

On August 5, 1998, the conversion period expired and holders of 17,058,994 Preference Units, representing 94.4% of the Preference Units then outstanding, had elected to convert to Common Units. As a result, the Preference Period has ended and the Common Units have become the primary listed security on the NYSE under the symbol "LEV". 1,016,006 Preference Units remain outstanding and now trade as the Partnership's secondary listed security on the NYSE under the symbol "LEV.P".

The remaining Preference Units retain their distribution preferences over the Common Units; that is, Preference Units will be paid up to the minimum quarterly distribution of $0.275 per Unit before any quarterly distributions are made to the Common Units or Leviathan, as general partner. However, Preference Units will not receive any distributions in excess of the minimum quarterly distribution of $0.275 per Unit. Only Common Units and Leviathan, as general partner, will be eligible to receive such excess distributions.

In accordance with the Partnership Agreement, holders of the remaining Preference Units will not have another opportunity to convert their Preference Units into Common Units until May 1999 and again in May 2000. Thereafter, any remaining Preference Units may, under certain circumstances, be subject to redemption.

NOTE 5 - RELATED PARTY TRANSACTIONS:

Management fees. For the six months ended June 30, 1998, Leviathan charged the Partnership $4.6 million pursuant to the Partnership Agreement which provides for reimbursement of expenses Leviathan incurs as general partner of the Partnership, including reimbursement of expenses incurred by DeepTech in providing management services to Leviathan and the Partnership.

Other. Pursuant to the Leviathan non-employee director compensation arrangements, the Partnership is obligated to pay each non-employee director 2 1/2% of the general partner's Incentive Distribution as a profit participation fee. During the six months ended June 30, 1998, the Partnership paid the three non-employee directors of Leviathan a total of $0.4 million as a profit participation fee.

In March 1998, Tatham Offshore eliminated its 7,500 shares of 9% Senior Convertible Preferred Stock issued to the Partnership and replaced this stock with its Senior Preferred Stock (discussed in Note 2). The Partnership, at any time, may convert the shares of Senior Preferred Stock into shares of Tatham Offshore Series A 12% Convertible Exchangeable Preferred Stock ("Series A Preferred Stock") using a conversion ratio equal to (i) the liquidation preference amount plus accumulated and unpaid dividends divided by (ii) $0.9375, the closing price of the Tatham Offshore Series A Preferred Stock on February 27, 1998. In connection with the Redemption Agreement discussed in
Note 2, the Senior Preferred Stock and all related unpaid dividends will be redeemed in full.

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

At June 30, 1998, the Partnership had open sales hedges on approximately 25,000 million British thermal units ("MMbtu") of natural gas per day for the remaining period in 1998 at an average price of $2.375 per MMbtu and open purchase hedges of approximately 25,000 MMbtu of natural gas per day for the remaining period in 1998 at an average price of $2.24 per MMbtu. In addition, the Partnership had entered into commodity swap transactions for calendar 1999 of (i) 5,000 MMbtu per day at a fixed price to be determined at the Partnership's option equal to the January 1999 Natural Gas Futures Contract on NYMEX as quoted at any time during 1998 to and including the last three trading days of the January 1999 contract minus $0.25 per MMbtu and (ii) 5,000 MMbtu per day at a fixed price to be determined at the Partnership's option equal to the January 1999 Natural Gas Futures Contract on NYMEX as quoted at any time during 1998 to and including the last three trading days of the January 1999 contract minus $0.28 per MMbtu.

At June 30, 1998, the Partnership had open sales hedges on approximately 992 barrels of oil per day for the remaining period in 1998 at an average price of $20.43 per barrel and open purchase hedges of approximately 1,000 barrels of oil per day for the remaining period in 1998 at an average price of $17.68 per barrel.

Other

In 1995, the Partnership adopted the Unit Rights Appreciation Plan (the "Plan") to provide the Partnership with the ability of making awards of Unit Rights, as hereinafter defined, to certain officers and employees of the Partnership or its affiliates as an incentive for these individuals to continue in the service of the Partnership or its affiliates. Under the Plan, the Partnership has granted to certain officers and employees of the Partnership or its affiliates the right to purchase, or realize the appreciation of, a Preference Unit or Common Unit (see Note 4) (a "Unit Right"), pursuant to the provisions of the Plan. As of June 30, 1998, a total of 1,200,000 Unit Rights had been granted under the Plan. The exercise prices covered by the Unit Rights granted pursuant to the Plan range from $15.6875 to $21.50, the closing prices of the Preference Units as reported on the New York Stock Exchange on the date the Unit Rights were granted. As of June 30, 1998, the Partnership had accrued $5.2 million related to the appreciation and vesting of the outstanding Unit Rights. However, as a result of the "change of control" occurring upon the closing of the Merger discussed in Note 2, the Unit Rights will fully vest at which time the Partnership will be obligated to pay the holders of the Unit Rights an amount equal to the difference between the grant price of the Units and the closing price of the Units on the date of the Merger, or a date to be otherwise specified. Using the closing price of the Common Units on August 7, 1998 of $26 3/4 per Unit, the Partnership would be obligated to pay the holders of the Unit Rights an aggregate of $8.4 million upon the exercise of the Unit Rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in Item 1. "Consolidated Financial Statements" and is intended to assist in the understanding of the Partnership's financial condition and results of operations for the three and six months ended June 30, 1998. Unless the context otherwise requires, all references herein to the Partnership with respect to the operations and ownership of the Partnership's assets are also references to its subsidiaries.

OVERVIEW

The Partnership's assets include interests in (i) eight natural gas pipelines (the "Gas Pipelines"), (ii) a crude oil pipeline system, (iii) five strategically located multi-purpose platforms, (iv) three producing oil and gas properties and (v) a dehydration facility.

The Gas Pipelines, strategically located primarily offshore Louisiana and eastern Texas, gather and transport natural gas for producers, marketers, pipelines and end-users for a fee. The Gas Pipelines include approximately 1,167 miles of pipeline with a throughput capacity of 6.5 billion cubic feet of gas per day. Each of the Gas Pipelines interconnects with one or more long line transmission pipelines that provide access to multiple markets in the eastern half of the United States. The Partnership's interest in the Gas Pipelines consists of: a 100% interest in each of Manta Ray Gathering Company, L.L.C., Green Canyon Pipe Line Company, L.L.C. and Tarpon Transmission Company ("Tarpon"); a 50% partnership interest in each of Stingray and Viosca Knoll; a 40% partnership interest in HIOS; a 33 1/3% partnership interest in UTOS; and an effective 25.7% interest in each of Manta Ray Offshore and Nautilus.

The Partnership owns a 36% interest in POPCO which owns and operates the Poseidon Oil Pipeline ("Poseidon"). Poseidon, a major new sour crude oil pipeline system built in response to an increased demand for additional sour crude oil pipeline capacity in the central Gulf, consists of 297 miles of 16-inch to 24-inch pipeline with a capacity of approximately 400,000 barrels per day and is currently delivering an average of approximately 87,000 barrels of oil per day. POPCO placed a third phase of Poseidon in service in December 1997.

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

The Partnership owns an interest in and is operator of three producing leases in the Gulf. The Viosca Knoll Block 817 wells (75% working interest currently owned by the Partnership) are currently producing a gross aggregate average of approximately 45 million cubic feet ("MMcf") of gas per day. Pursuant to the Redemption Agreement, the Partnership has agreed to acquire the remaining 25% working interest in Viosca Knoll Block 817. The Garden Banks Block 72 wells (50% working interest owned by the Partnership) are currently producing a gross aggregate average of approximately 1,870 barrels of oil and 6.7 MMcf of gas per day. The Garden Banks Block 117 wells (50% working interest owned by the Partnership) are currently producing a gross aggregate average of approximately 1,715 barrels of oil and 3.4 MMcf of gas per day.

The Partnership owns a 50% interest in West Cameron Dehy, which owns certain dehydration facilities located at the northern terminus of the Stingray system, onshore Louisiana.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

Oil and gas sales totaled $6.6 million for the three months ended June 30, 1998 as compared with $16.4 million for the same period in 1997. The decrease is attributable to normal production declines from the Partnership's oil and gas properties, substantially lower realized oil and gas prices and the lack of acceptable markets downstream of the Viosca Knoll system. The production decline attributable to the capacity constraints of the downstream transporter is anticipated to be alleviated during the second half of 1998. During the three months ended June 30, 1998, the Partnership produced and sold 2,085 MMcf of gas and 138,000 barrels of oil at average prices of $2.11 per thousand cubic feet ("Mcf") and $15.64 per barrel, respectively. During the same period in 1997, the Partnership produced and sold 5,516 MMcf of gas and 206,000 barrels of oil at average prices of $2.18 per Mcf and $20.61 per barrel, respectively.

Revenue from gathering, transportation and platform services totaled $4.5 million for the three months ended June 30, 1998 as compared with $4.7 million for the same period in 1997. The change primarily reflects a decrease of $1.6 million in gathering services revenue primarily related to the cessation of production in May 1997 from the only well connected to the Ewing Bank system offset by an increase of $1.4 million in platform services revenue from the Partnership's East Cameron Block 373 platform which was placed in service in April 1998. Throughput volumes for the Partnership's gathering systems increased approximately 18% during the second quarter of 1998 as compared with the second quarter of 1997 primarily as a result of new producing fields attached to the Tarpon system in June and July 1997.

Revenue from the Partnership's equity interests in Stingray, HIOS, UTOS, Viosca Knoll, POPCO, Manta Ray Offshore, Nautilus and West Cameron Dehy (the "Equity Investees") totaled $7.3 million for the three months ended June 30, 1998 as compared with $7.1 million for the same period in 1997. The increase primarily reflects an increase of $2.4 million from POPCO and Viosca Knoll as a result of increased throughput offset by a decrease of $2.2 million from other Equity Investees comprised of (i) $1.2 million related to Stingray and HIOS as a result of increased maintenance costs and decreased throughput and (ii) $1.0 million related to nonrecurring start-up costs, prior period adjustments and a change in equity ownership of Nautilus and Manta Ray Offshore. Total gas throughput volumes for the Equity Investees increased approximately 23% from the three months ended June 30, 1997 to the three months ended June 30, 1998 primarily as a result of increased throughput on the Viosca Knoll, Nautilus and Manta Ray Offshore systems. Oil volumes from Poseidon totaled 9.0 million barrels and 4.3 million barrels for the three months ended June 30, 1998 and 1997, respectively.

Operating expenses for the three months ended June 30, 1998 totaled $2.7 million as compared to $2.9 million for the same period in 1997. The decrease is primarily attributable to lower operating and transportation costs associated with the Partnership's oil and gas properties during the three months ended June 30, 1998.

Depreciation, depletion and amortization totaled $7.0 million for the three months ended June 30, 1998 as compared with $14.0 million for the same period in 1997. The decrease of $7.0 million reflects decreases of (i) $5.7 million in depreciation and depletion on oil and gas wells and facilities located on the Viosca Knoll Block 817, Garden Banks Block 72 and the Garden Banks Block 117 as a result of decreased production from these leases and (ii) $1.3 million in depreciation on pipelines, platforms and facilities as a result of the Partnership fully depreciating its investment in the Ewing Bank and Ship Shoal systems in June 1997.

Impairment, abandonment and other totaled $21.2 million for the three months ended June 30, 1997 and consisted of a non-recurring charge to reserve the Partnership's investment in certain gathering facilities and other assets associated with Tatham Offshore's Ewing Bank 914 #2 well and Ship Shoal Block 331 property, to accrue the Partnership's abandonment obligations associated with the gathering facilities serving these properties, to reserve the Partnership's noncurrent receivable related to the prepayment of the demand charge obligations under certain agreements related to the Ewing Bank and Ship Shoal leases and to accrue certain abandonment obligations associated with its oil and gas properties. No impairment, abandonment and other charges were recorded during the three months ended June 30, 1998.

General and administrative expenses, including the management fee allocated from Leviathan, totaled $2.6 million for the three months ended June 30, 1998 as compared with $3.4 million for the same period in 1997. The decrease of $0.8 million reflects a decrease of $1.1 million in direct general and administrative expenses of the Partnership primarily related to the reduction in value of vested Unit Rights granted to certain officers and employees in 1995, 1996 and 1997 offset by increases of (i) $0.2 million in incentive payments to Leviathan's three non-employee directors pursuant to compensation arrangements and (ii) $0.1 million in management fees allocated by Leviathan to the Partnership. See Item 1. "Consolidated Financial Statements -- Notes to Consolidated Financial Statements -- Note 6 -- Commitments and Contingencies -- Other" and "-- Note 5 -- Related Party Transactions."

Interest income and other totaled $0.1 million for the three months ended
June 30, 1998 as compared with $0.5 million for the three months ended June 30, 1997.

Interest and other financing costs, net of capitalized interest, for the three months ended June 30, 1998 totaled $4.7 million as compared with $3.4 million for the same period in 1997. During the three months ended June 30, 1998 and 1997, the Partnership capitalized $0.1 million and $0.6 million, respectively, of interest costs in connection with construction projects and drilling activities in progress during such periods. During the three months ended June 30, 1998 and 1997, the Partnership had outstanding indebtedness averaging approximately $260.5 million and $218.0 million, respectively.

Net income for the three months ended June 30, 1998 totaled $1.5 million, or $0.05 per Unit, as compared with a net loss of $15.9 million, or $0.58 per Unit, for the three months ended June 30, 1997 as a result of the items discussed above.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

Oil and gas sales totaled $15.7 million for the six months ended June 30, 1998 as compared with $34.5 million for the same period in 1997. The decrease is attributable to normal production declines from the Partnership's oil and gas properties, substantially lower realized oil prices and the lack of acceptable markets downstream of the Viosca Knoll system. The production decline attributable to the capacity constraints of the downstream transporter is anticipated to be alleviated during the second half of 1998. During the six months ended June 30, 1998, the Partnership produced and sold 4,874 MMcf of gas and 308,000 barrels of oil at average prices of $2.16 per Mcf and $16.53 per barrel, respectively. During the same period in 1997, the Partnership produced and sold 11,707 MMcf of gas and 409,000 barrels of oil at average prices of $2.16 per Mcf and $21.56 per barrel, respectively.

Revenue from gathering, transportation and platform services totaled $7.8 million for the six months ended June 30, 1998 as compared with $10.6 million for the same period in 1997. The decrease primarily reflects decreases of (i) $2.8 million related to the cessation of production in May 1997 from the only well connected to the Ewing Bank system, (ii) $0.7 million as a result of the contribution of a significant portion of the Manta Ray system to Manta Ray Offshore on January 17, 1997 resulting in revenue from these assets being included in equity in earnings for all of the six months in the period ended June 30, 1998 as compared with a portion of the six months ended June 30, 1997 and (iii) $0.5 million in platform revenue services from the Partnership's Viosca Knoll Block 817 platform as a result of lower oil and gas volumes processed on the platform due to capacity constraints of the downstream transporter which should be alleviated during the second half of 1998, offset by an increase of $1.4 million in platform services revenue from the Partnership's East Cameron Block 373 platform which was placed in service in April 1998. Throughput volumes for the Partnership's gathering systems increased approximately 15% from the first six months of 1998 as compared with the same period in 1997 primarily as a result of new producing fields attached to the Tarpon system in June and July 1997.

Revenue from the Partnership's Equity Investees totaled $12.6 million for the six months ended June 30, 1998 as compared with $14.2 million for the same period in 1997. The decrease of $1.6 million primarily reflects decreases of
(i) $2.3 million related to Stingray and HIOS as a result of increased maintenance costs and decreased throughput and (ii) $2.8 million related to nonrecurring start-up costs, prior period adjustments and a change in equity ownership of Nautilus and Manta Ray Offshore offset by an increase of $3.5 million from POPCO and Viosca Knoll as a result of increased throughput. Total gas throughput volumes for the Equity Investees increased approximately 17% from the six months ended June 30, 1997 to the same period in 1998 primarily as a result of increased throughput on the Viosca Knoll, Nautilus and Manta Ray Offshore systems. Oil volumes from Poseidon totaled 15.7 million barrels and
8.0 million barrels for the six months ended June 30, 1998 and 1997, respectively.

Operating expenses for the six months ended June 30, 1998 totaled $5.5 million as compared to $6.0 million for the same period in 1997. The decrease is primarily attributable to lower operating and transportation costs associated with the Partnership's oil and gas properties during the six months ended June 30, 1998.

Depreciation, depletion and amortization totaled $14.8 million for the six months ended June 30, 1998 as compared with $27.9 million for the same period in 1997. The decrease of $13.1 million reflects decreases of (i) $9.9 million in depreciation and depletion on oil and gas wells and facilities located on the Viosca Knoll Block 817, Garden Banks Block 72 and the Garden Banks Block 117 as a result of decreased production from these leases and (ii) $3.2 million in depreciation on pipelines, platforms and facilities as a result of the Partnership fully depreciating its investment in the Ewing Bank and Ship Shoal systems in June 1997.

Impairment, abandonment and other totaled $21.2 million for the six months ended June 30, 1997 and consisted of a non-recurring charge to reserve the Partnership's investment in certain gathering facilities and other assets associated with Tatham Offshore's Ewing Bank 914 #2 well and Ship Shoal Block 331 property, to accrue the Partnership's abandonment obligations associated with the gathering facilities serving these properties, to reserve the Partnership's noncurrent receivable related to the prepayment of the demand charge obligations under certain agreements related to the Ewing Bank and Ship Shoal leases and to accrue certain abandonment obligations associated with its oil and gas properties. No impairment, abandonment and other charges were recorded during the six months ended June 30, 1998.

General and administrative expenses, including the management fee allocated from Leviathan, totaled $7.5 million for the six months ended June 30, 1998 as compared with $5.9 million for the same period in 1997. The increase of $1.6 million reflects increases of (i) $0.8 million in management fees allocated by Leviathan to the Partnership and (ii) $0.8 million in direct general and administrative expenses of the Partnership primarily related to (x) the appreciation and vesting of Unit Rights granted to certain officers and employees in 1995, 1996 and 1997 and (y) incentive payments to Leviathan's three non-employee directors pursuant to compensation arrangements. See Item 1. "Consolidated Financial Statements -- Notes to Consolidated Financial Statements -- Note 5 -- Related Party Transactions" and "-- Note 6 -- Commitments and Contingencies -- Other."

Interest income and other totaled $0.2 million for the six months ended June 30, 1998 as compared with $1.2 million for the six months ended June 30, 1997.

Interest and other financing costs, net of capitalized interest, for the six months ended June 30, 1998 totaled $8.4 million as compared with $6.5 million for the same period in 1997. During the six months ended June 30, 1998 and 1997, the Partnership capitalized $0.5 million and $1.4 million, respectively, of interest costs in connection with construction projects and drilling activities in progress during such periods. During the six months ended June 30, 1998 and 1997, the Partnership had outstanding indebtedness averaging approximately $254.0 million and $222.0 million, respectively.

Net income for the six months ended June 30, 1998 totaled $0.1 million, or $0.00 per Unit, as compared with a net loss of $6.9 million, or $0.26 per Unit, for the six months ended June 30, 1997 as a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash. The Partnership intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash from operations and borrowings under the Partnership Credit Facility (discussed below). Net cash provided by operating activities for the six months ended June 30, 1998 totaled $10.4 million. At June 30, 1998, the Partnership had cash and cash equivalents of $1.1 million.

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

The Partnership's cash flows from operations will be affected by the ability of each Equity Investee to make distributions. Distributions from such entities are subject to the discretion of their respective management committees. Further, each of Stingray, POPCO and Viosca Knoll is party to a credit agreement under which it has outstanding obligations that may restrict the payments of distributions to its owners. Distributions to the Partnership from Equity Investees during the six months ended June 30, 1998 totaled $13.3 million.

The Partnership Credit Facility is a revolving credit facility providing for up to $300 million of available credit subject to customary terms and conditions, including certain debt incurrence limitations. Proceeds from the Partnership Credit Facility are available to the Partnership for general partnership purposes, including financing of capital expenditures, for working capital, and subject to certain limitations, for paying distributions to the Unitholders. The Partnership Credit Facility can also be utilized to issue letters of credit as may be required from time to time; however, no letters of credit are currently outstanding. The Partnership Credit Facility matures in December 1999; is guaranteed by Leviathan and each of the Partnership's subsidiaries; and is secured by the management agreement with Leviathan, substantially all of the assets of the Partnership and Leviathan's 1% general partner interest in the Partnership and approximate 1% interest in certain subsidiaries of the Partnership. As of June 30, 1998, the Partnership had $270.0 million outstanding under its credit facility bearing interest at an average floating rate of 6.9% per annum. In April 1998, the Partnership Credit Facility was amended to allow for the Merger of DeepTech and El Paso, the acquisition of certain assets from Tatham Offshore pursuant to the Redemption Agreement and certain other transactions. Currently, approximately $9.0 million of additional funds are available under the Partnership Credit Facility.

In March 1998, Stingray amended an existing term loan agreement to provide for additional borrowings of $11.1 million and to extend the maturity date of the loan from December 31, 2000 to March 31, 2003. The amended agreement requires Stingray to make 18 quarterly principal payments of $1.6 million commencing on December 31, 1998. The term loan agreement is principally secured by current and future gas transportation contracts between Stingray and its customers. As of June 30, 1998, Stingray had $28.5 million outstanding under its term loan agreement bearing interest at an average floating rate of 6.5% per annum.

In April 1996, POPCO entered into a revolving credit facility (the "POPCO Credit Facility") with a group of commercial banks to provide up to $150 million for the construction and expansion of Poseidon and for other working capital needs of POPCO. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The POPCO Credit Facility is secured by a substantial portion of POPCO's assets and matures on April 30, 2001. As of June 30, 1998, POPCO had $118.5 million outstanding under its credit facility bearing interest at an average floating rate of 6.9% per annum. Currently, approximately $31.5 million of additional funds are available under the POPCO Credit Facility.

In December 1996, Viosca Knoll entered into a revolving credit facility (the "Viosca Knoll Credit Facility") with a syndicate of commercial banks to provide up to $100 million for the addition of compression to the Viosca Knoll system and for other working capital needs of Viosca Knoll, including funds for a one-time distribution of $25 million to its partners. Viosca Knoll's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The Viosca Knoll Credit Facility is secured by a substantial portion of Viosca Knoll's assets and matures on December 20, 2001. As of June 30, 1998, Viosca Knoll had $64.0 million outstanding under its credit facility bearing interest at an average floating rate of 6.7% per annum. Currently, approximately $28.5 million of additional funds are available under the Viosca Knoll Credit Facility.

Uses of Cash. The Partnership's capital requirements consist primarily of (i) quarterly distributions to holders of Preference Units and Common Units and to Leviathan as general partner, including Incentive Distributions, as applicable,
(ii) expenditures for the maintenance of its pipelines and related infrastructure and the acquisition and construction of additional pipelines and related facilities for the gathering, transportation and processing of oil and gas in the Gulf, (iii) expenditures related to its producing oil and gas properties, (iv) expenditures relating to the abandonment of its Ewing Bank flowlines, (v) management fees and other operating expenses, (vi) contributions to Equity Investees as required to fund capital expenditures for new facilities, (vii) debt service on its outstanding indebtedness and (viii) the payment of the accelerated appreciation of Unit Rights discussed in Item 1. "Consolidated Financial Statements -- Notes to Consolidated Financial Statements -- Note 6 -- Commitments and Contingencies -- Other."

For every full quarter since its inception, the Partnership has declared and subsequently paid a cash distribution to holders of Preference Units and Common Units an amount equal to or exceeding the Minimum Quarterly Distribution (as described in the Partnership Agreement) per Unit per quarter. On July 20, 1998, the Partnership declared a cash distribution of $0.525 per Preference and Common Unit for the period from April 1, 1998 through June 30, 1998 which will be paid on August 14, 1998 to Unitholders of record as of July 31, 1998. This quarterly cash distribution payment will total $16.0 million in respect to the Preference Units, Common Units and the general partner interest. See Item 1. "Consolidated Financial Statements -- Notes to Consolidated Financial Statements -- Note 4 -- Partners' Capital -- Cash Distributions" and " -- Conversion of Preference Units into Common Units."

During the Preference Period, distributions by the Partnership of its Available Cash were effectively made 98% to Unitholders and 2% to Leviathan, as general partner, subject to the payment of Incentive Distributions to Leviathan. For the six months ended June 30, 1998, the Partnership paid Leviathan Incentive Distributions totaling $5.3 million and will pay Leviathan an Incentive Distribution of $3.0 million in August 1998. The Partnership believes that it will be able to continue to pay at least the current quarterly cash distributions of $0.275 per Preference Unit and $0.525 per Common Unit for the foreseeable future. At these distribution rates, the quarterly Partnership distributions total $15.6 million in respect to the Preference Units, Common Units and the general partner interests ($62.5 million on an annual basis, including $25.6 million to Leviathan).

In April 1998, the Partnership completed the construction and installation of a new platform and processing facilities at East Cameron Block 373. This platform, which cost approximately $30.0 million, is strategically located to exploit reserves in the East Cameron and Garden Banks area of the Gulf and is the terminus for an extension of the Stingray system. The Partnership funded the cost of the platform and facilities with borrowings under the Partnership Credit Facility.

The Partnership anticipates that its capital expenditures and equity investments for the remaining portion of 1998 will relate to continuing acquisition and construction activities. The Partnership anticipates funding such cash requirements primarily with available cash flow and borrowings under the Partnership Credit Facility.

Any substantial capital expenditures by Stingray, POPCO and Viosca Knoll are anticipated to be funded by borrowings under their respective credit facilities. The Partnership's cash capital expenditures and equity investments for the six months ended June 30, 1998 were $16.9 million. The Partnership may in the future contribute existing assets to new joint ventures as partial consideration for its ownership interest therein.

Interest costs incurred by the Partnership related to the Partnership Credit Facility totaled $8.4 million for the six months ended June 30, 1998. The Partnership capitalized $0.5 million of such interest costs in connection with construction projects in progress during the period.

YEAR 2000

The "Year 2000" issue is the result of computer programs that were written using two digits rather than four to define the year. The Partnership has reviewed its costs related to the "Year 2000" issue and anticipates that these costs will not materially affect its future results of operations or internal operations. Although the Partnership intends to interact only with those third parties that have "Year 2000" compliant computer systems, it is impossible for the Partnership to monitor all such systems. The Partnership has received preliminary information concerning the "Year 2000" compliance status from its partners, customers and vendors which, to date, indicates that costs related to the "Year 2000" issue will not have a material adverse impact on the Partnership's business and operations. However, there can be no assurances that implementations to such systems will be successful and will not have a material adverse impact on the Partnership's operations.

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



                                         LEVIATHAN GAS PIPELINE
                                         PARTNERS, L.P.
                                         (Registrant)

                                         By: LEVIATHAN GAS PIPELINE
                                         COMPANY, its General Partner



    Date:  August 13, 1998               By: /s/ KEITH B. FORMAN
                                            -----------------------------------
                                         Keith B. Forman
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

27                       Financial Data Schedule