Form 10-Q
period 1998-09-30
LEVIATHAN GAS PIPELINE PARTNERS L P
filed 1998-11-13
CIK 895040

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q
                             ---------------------
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                                ------------ TO
                                  ------------

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

                            EL PASO ENERGY BUILDING
                                 1001 LOUISIANA
                              HOUSTON, TEXAS 77002
          (Address of Principal Executive Offices, including Zip Code)

                                 (713) 420-2131
              (Registrant's Telephone Number, including Area Code)

                             ---------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES [X]     No [ ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     LEVIATHAN GAS PIPELINE PARTNERS, L.P.
                                AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION...............................    1
Item 1. Consolidated Financial Statements:
  Consolidated Balance Sheet as of September 30, 1998
     (unaudited) and December 31, 1997......................    1
  Unaudited Consolidated Statement of Operations for the
     Three and Nine Months Ended September 30, 1998 and
     1997, respectively.....................................    2
  Unaudited Consolidated Statement of Cash Flows for the
     Nine Months Ended September 30, 1998 and 1997..........    3
  Consolidated Statement of Partners' Capital for the Nine
     Months Ended September 30, 1998 (unaudited)............    4
  Notes to Consolidated Financial Statements (unaudited)....    5
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   12
PART II. OTHER INFORMATION..................................   20
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security
     Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES..................................................   21

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $  3,191        $  6,430
  Accounts receivable.......................................       3,152           1,953
  Accounts receivable from affiliates.......................       2,762           6,608
  Other current assets......................................         128             653
                                                                --------        --------
          Total current assets..............................       9,233          15,644
                                                                --------        --------
Equity investments..........................................     185,148         182,301
                                                                --------        --------
Property and equipment:
  Pipelines.................................................      55,123          78,244
  Platforms and facilities..................................     121,321          97,882
  Oil and gas properties, at cost, using successful efforts
     method.................................................     122,431         120,296
                                                                --------        --------
                                                                 298,875         296,422
  Less accumulated depreciation, depletion, amortization and
     impairment.............................................      91,868          95,783
                                                                --------        --------
          Property and equipment, net.......................     207,007         200,639
                                                                --------        --------
Investment in Tatham Offshore, Inc. (Note 2)................          --           7,500
Other noncurrent assets.....................................       3,912           3,758
                                                                --------        --------
          Total assets......................................    $405,300        $409,842
                                                                ========        ========
                            LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable and accrued liabilities..................    $  6,343        $ 12,522
  Accounts payable to affiliates............................       1,866           1,032
                                                                --------        --------
          Total current liabilities.........................       8,209          13,554
Deferred federal income taxes...............................       1,037           1,399
Notes payable...............................................     291,000         238,000
Other noncurrent liabilities................................      10,019          13,304
                                                                --------        --------
          Total liabilities.................................     310,265         266,257
                                                                --------        --------
Minority interest...........................................        (866)           (381)
                                                                --------        --------
Partners' capital...........................................      95,901         143,966
                                                                --------        --------
          Total liabilities and partners' capital...........    $405,300        $409,842
                                                                ========        ========

    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                    THREE MONTHS             NINE MONTHS
                                                ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                --------------------    ----------------------
                                                 1998         1997        1998          1997
                                                -------      -------    --------      --------
Revenue:
  Oil and gas sales...........................  $ 6,536      $14,665    $ 22,270      $ 49,124
  Gathering, transportation and platform
     services.................................    5,084        3,430      12,866        14,005
  Equity in earnings..........................    6,610        7,379      19,181        21,599
                                                -------      -------    --------      --------
                                                 18,230       25,474      54,317        84,728
                                                -------      -------    --------      --------
Costs and expenses:
  Operating expenses..........................    3,013        2,628       8,558         8,674
  Depreciation, depletion and amortization....    7,052       11,535      21,897        39,474
  Impairment, abandonment and other...........   (1,131)          --      (1,131)       21,222
  General and administrative expenses and
     management fee...........................    6,433        4,368      13,937        10,219
                                                -------      -------    --------      --------
                                                 15,367       18,531      43,261        79,589
                                                -------      -------    --------      --------
Operating income..............................    2,863        6,943      11,056         5,139
Interest income and other.....................      395          159         552         1,322
Interest and other financing costs............   (5,281)      (3,886)    (13,711)      (10,350)
Minority interest in loss (income)............       15          (35)         12            34
                                                -------      -------    --------      --------
(Loss) income before income taxes.............   (2,008)       3,181      (2,091)       (3,855)
Income tax benefit............................     (202)         (93)       (371)         (238)
                                                -------      -------    --------      --------
Net (loss) income.............................  $(1,806)     $ 3,274    $ (1,720)     $ (3,617)
                                                =======      =======    ========      ========
Weighted average number of Units
  outstanding.................................   24,367       24,367      24,367        24,367
                                                =======      =======    ========      ========
Basic and diluted net (loss) income per
  Unit........................................  $ (0.06)(a)  $  0.12    $  (0.06)(a)  $  (0.14)
                                                =======      =======    ========      ========

---------------

(a) Excludes 930,000 and 1,500 outstanding unit options to purchase an equal number of Common Units of the Partnership at $27.1875 per Common Unit and $27.34375 per Common Unit, respectively, as the exercise prices of the unit options were greater than the average market price of the Common Units.

    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $ (1,720)  $ (3,617)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Amortization of debt issue costs.......................       765        721
     Depreciation, depletion and amortization...............    21,897     39,474
     Impairment, abandonment and other......................    (1,131)    21,222
     Minority interest in loss..............................       (12)       (34)
     Equity in earnings.....................................   (19,181)   (21,599)
     Distributions from equity investments..................    20,880     19,310
     Deferred income taxes..................................      (362)      (250)
     Other noncash items....................................      (218)    (3,467)
     Changes in operating working capital:
       (Increase) decrease in accounts receivable...........    (1,199)     4,080
       Decrease in accounts receivable from affiliates......     3,846      5,086
       Decrease in other current assets.....................       525        465
       Decrease in accounts payable and accrued
        liabilities.........................................   (13,287)   (10,761)
       Increase (decrease) in payable to affiliates.........       834     (1,255)
                                                              --------   --------
          Net cash provided by operating activities.........    11,637     49,375
                                                              --------   --------
Cash flows from investing activities:
  Additions to pipelines, platforms and facilities..........   (15,437)   (12,261)
  Equity investments........................................    (4,516)       (23)
  Acquisition and development of oil and gas properties.....      (828)   (11,212)
  Other.....................................................       650        176
                                                              --------   --------
          Net cash used in investing activities.............   (20,131)   (23,320)
                                                              --------   --------
Cash flows from financing activities:
  Decrease in restricted cash...............................        --        716
  Proceeds from notes payable...............................    87,000     44,000
  Repayments of notes payable...............................   (34,000)   (51,000)
  Debt issue costs..........................................      (927)       (93)
  Distributions to partners.................................   (46,818)   (33,822)
                                                              --------   --------
          Net cash provided by (used in) financing
           activities.......................................     5,255    (40,199)
                                                              --------   --------
Decrease in cash and cash equivalents.......................    (3,239)   (14,144)
Cash and cash equivalents at beginning of year..............     6,430     16,489
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  3,191   $  2,345
                                                              ========   ========
Cash paid for interest, net of amounts capitalized..........  $ 12,875   $  9,640
Cash paid for income taxes..................................  $     --   $      2

    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                 PREFERENCE   PREFERENCE    COMMON     COMMON       GENERAL
                                   UNITS      UNITHOLDERS   UNITS    UNITHOLDERS   PARTNER(a)    TOTAL
                                 ----------   -----------   ------   -----------   ----------   --------
Partners' capital at December
  31, 1997.....................    18,075      $ 163,426     6,292    $(15,400)     $ (4,060)   $143,966
Net income (loss) for the nine
  months ended September 30,
  1998 (unaudited).............        --             19       --       (1,413)         (326)     (1,720)
Conversion of Preference Units
  into Common Units
  (unaudited)..................   (17,058)      (127,842)   17,058     127,842            --          --
Cash distributions
  (unaudited)..................        --        (28,016)      --       (9,753)       (8,576)    (46,345)
                                  -------      ---------    ------    --------      --------    --------
Partners' capital at September
  30, 1998 (unaudited).........     1,017      $   7,587    23,350    $101,276      $(12,962)   $ 95,901
                                  =======      =========    ======    ========      ========    ========

---------------

(a) Leviathan Gas Pipeline Company owns a 1% general partner interest in Leviathan Gas Pipeline Partners, L.P. (Notes 1 and 4).

    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION:

Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), a publicly held Delaware limited partnership, is primarily engaged in the gathering and transportation of natural gas and crude oil through pipeline systems located in the Gulf of Mexico (the "Gulf") and in the development and production of oil and gas reserves. The Partnership's assets include interests in (i) eight natural gas pipeline systems, (ii) a crude oil pipeline system, (iii) six strategically located multi-purpose platforms, (iv) four producing oil and gas properties and
(v) a dehydration facility.

Leviathan Gas Pipeline Company ("Leviathan"), a Delaware corporation and wholly owned subsidiary of Leviathan Holdings Company ("Leviathan Holdings"), a wholly owned subsidiary of DeepTech International Inc. ("DeepTech"), is the general partner of the Partnership, and as such, performs all management and operational functions for the Partnership and its subsidiaries. On August 14, 1998, DeepTech became a wholly owned subsidiary of El Paso Energy Corporation ("El Paso Energy"). See Note 2.

As of September 30, 1998, the Partnership had 1,016,506 Preference Units and 23,350,388 Common Units outstanding. Preference Units and Common Units totaling 18,075,000 are owned by the public, representing a 72.7% effective limited partner interest in the Partnership. Leviathan, through its ownership of 6,291,894 Common Units, its 1% general partner interest in the Partnership and its approximate 1% nonmanaging interest in certain of the Partnership's subsidiaries, owns a 27.3% effective interest in the Partnership. See Note 4 for a discussion of the conversion of Preference Units into Common Units.

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

Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the method public entities report information about operating segments in both interim and annual financial statements issued to shareholders and requires related disclosures about products and services, geographic areas and major customers. The Partnership is currently evaluating the disclosure requirements of this statement, as this statement does not apply to interim financial statements in the initial year of its adoption. However, comparative financial information for interim periods in the initial year of application must be reported in financial statements for interim periods in the second year of application.

NOTE 2 -- RECENT EVENTS:

Merger

Effective August 14, 1998, El Paso Energy completed the acquisition of DeepTech by merging a wholly owned subsidiary of El Paso Energy with and into DeepTech (the "Merger") pursuant to the Agreement and Plan of Merger dated as of February 27, 1998 (as amended, the "Merger Agreement"). The material terms of the Merger and the transactions contemplated by the Merger Agreement and other agreements as these agreements relate to the Partnership are as follows:

        (a) El Paso Energy acquired the minority interests of Leviathan Holdings and two other subsidiaries of DeepTech primarily held by DeepTech management for an aggregate of $55.0 million. As a result, El Paso Energy owns 100% of Leviathan's general partner interest in the Partnership and an overall 27.3% effective interest in the Partnership.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

        (b) In June 1998, Tatham Offshore, Inc. ("Tatham Offshore"), an affiliate of the Partnership through August 14, 1998, canceled its reversionary interests in certain oil and gas properties owned by the Partnership.

        (c) On August 14, 1998, Tatham Offshore transferred its remaining assets located in the Gulf to the Partnership in consideration of the redemption by Tatham Offshore of its 7,500 shares of Series B 9% Senior Convertible Preferred Stock (the "Senior Preferred Stock") owned by the Partnership (the "Redemption Agreement"). Under the terms of the Redemption Agreement, the Partnership exchanged the Senior Preferred Stock for 100% of Tatham Offshore's right, title and interest in and to Viosca Knoll Blocks 772, 773, 774, 817, 818 and 861 (subject to an existing production payment obligation), West Delta Block 35, Ewing Bank Blocks 871, 914, 915 and 916 and the platform located at Ship Shoal Block 331. The net cash expenditure of the Partnership under the Redemption Agreement totaled $0.8 million representing (i) $2.8 million of abandonment costs relating to wells located at Ewing Bank Blocks 914 and 915 offset by (ii) $2.0 million of net cash generated from producing properties from January 1, 1998 through August 14, 1998. In addition, the Partnership assumed all remaining abandonment and restoration obligations associated with the platform and leases.

        (d) Pursuant to the Merger Agreement, employees of DeepTech who were terminated on August 14, 1998, received certain severance payments from DeepTech. DeepTech employees hired by El Paso Energy who are terminated during the six months after August 14, 1998, will receive certain severance payments from El Paso Energy.

Mr. Grant E. Sims and Mr. James H. Lytal, the Chief Executive Officer and the President, respectively, of the Partnership entered into employment agreements with El Paso Energy effective as of August 14, 1998, and will continue to serve as the Chief Executive Officer and the President, respectively, of the Partnership for a term of five years. However, pursuant to the terms of their respective employment agreements, Messrs. Sims and Lytal have the right to terminate such agreements upon thirty days notice and El Paso Energy has the right to terminate such agreements under certain circumstances.

Recent Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that entities recognize all derivative investments as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Partnership is hedging changes in an asset's, liability's or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Partnership is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. This statement is effective for fiscal years beginning after June 15, 1999. The Partnership has not yet determined the impact that the adoption of SFAS No. 133 will have on its earnings or financial position.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

NOTE 3 -- EQUITY INVESTMENTS:

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

               UNAUDITED SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (IN THOUSANDS)

                                                         NINE MONTHS ENDED SEPTEMBER 30, 1998
                             ---------------------------------------------------------------------------------------------
                                                              WEST
                                        VIOSCA               CAMERON                       MANTA RAY
                               HIOS      KNOLL    STINGRAY    DEHY      POPCO     UTOS     OFFSHORE    NAUTILUS     TOTAL
                             --------   -------   --------   -------   -------   -------   ---------   --------    -------
Operating revenue..........  $ 31,801   $21,216   $ 17,237   $1,945    $30,477   $ 3,840    $ 7,039    $ 3,992
Other income...............       180        34        606        7        245        86        219         57
Operating expenses.........   (13,249)   (1,916)   (11,517)    (136)    (3,066)   (1,893)    (2,671)    (1,284)
Depreciation...............    (3,576)   (2,907)    (5,131)     (12)    (6,590)     (419)    (3,235)    (4,369)
Interest expense...........        --    (3,131)    (1,083)      --     (6,552)       --         --         --
                             --------   -------   --------   ------    -------   -------    -------    -------
Net earnings (loss)........    15,156    13,296        112    1,804     14,514     1,614      1,352     (1,604)
Ownership percentage.......        40%       50%        50%      50%        36%     33.3%      25.7%      25.7%
                             --------   -------   --------   ------    -------   -------    -------    -------
                                6,062     6,648         56      902      5,225       537        347       (412)
Adjustments:
-- Depreciation(a).........       580        --        558       --         --        25       (261)        --
-- Contract
    amortization(a)........       (79)       --       (119)      --         --        --         --         --
-- Other...................        (8)       --        (37)       3        (90)       13         --       (769)(c)
                             --------   -------   --------   ------    -------   -------    -------    -------
Equity in earnings
  (loss)...................  $  6,555   $ 6,648   $    458   $  905    $ 5,135   $   575    $    86    $(1,181)    $19,181
                             ========   =======   ========   ======    =======   =======    =======    =======     =======
Distributions(b)...........  $  7,640   $ 7,450   $  1,000   $  825    $ 3,132   $   333    $   500    $    --     $20,880
                             ========   =======   ========   ======    =======   =======    =======    =======     =======

---------------

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

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

               UNAUDITED SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (IN THOUSANDS)

                                                    NINE MONTHS ENDED SEPTEMBER 30, 1997
                              ---------------------------------------------------------------------------------
                                                               WEST                           MANTA
                                         VIOSCA               CAMERON                          RAY
                                HIOS      KNOLL    STINGRAY    DEHY      POPCO     UTOS     OFFSHORE     TOTAL
                              --------   -------   --------   -------   -------   -------   ---------   -------
Operating revenue...........  $ 34,115   $16,171   $18,471    $1,752    $18,375   $ 2,836    $ 3,889
Other income................       298        14       730        18        102        32        234
Operating expenses..........   (11,792)   (1,402)   (9,928)     (121)    (4,573)   (1,891)    (1,299)
Depreciation................    (3,582)   (1,791)   (5,409)      (12)    (4,376)     (424)    (1,188)
Interest expense............        --    (1,374)   (1,072)       --     (3,733)       --         --
                              --------   -------   -------    ------    -------   -------    -------
Net earnings................    19,039    11,618     2,792     1,637      5,795       553      1,636
Ownership percentage........        40%       50%       50%       50%        36%     33.3%      25.7%
                              --------   -------   -------    ------    -------   -------    -------
                                 7,616     5,809     1,396       818      2,086       184        420
Adjustments:
-- Depreciation(a)..........       634        --       718        --         --        27         --
-- Contract
    amortization(a).........       (79)       --      (255)       --         --        --         --
-- Other....................       (98)       --       (37)       --       (180)      (23)     2,563(b)
                              --------   -------   -------    ------    -------   -------    -------
Equity in earnings..........  $  8,073   $ 5,809   $ 1,822    $  818    $ 1,906   $   188    $ 2,983    $21,599
                              ========   =======   =======    ======    =======   =======    =======    =======
Distributions(c)............  $  9,400   $ 5,825   $ 1,375    $  650    $    --   $   200    $ 1,860    $19,310
                              ========   =======   =======    ======    =======   =======    =======    =======

---------------

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

NOTE 4 -- PARTNERS' CAPITAL INCLUDING CASH DISTRIBUTIONS:

Cash distributions

During and after the Preference Period (as defined in the Partnership Agreement), distributions by the Partnership of its Available Cash (as defined in the Partnership Agreement) were and are effectively made 98% to Unitholders and 2% to Leviathan, subject to the payment of incentive distributions to Leviathan if certain target levels of cash distributions to Unitholders are achieved (the "Incentive Distributions"). As an incentive, the general partner's interest in the portion of quarterly cash distributions in excess of $0.325 per Unit and less than or equal to $0.375 per Unit is increased to 15%. For quarterly cash distributions over $0.375 per Unit but less than or equal to $0.425 per Unit, the general partner receives 25% of such incremental amount and for all quarterly cash distributions in excess of $0.425 per Unit, the general partner receives 50% of the incremental amount. During and after the Preference Period, the Preference Units are entitled to receive from Available Cash a minimum quarterly distribution for each quarter of $0.275 per Preference Unit, plus any arrearage in the payment of the minimum quarterly distribution for prior quarters, before any distribution of Available Cash is made to holders of Common Units for such quarter. After the Preference Period, the Preference Units are not entitled to receive any more than the minimum quarterly distribution, plus any arrearage in the payment of the minimum quarterly distribution from prior quarters, if any, per quarter.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

In February 1998, the Partnership paid a cash distribution of $0.50 per Preference and Common Unit for the period from October 1, 1997 through December 31, 1997 and an Incentive Distribution of $2.4 million to Leviathan, as general partner. In May and August 1998, the Partnership paid a cash distribution of $0.525 per Preference and Common Unit for the periods from January 1, 1998 through March 31, 1998 and from April 1, 1998 through June 30, 1998, respectively, and an Incentive Distribution of $3.0 million to Leviathan for each of these periods. On October 20, 1998, the Partnership declared a cash distribution of $0.275 per Preference Unit and $0.525 per Common Unit for the period from July 1, 1998 through September 30, 1998 which will be paid on November 13, 1998 to all holders of record of Common Units and Preference Units as of October 30, 1998. Leviathan will receive an Incentive Distribution of $2.8 million for the three months ended September 30, 1998.

Conversion of Preference Units into Common Units

On May 7, 1998, the Partnership notified the holders of its 18,075,000 then outstanding Preference Units of their right to convert their Preference Units into an equal number of Common Units within a 90-day period. On August 5, 1998, the conversion period expired and holders of 17,058,494 Preference Units, representing 94.4% of the Preference Units then outstanding, had elected to convert to Common Units. As a result, the Preference Period ended and the Common Units (including the 6,291,894 Common Units held by Leviathan) became the primary listed security on the New York Stock Exchange ("NYSE") under the symbol "LEV". A total of 1,016,506 Preference Units remain outstanding and now trade as the Partnership's secondary listed security on the NYSE under the symbol "LEV.P".

The remaining Preference Units retain their distribution preferences over the Common Units; that is, Preference Units will be paid up to the minimum quarterly distribution of $0.275 per Unit before any quarterly distributions are made to the Common Units or Leviathan, as general partner. However, Preference Units will not receive any distributions in excess of the minimum quarterly distribution of $0.275 per Unit. Only Common Units and Leviathan, as general partner, will be eligible to receive any of such excess distributions.

In accordance with the Partnership Agreement, holders of the remaining Preference Units will not have another opportunity to convert their Preference Units into Common Units until May 1999 and again in May 2000. Thereafter, any remaining Preference Units may, under certain circumstances, be subject to redemption.

NOTE 5 -- RELATED PARTY TRANSACTIONS:

Management fees. For the nine months ended September 30, 1998, Leviathan charged the Partnership $7.4 million pursuant to the Partnership Agreement which provides for reimbursement of expenses Leviathan incurs as general partner of the Partnership, including reimbursement of expenses incurred by DeepTech and El Paso Energy in providing management services to Leviathan and the Partnership.

Joint Ventures. Viosca Knoll is owned 50% by a subsidiary of the Partnership and 50% by a wholly owned indirect subsidiary of El Paso Energy. Viosca Knoll is managed by a committee consisting of representatives from each of the partners. The Partnership is the operator of Viosca Knoll and has contracted the wholly owned indirect subsidiary of El Paso Energy to maintain the pipeline and Leviathan to perform financial, accounting and administrative services. The Viosca Knoll gathering system interconnects with six interstate pipelines in the South Pass and Main Pass areas of the Gulf. One of these interstate pipelines is owned by an affiliate of El Paso Energy.

Property Acquisition. In October 1998, the Partnership purchased a 100% working interest in Ewing Bank Blocks 958, 959, 1002 and 1003 (the Sunday Silence field) from a wholly-owned subsidiary of DeepTech for approximately $11.6 million. The Sunday Silence field, discovered in July 1994, is contained within four lease blocks in the Ewing Bank area of the Gulf in approximately 1,500 feet of water and has received a royalty

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES abatement from the Minerals Management Service for the first 52.5 million barrels of oil equivalent to be produced from the field. The Partnership is drilling a delineation well which is expected to be completed in December 1998 at a cost of approximately $15.1 million.

Other. In 1995, the Partnership adopted the Unit Rights Appreciation Plan (the "Plan") to provide the Partnership with the ability of making awards of Unit Rights, as hereinafter defined, to certain officers and employees of the Partnership or its affiliates as an incentive for these individuals to continue in the service of the Partnership or its affiliates. Under the Plan, the Partnership granted 1,200,000 Unit Rights to certain officers and employees of the Partnership or its affiliates that provided for the right to purchase, or realize the appreciation of, a Preference Unit or Common Unit (see Note 4) (a "Unit Right"), pursuant to the provisions of the Plan. The exercise prices covered by the Unit Rights granted pursuant to the Plan ranged from $15.6875 to $21.50, the closing prices of the Preference Units as reported on the NYSE on the grant date of the respective Unit Rights. As a result of the "change of control" occurring upon the closing of the Merger, the Unit Rights fully vested and certain of the holders of the Unit Rights elected to be paid $7.3 million, the amount equal to the difference between the grant price of the Unit Rights and the average of the high and low sales price of the Common Units on the date of exercise. As of September 30, 1998, the Partnership had accrued $1.4 million related to the appreciation and vesting of the remaining 215,000 outstanding Unit Rights. In October 1998, the Partnership paid the holder of the remaining Unit Rights $1.3 million upon the exercise of the remaining Unit Rights and the Plan was terminated.

In August 1998, the Partnership adopted the 1998 Omnibus Compensation Plan (the "Omnibus Plan") and the 1998 Unit Option Plan for Non-Employee Directors (the "Director Plan" and together with the Omnibus Plan the "Option Plans"). The Option Plans provide the Partnership with the ability to issue unit options to attract and retain the services of knowledgeable directors, officers and key management personnel. Unit options to purchase a maximum of 3,000,000 Common Units and 100,000 Common Units of the Partnership may be issued pursuant to the Omnibus Plan and the Director Plan, respectively. As of September 30, 1998, the Partnership had granted 930,000 unit options at $27.1875 per unit option and 1,500 unit options at $27.34375 per unit option under the Omnibus Plan and the Director Plan, respectively.

Pursuant to the former Leviathan non-employee director compensation arrangements, the Partnership was obligated to pay each non-employee director
2 1/2% of the general partner's Incentive Distribution as a profit participation fee. During the nine months ended September 30, 1998, the Partnership paid the three non-employee directors of Leviathan a total of $0.6 million as a profit participation fee. As a result of the Merger, the three non-employee directors resigned and the compensation arrangements were terminated.

In March 1998, Tatham Offshore eliminated its 7,500 shares of 9% Senior Convertible Preferred Stock issued to the Partnership and replaced this stock with its Senior Preferred Stock. In connection with the Redemption Agreement discussed in Note 2, the Senior Preferred Stock and all related unpaid dividends were exchanged for certain oil and gas properties and an offshore platform.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES:

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

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

Partnership differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. Gains or losses on hedging activities are recognized as oil and gas sales in the period in which the hedged production is sold.

At September 30, 1998, the Partnership had open sales hedges on approximately 25,000 million British thermal units ("MMbtu") of natural gas per day for the remaining period in 1998 at an average price of $2.375 per MMbtu and open purchase hedges of approximately 25,000 MMbtu of natural gas per day for the remaining period in 1998 at an average price of $2.24 per MMbtu. In addition, the Partnership had entered into commodity sales swap transactions for calendar 1999 of (i) 5,000 MMbtu per day at a fixed price to be determined at the Partnership's option equal to the January 1999 Natural Gas Futures Contract on NYMEX as quoted at any time during 1998, to and including the last three trading days of the January 1999 contract, minus $0.25 per MMbtu and (ii) 5,000 MMbtu per day at a fixed price to be determined at the Partnership's option equal to the January 1999 Natural Gas Futures Contract on NYMEX as quoted at any time during 1998, to and including the last three trading days of the January 1999 contract, minus $0.28 per MMbtu. The Partnership has also entered into a commodity purchase swap transaction for calendar 1999 for 5,000 MMbtu per day at a fixed price to be determined at the Partnership's option equal to the December 1998 Natural Gas Futures Contract on NYMEX as quoted at any time from July 23, 1998, to and including two days prior to the last three trading days of the December 1998 contract, minus $0.17 per MMbtu.

At September 30, 1998, the Partnership had open sales hedges on approximately 992 barrels of oil per day for the remaining period in 1998 at an average price of $20.43 per barrel and open purchase hedges of approximately 1,000 barrels of oil per day for the remaining period in 1998 at an average price of $17.81 per barrel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in "Item 1. Consolidated Financial Statements" and is intended to assist in the understanding of the Partnership's financial condition and results of operations for the three months and nine months ended September 30, 1998. Unless the context otherwise requires, all references herein to the Partnership with respect to the operations and ownership of the Partnership's assets are also references to its subsidiaries.

OVERVIEW

The Partnership's assets include interests in (i) eight natural gas pipeline systems (the "Gas Pipelines"), (ii) a crude oil pipeline system, (iii) six strategically located multi-purpose platforms, (iv) four producing oil and gas properties and (v) a dehydration facility.

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

The Partnership owns a 36% interest in POPCO which owns and operates the Poseidon Oil Pipeline ("Poseidon"). Poseidon, a major new sour crude oil pipeline system built in response to an increased demand for additional sour crude oil pipeline capacity in the central Gulf, consists of 297 miles of 16-inch to 24-inch pipeline with a capacity of approximately 400,000 barrels per day and is currently delivering an average of approximately 111,000 barrels of oil per day. POPCO placed the third phase of Poseidon in service in December 1997.

The Partnership operates and owns interests in six strategically located multi-purpose platforms in the Gulf that have processing capabilities which complement the Partnership's pipeline operations and play a key role in the development of oil and gas reserves. The platforms are used to interconnect the offshore pipeline network and to provide an efficient means to perform pipeline maintenance and to operate compression, separation, processing and other facilities. In addition, the multi-purpose platforms serve as landing sites for deeper water production and as sites for the location of gas compression facilities and drilling operations.

The Partnership owns an interest in and is operator of three producing leases in the Gulf. The Viosca Knoll Block 817 wells (100% working interest owned by the Partnership) are currently producing a gross aggregate average of approximately 57 million cubic feet ("MMcf") of gas per day. The Garden Banks Block 72 wells (50% working interest owned by the Partnership) are currently producing a gross aggregate average of approximately 1,690 barrels of oil and 5 MMcf of gas per day. The Garden Banks Block 117 wells (50% working interest owned by the Partnership) are currently producing a gross aggregate average of approximately 1,420 barrels of oil and 3 MMcf of gas per day.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared With Three Months Ended September 30, 1997

Oil and gas sales totaled $6.5 million for the three months ended September 30, 1998 as compared with $14.7 million for the same period in 1997. The decrease is attributable to (i) substantially lower realized oil and gas prices, (ii) decreased production as a result of two tropical storms and Hurricane Georges passing through the Gulf during the third quarter of 1998 and (iii) normal production declines from the Partnership's oil and gas properties. During the three months ended September 30, 1998, the Partnership produced and sold 2,562 MMcf of gas and 116,000 barrels of oil at average prices of $1.87 per thousand cubic feet ("Mcf") and

$14.73 per barrel, respectively. During the same period in 1997, the Partnership produced and sold 4,703 MMcf of gas and 197,000 barrels of oil at average prices of $2.25 per Mcf and $20.46 per barrel, respectively.

Revenue from gathering, transportation and platform services totaled $5.1 million for the three months ended September 30, 1998 as compared with $3.4 million for the same period in 1997. The change primarily reflects an increase of $2.0 million in platform services revenue from the Partnership's East Cameron Block 373 platform that was placed in service in April 1998. Throughput volumes for the Partnership's wholly owned gathering systems decreased approximately 21% during the third quarter of 1998 as compared with the same period in 1997 primarily because of reduced gas production resulting from two tropical storms and Hurricane Georges passing through the Gulf during the third quarter of 1998.

Revenue from the Partnership's equity interests in Stingray, HIOS, UTOS, Viosca Knoll, POPCO, Manta Ray Offshore, Nautilus and West Cameron Dehy (the "Equity Investees") totaled $6.6 million for the three months ended September 30, 1998 as compared with $7.4 million for the same period in 1997. The decrease primarily reflects decreases of (i) $0.6 million related to Stingray and HIOS as a result of increased maintenance costs and decreased throughput and (ii) $1.3 million related to nonrecurring start-up costs, prior period adjustments and a change in equity ownership of Nautilus and Manta Ray Offshore offset by an increase of $1.1 million primarily from POPCO and Viosca Knoll as a result of increased throughput. Total gas throughput volumes for the Equity Investees increased approximately 23% from the third quarter of 1997 to the third quarter of 1998 primarily as a result of increased throughput on the Viosca Knoll, Nautilus and Manta Ray Offshore systems. Oil volumes from Poseidon totaled 9.0 million barrels and 5.3 million barrels for the three months ended September 30, 1998 and 1997, respectively. The Equity Investees were also impacted by two tropical storms and Hurricane Georges passing through the Gulf during the third quarter of 1998.

Operating expenses for the three months ended September 30, 1998 totaled $3.0 million as compared to $2.6 million for the same period in 1997. The increase is primarily attributable to higher operating costs associated with the East Cameron Block 373 platform placed in service in April 1998, the acquisition of the Ship Shoal Block 331 platform in August 1998 and additional activities associated with the Ship Shoal Block 332 platform offset by lower operating and transportation costs associated with the Partnership's oil and gas properties.

Depreciation, depletion and amortization totaled $7.1 million for the three months ended September 30, 1998 as compared with $11.5 million for the same period in 1997. The decrease of $4.4 million reflects a decrease of $4.8 million in depreciation and depletion on oil and gas wells and facilities located on the Viosca Knoll Block 817, Garden Banks Block 72 and the Garden Banks Block 117 as a result of decreased production from these leases offset by an increase of $0.4 million in depreciation on pipelines, platforms and facilities as a result of placing the East Cameron Block 373 platform in service in April 1998 and acquiring of the Ship Shoal Block 331 platform in August 1998.

Impairment, abandonment and other totaled ($1.1 million) for the three months ended September 30, 1998 and represented the excess of estimated costs over actual costs incurred associated with the abandonment of the Partnership's Ewing Bank flowlines.

General and administrative expenses, including the management fee allocated from Leviathan, totaled $6.4 million for the three months ended September 30, 1998 as compared with $4.4 million for the same period in 1997. The increase of $2.0 million primarily reflects additional direct general and administrative expenses related to (i) the vesting and appreciation of Unit Rights granted to certain officers and employees and (ii) the incentive payments to Leviathan's three former non-employee directors pursuant to compensation arrangements. See "Item
1. Consolidated Financial Statements -- Notes to Consolidated Financial Statements -- Note 5 -- Related Party Transactions -- Other."

Interest income and other totaled $0.4 million for the three months ended September 30, 1998 as compared with $0.2 million for the same period in 1997.

Interest and other financing costs, net of capitalized interest, for the three months ended September 30, 1998 totaled $5.3 million as compared with $3.9 million for the same period in 1997. During the three months ended September 30, 1998 and 1997, the Partnership had outstanding indebtedness averaging approximately $280.5 million and $218.5 million, respectively.

Net loss for the three months ended September 30, 1998 totaled $1.8 million, or $0.06 per Unit, as compared with net income of $3.3 million, or $0.12 per Unit, for the three months ended September 30, 1997 as a result of the items discussed above.

Nine Months Ended September 30, 1998 Compared With Nine Months Ended September 30, 1997

Oil and gas sales totaled $22.3 million for the nine months ended September 30, 1998 as compared with $49.1 million for the same period in 1997. The decrease is attributable to (i) substantially lower realized oil and gas prices, (ii) decreased production as a result of two tropical storms and Hurricane Georges passing through the Gulf during the third quarter of 1998, (iii) normal production declines from the Partnership's oil and gas properties and (iv) the lack of acceptable markets downstream of the Viosca Knoll system. The production decline attributable to the capacity constraints of the downstream transporter was alleviated during the third quarter of 1998. During the nine months ended September 30, 1998, the Partnership produced and sold 7,435 MMcf of gas and 424,000 barrels of oil at average prices of $2.06 per Mcf and $16.04 per barrel, respectively. During the same period in 1997, the Partnership produced and sold 16,410 MMcf of gas and 606,000 barrels of oil at average prices of $2.19 per Mcf and $21.20 per barrel, respectively.

Revenue from gathering, transportation and platform services totaled $12.9 million for the nine months ended September 30, 1998 as compared with $14.0 million for the same period in 1997. The decrease primarily reflects decreases of (i) $2.8 million related to the cessation of production in May 1997 from the only well connected to the Ewing Bank system, (ii) $1.3 million as a result of lower throughput on the Green Canyon system and the contribution of a significant portion of the Manta Ray system to Manta Ray Offshore on January 17, 1997 resulting in revenue from these assets being included in equity in earnings for all of the nine months in the period ended September 30, 1998 as compared with a portion of the nine months ended September 30, 1997 and (iii) $0.4 million in platform revenue services from the Partnership's Viosca Knoll Block 817 platform as a result of lower oil and gas volumes processed on the platform due to capacity constraints of the downstream transporter which was alleviated during the third quarter of 1998, offset by an increase of $3.4 million in platform services revenue from the Partnership's East Cameron Block 373 platform which was placed in service in April 1998. Throughput volumes for the Partnership's wholly owned gathering systems increased approximately 1% from the first nine months of 1998 as compared with the same period in 1997.

Revenue from the Partnership's Equity Investees totaled $19.2 million for the nine months ended September 30, 1998 as compared with $21.6 million for the same period in 1997. The decrease of $2.4 million primarily reflects decreases of (i) $2.9 million related to Stingray and HIOS as a result of increased maintenance costs and decreased throughput and (ii) $4.1 million related to nonrecurring start-up costs, prior period adjustments and a change in equity ownership of Nautilus and Manta Ray Offshore offset by an increase of $4.6 million from POPCO, Viosca Knoll and UTOS as a result of increased throughput. Total gas throughput volumes for the Equity Investees increased approximately 19% from the nine months ended September 30, 1997 to the same period in 1998 primarily as a result of increased throughput on the Viosca Knoll, UTOS, Nautilus and Manta Ray Offshore systems. Oil volumes from Poseidon totaled 24.7 million barrels and
13.3 million barrels for the nine months ended September 30, 1998 and 1997, respectively. The Equity Investees were also impacted by two tropical storms and Hurricane Georges passing through the Gulf during the third quarter of 1998.

Operating expenses for the nine months ended September 30, 1998 totaled $8.6 million as compared to $8.7 million for the same period in 1997. The decrease is primarily attributable to lower operating and transportation costs associated with the Partnership's oil and gas properties offset by higher operating costs associated with the East Cameron Block 373 platform placed in service in April 1998, the acquisition of the Ship Shoal Block 331 platform in August 1998 and additional activities associated with the Ship Shoal Block 332 platform.

Depreciation, depletion and amortization totaled $21.9 million for the nine months ended September 30, 1998 as compared with $39.5 million for the same period in 1997. The decrease of $17.6 million reflects decreases of (i) $14.7 million in depreciation and depletion on oil and gas wells and facilities located on the Viosca Knoll Block 817, Garden Banks Block 72 and the Garden Banks Block 117 as a result of decreased production from these leases and (ii) $2.9 million in depreciation on pipelines, platforms and facilities as a result of the Partnership fully depreciating its investment in the Ewing Bank and Ship Shoal systems in June 1997.

Impairment, abandonment and other totaled ($1.1 million) for the nine months ended September 30, 1998 and represented the excess of estimated costs over actual costs incurred associated with the abandonment of the Partnership's Ewing Bank flowlines. Impairment, abandonment and other totaled $21.2 million for the nine months ended September 30, 1997 and consisted of a non-recurring charge to reserve the Partnership's investment in certain gathering facilities and other assets associated with Tatham Offshore's Ewing Bank 914 #2 well and Ship Shoal Block 331 property, to accrue the Partnership's abandonment obligations associated with the gathering facilities serving these properties, to reserve the Partnership's noncurrent receivable related to the prepayment of the demand charge obligations under certain agreements related to the Ewing Bank and Ship Shoal leases and to accrue certain abandonment obligations associated with its oil and gas properties.

General and administrative expenses, including the management fee allocated from Leviathan, totaled $13.9 million for the nine months ended September 30, 1998 as compared with $10.2 million for the same period in 1997. The increase of $3.7 million reflects increases of (i) $0.9 million in management fees allocated by Leviathan to the Partnership and (ii) $2.8 million in direct general and administrative expenses of the Partnership primarily related to (x) the appreciation and vesting of Unit Rights granted to certain officers and employees and (y) incentive payments to Leviathan's three former non-employee directors pursuant to compensation arrangements. See "Item 1. Consolidated Financial Statements -- Notes to Consolidated Financial Statements -- Note
5 -- Related Party Transactions -- Other."

Interest income and other totaled $0.6 million for the nine months ended September 30, 1998 as compared with $1.3 million for the same period in 1997.

Interest and other financing costs, net of capitalized interest, for the nine months ended September 30, 1998 totaled $13.7 million as compared with $10.4 million for the same period in 1997. During the nine months ended September 30, 1998 and 1997, the Partnership capitalized $0.6 million and $1.5 million, respectively, of interest costs in connection with construction projects and drilling activities in progress during such periods. During the nine months ended September 30, 1998 and 1997, the Partnership had outstanding indebtedness averaging approximately $264.5 million and $223.5 million, respectively.

Net loss for the nine months ended September 30, 1998 totaled $1.7 million, or $0.06 per Unit, as compared with a net loss of $3.6 million, or $0.14 per Unit, for the nine months ended September 30, 1997 as a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash. The Partnership intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash from operations, borrowings under the Partnership Credit Facility (discussed below) and, depending on capital requirements and related market conditions, issuing additional debt and/or equity. Net cash provided by operating activities for the nine months ended September 30, 1998 totaled $11.6 million. At September 30, 1998, the Partnership had cash and cash equivalents of $3.2 million.

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

The Partnership's cash flows from operations will be affected by the ability of each Equity Investee to make distributions. Distributions from such entities are subject to the discretion of their respective management committees. Further, each of Stingray, POPCO and Viosca Knoll is party to a credit agreement under which it has outstanding obligations that may restrict the payments of distributions to its owners. Distributions to the Partnership from Equity Investees during the nine months ended September 30, 1998 totaled $20.9 million.

The Partnership Credit Facility is a revolving credit facility providing for up to $350 million of available credit subject to customary terms and conditions, including certain debt incurrence limitations. Proceeds from the Partnership Credit Facility are available to the Partnership for general partnership purposes, including financing of capital expenditures, for working capital, and subject to certain limitations, for paying distributions to the Unitholders. The Partnership Credit Facility can also be utilized to issue letters of credit as may be required from time to time; however, no letters of credit are currently outstanding. The Partnership Credit Facility matures in December 1999; is guaranteed by Leviathan and each of the Partnership's subsidiaries; and is secured by the management agreement with Leviathan as amended or supplemented from time to time, substantially all of the assets of the Partnership and Leviathan's 1% general partner interest in the Partnership and approximate 1% interest in certain subsidiaries of the Partnership. In April 1998, the Partnership Credit Facility was amended to allow for the Merger, the consummation of the Redemption Agreement and certain other transactions. In August 1998, the Partnership Credit Facility was amended to, among other things, increase the credit facility by $50 million to $350 million of available credit. As of September 30, 1998, the Partnership had $291.0 million outstanding under its credit facility bearing interest at an average floating rate of 7.1% per annum. Currently, approximately $30.0 million of additional funds are available under the Partnership Credit Facility.

In March 1998, Stingray amended an existing term loan agreement to provide for additional borrowings of $11.1 million and to extend the maturity date of the loan from December 31, 2000 to March 31, 2003. The amended agreement requires Stingray to make 18 quarterly principal payments of $1.6 million commencing on December 31, 1998. The term loan agreement is principally secured by current and future gas transportation contracts between Stingray and its customers. As of September 30, 1998, Stingray had $28.5 million outstanding under its term loan agreement bearing interest at an average floating rate of 6.5625% per annum.

POPCO has a revolving credit facility, as amended, (the "POPCO Credit Facility") with a group of commercial banks to provide up to $150 million for the construction and expansion of Poseidon and for other working capital needs of POPCO. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The POPCO Credit Facility is secured by a substantial portion of POPCO's assets and matures on April 30, 2001. As of September 30, 1998, POPCO had $128.0 million outstanding under its credit facility bearing interest at an average floating rate of 6.7% per annum. Currently, approximately $20.5 million of additional funds are available under the POPCO Credit Facility.

Viosca Knoll has a revolving credit facility, as amended, (the "Viosca Knoll Credit Facility") with a syndicate of commercial banks to provide up to $100 million for the addition of compression to the Viosca Knoll system and for other working capital needs of Viosca Knoll, including funds for a one-time distribution of $25 million to its partners. Viosca Knoll's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The Viosca Knoll Credit Facility is secured by a substantial portion of Viosca Knoll's assets and matures on December 20, 2001. As of September 30, 1998, Viosca Knoll had $66.2 million outstanding under its credit facility bearing interest at an average floating rate of 6.4% per annum. Currently, approximately $33.3 million of additional funds are available under the Viosca Knoll Credit Facility.

Uses of Cash. The Partnership's capital requirements consist primarily of (i) quarterly distributions to holders of Preference Units and Common Units and to Leviathan as general partner, including Incentive Distributions, as applicable,
(ii) expenditures for the maintenance of its pipelines and related infrastructure and the acquisition and construction of additional pipelines and related facilities for the gathering, transportation and processing of oil and gas in the Gulf, (iii) expenditures related to its producing oil and gas properties, (iv) expenditures relating to the acquisition and development of the Sunday Silence field discussed in "Item 1. Consolidated Financial
Statements -- Notes to Consolidated Financial Statements -- Note 5 -- Related

Party Transactions -- Property Acquisition," (v) expenditures related to the abandonment of the Ewing Bank flowlines of $2.9 million, (vi) management fees and other operating expenses, (vii) contributions to Equity Investees as required to fund capital expenditures for new facilities, (viii) debt service on its outstanding indebtedness and (ix) the payment of the accelerated appreciation of Unit Rights discussed in "Item 1. Consolidated Financial Statements -- Notes to Consolidated Financial Statements -- Note 5 -- Related Party Transactions -- Other."

On October 20, 1998, the Partnership declared a cash distribution of $0.275 per Preference Unit and $0.525 per Common Unit for the period from July 1, 1998 through September 30, 1998 which will be paid on November 13, 1998 to all holders of record of Common Units and Preference Units as of October 30, 1998. See "Item 1. Consolidated Financial Statements -- Notes to Consolidated Financial Statements -- Note 4 -- Partners' Capital -- Cash Distributions" and "-- Conversion of Preference Units into Common Units."

For the nine months ended September 30, 1998, the Partnership paid Leviathan Incentive Distributions totaling $8.3 million and will pay Leviathan an Incentive Distribution of $2.8 million in November 1998. The Partnership believes that it will be able to continue to pay at least the current quarterly cash distributions of $0.275 per Preference Unit and $0.525 per Common Unit for the foreseeable future. At these distribution rates, the quarterly Partnership distributions total $15.6 million in respect to the Preference Units, Common Units and the general partner interests ($62.5 million on an annual basis, including $25.6 million to Leviathan).

In April 1998, the Partnership completed the construction and installation of a new platform and processing facilities at East Cameron Block 373. This platform, which cost approximately $30.2 million, is strategically located to exploit reserves in the East Cameron and Garden Banks area of the Gulf and is the terminus for an extension of the Stingray system. The Partnership funded the cost of the platform and facilities with borrowings under the Partnership Credit Facility.

The Partnership anticipates that its capital expenditures and equity investments for the remaining portion of 1998 and 1999 will relate to continuing acquisition and construction activities. The Partnership anticipates funding such cash requirements primarily with available cash flow, borrowings under the Partnership Credit Facility and, depending on the capital requirements and related market conditions, issuing additional debt and/or equity.

Any substantial capital expenditures by Stingray, POPCO and Viosca Knoll are anticipated to be funded by borrowings under their respective credit facilities. The Partnership's cash capital expenditures and equity investments for the nine months ended September 30, 1998 were $20.8 million. The Partnership may in the future contribute existing assets (including cash) to new joint ventures as partial consideration for its ownership interest therein.

Interest costs incurred by the Partnership related to the Partnership Credit Facility totaled $14.3 million for the nine months ended September 30, 1998. The Partnership capitalized $0.6 million of such interest costs in connection with construction projects in progress during the period.

YEAR 2000

The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the year. The Partnership has established a project team to coordinate the five phases of its Year 2000 project to ensure that the Partnership's key automated systems and related processes will remain functional through Year 2000. The phases include: (i) awareness, (ii) assessment, (iii) remediation, (iv) testing, and (v) implementation of the necessary modifications. The key automated systems of the Partnership consist of
(a) hardware and equipment, (b) embedded chip systems in equipment and (c) third party-developed software. The Partnership has hired outside consultants and is involved in several industry trade-groups to supplement the Partnership's project team.

The awareness phase recognizes the importance of Year 2000 issues and its impact on the Partnership. Through the project team, the Partnership has established an awareness program which includes participation of management in each business area. Even though the awareness phase is substantially completed, the Partnership will continually update awareness efforts throughout the Year 2000 project.

The assessment phase consists of conducting an inventory of its key automated systems and related processes, analyzing and assigning levels of criticality to those systems and processes, identifying and prioritizing resource requirements, developing validation strategies and testing plans and evaluating business partner relationships. The Partnership estimates that it is more than half way complete with the portion of the assessment phase to determine the nature and impact of the Year 2000 date change for hardware and equipment, embedded chip systems, and third-party developed software. The assessment phase of the project involves, among other things, efforts to obtain representations and assurances from third parties, including Equity Investees, partners and third party customers and vendors, that their hardware and equipment products, embedded chip systems and software products being used by or impacting the Partnership are or will be modified to be Year 2000 compliant. To date, the responses from such third parties are inconclusive. Although the Partnership intends to interact only with those third parties that have Year 2000 compliant computer systems, it is impossible for the Partnership to monitor all such systems. As a result, the Partnership cannot predict the potential consequences if its Equity Investees, partners, customers or vendors are not Year 2000 compliant. The Partnership is currently evaluating the exposure associated with such business partner relationships.

The Partnership expects that the remediation phase, which involves converting, modifying, replacing or eliminating selected key automated systems, will be substantially completed by mid-1999. The testing phase represents the validation process for key automated systems. The Partnership is utilizing test tools and written procedures to document and validate, as necessary, its unit, system, integration and acceptance testing. The testing phase is also anticipated to be substantially completed by mid-1999. While the Partnership has substantially begun work on both the remediation and testing phases, the Partnership estimates that approximately three-quarters of the work for these phases remain.

The implementation phase represents placing the converted or replaced key automated systems into operations. In some cases, the implementation phase will consist of developing and executing contingency plans needed to support business functions and processes that may be interrupted by Year 2000 failures which are outside the Partnership's control. Contingency plans will be developed to prepare for failures of the Partnership's key automated systems not reasonably foreseen. The implementation phase is expected to be substantially completed by mid-1999. The Partnership is in the early stages of this phase.

While the total cost of the Partnership's Year 2000 project is still being evaluated, the Partnership estimates that the costs incurred in 1998, 1999 and 2000 associated with assessing, remediating and testing hardware and equipment, embedded chip systems, and third-party developed software is anticipated not to exceed $1.0 million, all of which will be expensed.

The Partnership's present intention is that in the event the Partnership completes an acquisition of, or makes a material investment in, substantial facilities or another business entity, the Partnership will incorporate such facilities or entity into its Year 2000 program. Accordingly, the Partnership may incur substantial costs as a result of such acquisition or investment. This cost will be in addition to the costs of the Year 2000 assessment, if any, made by the Partnership with respect to such facilities or entity prior to the acquisition or investment.

The Partnership's goal is to ensure that all of its critical systems and processes that are under its direct control remain functional. However, certain systems and processes may be interrelated with systems outside the control of the Partnership for which there can be no assurance that all implementations will be successful. The Partnership's present analysis of its most reasonably likely worst case scenario for Year 2000 disruptions includes Year 2000 failures in the telecommunications and electricity industries, as well as interruptions from suppliers that might cause disruptions in the Partnership's operations, thus causing temporary financial losses and an inability to meet its obligations to customers. Accordingly, the Partnership's contingency plan may also consider any significant failures related to the most reasonably likely worst case scenario, as they may occur. The plan is expected to assess the risk of a significant failure to critical processes performed by the Partnership. This assessment is expected to also factor in the severity and duration of the impact of a significant failure. From this analysis, the Year 2000 contingency plan should be developed to mitigate the risk identified by the assessment of the most reasonably likely worst case scenario.

Management does not expect the costs of the Partnership's Year 2000 project will have a material adverse effect on the Partnership's financial position, results of operations or cash flows. Based on information available at this time, however, the Partnership cannot conclude that any failure of the Partnership, or third-party partners and other entities to achieve Year 2000 compliance will not adversely effect the Partnership. Specific factors which may affect the success of the Partnership's Year 2000 efforts and the occurrence of Year 2000 disruption or expense include failure of the Partnership or its outside consultants to properly identify deficient systems, the failure of the selected remedial action to adequately address the deficiencies, failure of the Partnership's outside consultants to complete the remediation in a timely manner (due to shortages of qualified labor or other factors), unforeseen expenses related to the remediation of existing systems or the transition to replacement systems, and the failure of third parties, including Equity Investees to become compliant or to adequately notify the Partnership of potential noncompliance.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

This quarterly report contains certain forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "project," "should," "may," "management believes," and words or phrases of similar import. Although management believes that such statements and expressions are reasonable and made in good faith, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial condition are: (i) competitive practices in the industry in which the Partnership competes, (ii) the impact of current and future laws and government regulations affecting the industry in general and the Partnership's operations in particular, (iii) environmental liabilities to which the Partnership may become subject in the future that are not covered by an indemnity or insurance, (iv) the throughput levels achieved by the Gas Pipelines, Poseidon and any future pipelines in which the Partnership owns an interest, (v) the ability to access additional reserves to offset the natural decline in production from existing wells connected to the Gas Pipelines and Poseidon, (vi) changes in gathering, transportation, processing, handling and other rates due to changes in governmental regulation and/or competitive factors, (vii) the impact of oil and natural gas price fluctuations, (viii) the production rates and reserve estimates associated with the Partnership's producing oil and gas properties, (ix) significant changes from expectations of capital expenditures and operating expenses and unanticipated project delays,
(x) the ability of the Equity Investees to make distributions to the Partnership and (xi) the effect of the Year 2000 date change. The Partnership disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

           3.1           Certificate of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the Partnership's Registration Statement
                         on Form S-1, File No. 33-55642, and incorporated herein by reference).
           3.2           Amended and Restated Agreement of Limited Partnership of the
                         Partnership (filed as Exhibit 10.41 to Amendment No. 1 to
                         DeepTech's Registration Statement on Form S-1, File No.
                         33-73538, and incorporated herein by reference).
           3.3           Amendment Number 1 to the Amended and Restated Agreement of
                         Limited Partnership of the Partnership (filed as Exhibit
                         10.1 to the Partnership's Current Report on Form 8-K dated
                         December 31, 1996, and incorporated herein by reference).
         *10.1           Leviathan Gas Pipeline Partners, L.P. 1998 Omnibus
                         Compensation Plan Effective as of August 14, 1998.
         *10.2           Leviathan 1998 Unit Option Plan for Non-Employee Directors
                         Effective as of August 14, 1998.
         *10.3           Amendment No. 3, dated as of August 12, 1998, to the Second
                         Amended and Restated Credit Agreement, dated as of March 23,
                         1995, as amended and restated through December 13, 1996,
                         among Leviathan Gas Pipeline Partners, L.P., a Delaware
                         limited partnership, the banks and other financial
                         institutions (the "Lenders"), The Chase Manhattan Bank, a
                         New York banking corporation, as administrative agent for
                         the Lenders and ING (U.S.) Capital Corporation, a Delaware
                         corporation, as co-arranger for the Lenders.
         *27.            Financial Data Schedule.

---------------

* Filed herewith.

     (b) Reports on Form 8-K

        The Partnership filed a Current Report on Form 8-K with the Securities and Exchange Commission on September 16, 1998 reporting the Change in Control of the general partner of the Partnership.

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

                                            LEVIATHAN GAS PIPELINE
                                            PARTNERS, L.P.
                                            (Registrant)

                                            By: LEVIATHAN GAS PIPELINE
                                              COMPANY, its General Partner

Date: November 12, 1998
                                            By:     /s/ D. MARK LELAND
                                              ----------------------------------
                                                        D. Mark Leland
                                                Vice President and Controller
                                                (Principal Accounting Officer)

                                            By:     /s/ KEITH B. FORMAN
                                              ----------------------------------
                                                       Keith B. Forman
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Certificate of Limited Partnership of the Partnership
                            (filed as Exhibit 3.1 to the Partnership's Registration
                            Statement on Form S-1, File No. 33-55642, and
                            incorporated herein by reference).
           3.2           -- Amended and Restated Agreement of Limited Partnership of
                            the Partnership (filed as Exhibit 10.41 to Amendment No.
                            1 to DeepTech's Registration Statement on Form S-1, File
                            No. 33-73538, and incorporated herein by reference).
           3.3           -- Amendment Number 1 to the Amended and Restated Agreement
                            of Limited Partnership of the Partnership (filed as
                            Exhibit 10.1 to the Partnership's Current Report on Form
                            8-K dated December 31, 1996, and incorporated herein by
                            reference).
         *10.1           -- Leviathan Gas Pipeline Partners, L.P. 1998 Omnibus
                            Compensation Plan Effective as of August 14, 1998.
         *10.2           -- Leviathan 1998 Unit Option Plan for Non-Employee
                            Directors Effective as of August 14, 1998.
         *10.3           -- Amendment No. 3, dated as of August 12, 1998, to the
                            Second Amended and Restated Credit Agreement, dated as of
                            March 23, 1995, as amended and restated through December
                            13, 1996, among Leviathan Gas Pipeline Partners, L.P., a
                            Delaware limited partnership, the banks and other
                            financial institutions (the "Lenders"), The Chase
                            Manhattan Bank, a New York banking corporation, as
                            administrative agent for the Lenders and ING (U.S.)
                            Capital Corporation, a Delaware corporation, as
                            co-arranger for the Lenders.
         *27.            -- Financial Data Schedule.

---------------
* Indicates documents filed as part of this report.