Form 10-K405
period 1998-12-31
LEVIATHAN GAS PIPELINE PARTNERS L P
filed 1999-03-30
CIK 895040

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

    [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                          OR
     [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________ to__________
                             COMMISSION FILE NO. 1-11680

                     LEVIATHAN GAS PIPELINE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                76-0396023
    (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

        EL PASO ENERGY BUILDING                            77002
         1001 LOUISIANA STREET                           (Zip Code)
             HOUSTON, TEXAS
(Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 420-2131

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE ON WHICH
              TITLE OF EACH CLASS                           REGISTERED
              -------------------                 ------------------------------
 Preference Units representing limited partner       New York Stock Exchange
                   interests
   Common Units representing limited partner         New York Stock Exchange
                   interests

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

     THE REGISTRANT HAD 23,349,988 COMMON UNITS AND 1,016,906 PREFERENCE UNITS OUTSTANDING AS OF MARCH 5, 1999. THE AGGREGATE MARKET VALUE ON SUCH DATE OF THE REGISTRANT'S COMMON UNITS AND PREFERENCE UNITS HELD BY NON-AFFILIATES WAS APPROXIMATELY $374.7 MILLION.

     DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     LEVIATHAN GAS PIPELINE PARTNERS, L.P.

              ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1998

                                     INDEX

PART I
  Items 1 and 2.  Business and Properties.....................................     1
  Item 3.         Legal Proceedings...........................................    23
  Item 4.         Submission of Matters to a Vote of Security Holders.........    23
PART II
  Item 5.         Market for Registrant's Units and Related Unitholder
                    Matters...................................................    24
  Item 6.         Selected Financial Data.....................................    26
  Item 7.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................    26
  Item 7A.        Quantitative and Qualitative Disclosures About Market
                    Risk......................................................    33
  Item 8.         Financial Statements and Supplementary Data.................    34
  Item 9.         Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure..................................    34
PART III
  Item 10.        Directors and Executive Officers of the Registrant..........    35
  Item 11.        Executive Compensation......................................    39
  Item 12.        Security Ownership of Certain Beneficial Owners and
                    Management................................................    42
  Item 13.        Certain Relationships and Related Transactions..............    43
PART IV
  Item 14.        Exhibits, Financial Statement Schedules and Reports on Form
                    8-K.......................................................    44

     The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in the Annual Report on Form 10-K ("Annual Report"). Unless the context otherwise requires, references in this Annual Report to "Leviathan" shall mean Leviathan Gas Pipeline Partners, L.P., a publicly held Delaware limited partnership; references to the "General Partner" shall mean Leviathan Gas Pipeline Company, a Delaware corporation and the general partner of Leviathan; and references to Leviathan with respect to the operations and ownership of Leviathan's assets are also references to its subsidiaries and the nonmanaging interest of the General Partner in certain subsidiaries of Leviathan. For a description of certain terms used in this Annual Report relating to the oil and natural gas industry, see Items 1 and 2. "Business and Properties -- Certain Definitions."

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

OVERVIEW

     Leviathan is primarily engaged in the gathering, transportation and production of natural gas and crude oil in the Gulf of Mexico (the "Gulf"). Through its subsidiaries and joint ventures, Leviathan owns interests in certain significant assets, including (i) eight natural gas pipelines (the "Gas Pipelines"), (ii) a crude oil pipeline system ("Poseidon" and collectively with the Gas Pipelines, the "Pipelines"), (iii) six strategically located multi-purpose platforms, (iv) a dehydration facility, (v) four producing oil and natural gas properties and (vi) an undeveloped oil and natural gas property. See "Notes to Consolidated Financial Statements -- Note 2 -- Significant Accounting Policies," "-- Note 4 -- Oil and Natural Gas Properties," "-- Note 12 -- Major Customers" and "-- Note 13 -- Business Segment Information" located elsewhere in the Annual Report. The General Partner performs all management and operational functions for Leviathan and its subsidiaries. The General Partner became an indirect wholly-owned subsidiary of El Paso Energy Corporation ("El Paso") pursuant to El Paso's merger with DeepTech International Inc. ("DeepTech"), the indirect parent of the General Partner, in August 1998. See "-- Recent Developments -- Merger."

     Leviathan commenced operations in February 1993 in connection with the initial public offering of preference units representing limited partner interests in Leviathan ("Preference Units"). In June 1994, Leviathan completed a second public offering of Preference Units. In August 1998, approximately 94% of the Preference Units then outstanding were converted to common units representing limited partner interests in Leviathan ("Common Units", and collectively with the Preference Units, the "Units"). See Item 5. "Market for Registrant's Units and Related Unitholder Matters."

     As of March 5, 1999, Leviathan had 23,349,988 Common Units and 1,016,906 Preference Units outstanding. The public owns Units representing a 72.7% effective limited partnership interest in Leviathan. The General Partner owns a 27.3% effective interest in Leviathan, comprised of a 25.3% limited partner interest in the form of 6,291,894 Common Units, a 1% general partner interest in Leviathan and an approximate 1% nonmanaging interest in certain of Leviathan's subsidiaries. The Common Units and the Preference Units are listed on the New York Stock Exchange ("NYSE") under the symbols "LEV" and "LEV.P," respectively. The closing price of the Units on the NYSE on March 5, 1999 was $20.875 per Common Unit and $19.00 per Preference Unit.

RECENT DEVELOPMENTS

Merger

     Effective August 14, 1998, El Paso completed the acquisition of DeepTech by merging a wholly-owned subsidiary of El Paso with and into DeepTech (the "Merger") pursuant to the Agreement and Plan of Merger dated as of February 27, 1998 (as amended, the "Merger Agreement"). The material terms of the Merger and the transactions contemplated by the Merger Agreement and other agreements as these agreements relate to Leviathan are as follows:

     (a) Prior to the Merger, Leviathan Holdings Company, which owns 100% of the General Partner, was owned 85% by DeepTech resulting in DeepTech owning an overall 23.2% effective interest in Leviathan. El Paso acquired the minority interests of Leviathan Holdings Company and two other subsidiaries of DeepTech primarily held by former DeepTech management for an aggregate of $55 million. As a result, El Paso owns 100% of the General Partner's interest in Leviathan and an overall 27.3% effective interest in Leviathan.

     (b) In June 1998, Tatham Offshore, Inc. ("Tatham Offshore"), an affiliate of Leviathan through August 14, 1998, canceled its reversionary interests in certain oil and natural gas properties owned by Leviathan.

     (c) On August 14, 1998, Tatham Offshore transferred its remaining assets located in the Gulf to Leviathan in exchange for the 7,500 shares of Series B 9% Senior Convertible Preferred Stock (the "Senior Preferred Stock") issued by Tatham Offshore and owned by Leviathan (the "Redemption Agreement"). Under the terms of the Redemption Agreement, Leviathan acquired all of Tatham Offshore's right, title and interest in and to Viosca Knoll Block 817 (subject to an existing production payment obligation), West Delta Block 35, the platform located at Ship Shoal Block 331 and other lease blocks not material to Leviathan's current operations. The net cash expenditure of Leviathan under the Redemption Agreement totaled $0.8 million representing (i) $2.8 million of abandonment costs relating to wells located at Ewing Bank Blocks 914 and 915 offset by (ii) $2.0 million of net cash generated from the producing properties from January 1, 1998 through August 14, 1998. In addition, Leviathan assumed all remaining abandonment and restoration obligations associated with the platform and leases.

Construction of Multi-Purpose Platform

     In 1998, Leviathan placed in service a newly constructed 100%-owned multi-purpose platform with processing facilities located in East Cameron Block 373 at a cost of $30.2 million. The four pile production platform is strategically located to exploit deeper water reserves in the East Cameron and Garden Banks areas of the Gulf and is the terminus for an extension of the Stingray system. Kerr-McGee Corporation has certain rights to utilize the platform pursuant to a processing and use of space agreement and has committed its production from multiple blocks in the East Cameron and Garden Banks areas to be transported through the Stingray system. See "-- Natural Gas and Oil Pipelines -- Stingray."

Sunday Silence Property

     In October, 1998, Leviathan purchased a 100% working interest in Ewing Bank Blocks 958, 959, 1002 and 1003 (the "Sunday Silence Property") from a wholly-owned indirect subsidiary of El Paso for $12.2 million. The Sunday Silence Property, discovered in July 1994, is contained within four lease blocks in the Ewing Bank area of the Gulf in approximately 1,500 feet of water and has received a royalty abatement from the Minerals Management Service of the U.S. Department of the Interior ("MMS") for the first 52.5 million barrels of oil equivalent to be produced from the field. In December 1998, Leviathan completed the drilling of the Ewing Bank Block 958 #2 well, a delineation well successfully drilled to a total measured depth of 14,396 feet. This well, the third successful well to be drilled in the field, encountered approximately 80 feet of net pay in two hydrocarbon-bearing sands, including approximately 65 net feet of high-porosity, high resistivity pay in the main field sand. To date, the Sunday Silence Property has no production. Leviathan is currently evaluating available alternatives to develop the Sunday Silence Property which includes, among other things, the construction of a production platform and gathering facilities under a farmout, trade and/or financing arrangements with an industry partner or financial institution. There can be no assurance, however, that Leviathan will be able to obtain a partner or financing on terms that are acceptable to Leviathan.

Joint Venture Restructuring and New Pipeline Construction

     In December 1998, the partners of High Island Offshore System, a Delaware partnership between Leviathan (40%), subsidiaries of ANR Pipeline Company ("ANR") (40%) and a subsidiary of Natural Gas Pipeline Company ("NGPL") (20%), restructured the joint venture arrangement by (i) creating a holding company, Western Gulf Holdings, L.L.C. ("Western Gulf"), (ii) converting High Island Offshore System, which owns a jurisdictional natural gas pipeline located in the Gulf, into a limited liability company, High Island Offshore System, L.L.C. ("HIOS") and (iii) forming a new limited liability company, East Breaks Gathering Company, L.L.C. ("East Breaks") to construct and operate a non-jurisdictional natural gas pipeline system. Western Gulf, owned 40% by Leviathan, 40% by ANR and 20% by NGPL, owns 100% of each of HIOS and East Breaks.

     In February 1999, Western Gulf entered into a $100 million revolving credit facility (the "Western Gulf Credit Facility") with a syndicate of commercial banks to provide funds for the construction of the East Breaks system and for other working capital needs of Western Gulf. The ability of Western Gulf to borrow money under its credit facility is subject to certain customary terms and conditions, including borrowing base limitations. The credit facility is collateralized by substantially all of the material contracts and agreements of East Breaks and Western Gulf including Western Gulf's ownership in HIOS and East Breaks, and matures in February 2004. As of March 10, 1999, Western Gulf had $44.1 million outstanding under its credit facility bearing interest at an average floating rate of 6.4% per annum and $55.9 million of additional funds were available under the facility.

     The East Breaks system will initially consist of 85 miles of an 18 to 20-inch pipeline and related facilities connecting the Diana/Hoover prospects developed by Exxon Company USA ("Exxon") and BP Amoco Plc ("BP Amoco") in Alaminos Canyon Block 25 in the Gulf, with the HIOS system. See "-- Natural Gas and Oil Pipelines -- High Island Offshore." The majority of the construction of the East Breaks system will occur in 1999 and the system is anticipated to be in service in late 2000 at an estimated cost of approximately $90 million. East Breaks entered into long-term agreements with Exxon and BP Amoco involving the commitment, gathering and processing of production from the Diana/Hoover prospects. All of the natural gas to be produced from 11 blocks in the East Breaks and Alaminos Canyon areas will be dedicated for transportation services on the HIOS system.

Acquisition of Additional Interest in Viosca Knoll Gathering Company, the Issuance of Common Units to the General Partner and the Amendment to the Partnership Agreement

     Currently, Viosca Knoll Gathering Company ("Viosca Knoll") is effectively owned 50% by Leviathan and 50% by El Paso. See "-- Natural Gas and Oil
Pipelines -- Viosca Knoll." In January 1999, Leviathan announced its intent to acquire all of El Paso's interest in Viosca Knoll, other than a 1% interest in profits and capital of Viosca Knoll, for approximately $85.26 million (subject to adjustment), comprised of 25% cash (up to a maximum of $21.315 million) and 75% Common Units (up to a maximum of 3,205,263 Common Units), the number of which will depend on the average closing price of Common Units during the applicable trading reference period. At the closing, (i) El Paso will contribute to Viosca Knoll an amount of money equal to 50% of the amount then outstanding under Viosca Knoll's credit facility (currently a total of $66.7 million is outstanding), (ii) Leviathan will deliver to El Paso the cash and Common Units discussed above and (iii) as required by the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), the General Partner will contribute approximately $650,000 to Leviathan in order to maintain its 1% capital account balance. Then, during the six month period commencing on the day after the first anniversary of that closing date, Leviathan would have the option to acquire the remaining 1% in profits and capital in Viosca Knoll for a cash payment equal to the sum of $1.74 million plus the amount of additional distributions which would have been paid, accrued or been in arrears had Leviathan acquired the remaining 1% of Viosca Knoll at the initial closing by issuing additional Common Units in lieu of a cash payment of $1.74 million.

     The number of units actually issued by Leviathan will vary depending on the market price of Common Units during the applicable trading reference period. Such number will be determined by dividing $63.945 million (subject to adjustment) by the average closing sales price for a Common Unit on the NYSE for the ten day trading period ending two days prior to the closing date (the "Market Price"); provided that, for purposes of such calculation, the Market Price will not be less than $19.95 per Common Unit or more than $24.15 per Common Unit. Accordingly, Leviathan will neither issue less than 2,647,826 nor more than 3,205,263 Common Units, subject to adjustments contemplated by the definitive agreements. Based on the closing sales price of the Common Units on March 5, 1999 of $20.875 per unit, Leviathan would issue 3,063,234 Common Units to El Paso, which issuance would constitute approximately 10.9% of the Units (Common and Preference) outstanding immediately after such issuance and would result in El Paso owning, indirectly through its subsidiaries, a combined 35.4% effective interest in Leviathan, consisting of a 1% general partnership interest, a 33.4% limited partnership interest comprised of 9,355,128 Common Units and an approximate 1% nonmanaging interest in certain subsidiaries of Leviathan.

     Although certain federal and state securities laws would otherwise limit El Paso's ability to dispose of any Common Units held by it, El Paso would have the right on three occasions to require Leviathan to file a registration statement covering such Common Units and to participate in offerings made pursuant to certain other registration statements filed by Leviathan during a ten year period. Such registrations would be at Leviathan's expense and, generally, would allow El Paso to dispose of all or any of its Common Units. If the acquisition is consummated, there can be no assurance regarding how long El Paso may hold any of its Common Units or whether El Paso's disposition of a significant number of Common Units in a short period of time would not depress the market price of the Common Units.

     Upon consummation of the acquisition, Leviathan would be the beneficial owner of 99% of Viosca Knoll and have the option to acquire the remaining 1% interest. Leviathan and El Paso entered into a Contribution Agreement dated January 22, 1999, which is effective as of January 1, 1999. Consummation of the acquisition is subject to the satisfaction of certain closing conditions, including, among other things, obtaining certain third party consents. The consent of the lenders under both Leviathan's and Viosca Knoll's credit facilities must be obtained prior to consummating this transaction. There can be no assurance that all such required consents will be obtained. Management believes that the acquisition of the Viosca Knoll interest does not require any federal, state or other regulatory approval.

     On January 19, 1999, the Board of Directors of the General Partner (the "Board") unanimously approved and ratified and recommended that the Unitholders approve and ratify the acquisition of the additional Viosca Knoll interest. Based upon, among other things, a multi-faceted review and analysis of the acquisition, as well as the recommendation for approval and ratification from the Special Committee of independent directors and the fairness opinion of an independent financial advisor, the Board believes that the acquisition is fair to and in the best interests of Leviathan and its Unitholders. On March 5, 1999, the Unitholders of record as of January 28, 1999, held a meeting and ratified and approved (i) the transactions relating to Leviathan's acquisition of El Paso's interest in Viosca Knoll and (ii) an amendment of the Partnership Agreement to decrease the vote required for approval of certain actions, including the removal of the general partner without cause, from 66 2/3% to 55%.

     If the remaining conditions to closing are satisfied, including obtaining certain third party consents, management believes that the closing of the acquisition of the Viosca Knoll interest will occur during the second quarter of 1999.

NATURAL GAS AND OIL PIPELINES

     General. Leviathan conducts a significant portion of its business activities through joint ventures (the "Equity Investees"), organized as general partnerships or limited liability companies, with other major oil and natural gas companies. The Equity Investees include Viosca Knoll, Stingray Pipeline Company ("Stingray") and U-T Offshore System ("UTOS"), all of which are partnerships, and HIOS, Poseidon Oil Pipeline Company, L.L.C. ("POPCO"), Manta Ray Offshore Gathering Company, L.L.C. ("Manta Ray Offshore"), Nautilus Pipeline Company, L.L.C. ("Nautilus") and West Cameron Dehydration Company, L.L.C. ("West Cameron Dehy"), all of which are limited liability companies. Management decisions related to the Equity Investees are made by management committees comprised of representatives of each partner or member, as applicable, with authority appointed in direct relationship to ownership interests.

     Through its 100%-owned operating subsidiaries and the Equity Investees, Leviathan owns interests in the Gas Pipelines, which are strategically located offshore Louisiana and eastern Texas to gather and transport natural gas for producers, marketers, pipelines and end-users for a fee. The Gas Pipelines include over 1,200 miles of pipeline with a throughput capacity of approximately
6.8 Bcf of natural gas per day. During the years ended December 31, 1998, 1997 and 1996, the Gas Pipelines transported an average of approximately 3.2 Bcf, 2.7 Bcf and 2.7 Bcf, respectively, of natural gas per day. Each of the Gas Pipelines interconnects with one or more long line transmission pipelines that provide access to multiple markets in the eastern half of the United States.

     None of the Gas Pipelines functions as a merchant to purchase and resell natural gas, thus avoiding the commodity risk associated with the purchase and resale of natural gas. Each of Nautilus, Stingray, HIOS and UTOS (together, the "Regulated Pipelines") is currently classified as a "natural gas company" under the Natural Gas Act of 1938, as amended (the "NGA"), and is therefore subject to regulation by the Federal Energy Regulatory Commission ("FERC"), including regulation of rates. None of Manta Ray Offshore, Viosca Knoll, Green Canyon Pipe Line Company, L.L.C. ("Green Canyon"), Tarpon Transmission Company ("Tarpon") or Ewing Bank Gathering Company, L.L.C. ("Ewing Bank") is currently considered a "natural gas company" under the NGA. See "-- Regulation."

     Poseidon is a major new sour crude oil pipeline system that was built in response to an increased demand for additional sour crude oil pipeline capacity in the central Gulf. During 1998, 1997 and 1996, Poseidon transported an average of approximately 130,000 barrels, 60,500 barrels and 30,000 barrels, respectively, of oil per day.

     The following table sets forth certain information with respect to the Pipelines. The throughput information represents the average throughput net to Leviathan's interest.

                                      GREEN              MANTA RAY    VIOSCA
                                      CANYON   TARPON   OFFSHORE(1)   KNOLL    STINGRAY   HIOS   UTOS    NAUTILUS   POSEIDON
                                      ------   ------   -----------   ------   --------   ----   -----   --------   --------
Effective ownership interest........   100%     100%       25.67%       50%       50%     40%    33.3%    25.67%       36%
Unregulated (U)/regulated (R)(2)....      U        U            U         U         R       R       R          R         U
In-service date.....................   1990     1978      1987/88      1994      1975     1977   1978       1997      1996
Approximate capacity (MMcf per
  day)..............................    220       80          755     1,000(3)  1,120     1,800  1,200       600        --
Approximate capacity (MBbl per
  day)..............................     --       --           --        --        --      --      --         --       400
Aggregate miles of pipeline.........     68       40          225       125       417     204      30        101       314
Average net throughput (MMcf/MBbl
  per day) for the year ended:
  December 31, 1998.................    126       63           72       285       329     337     159         39        35
  December 31, 1997.................    148       50          195(4)    194       353     352     105         --(6)     22(7)
  December 31, 1996.................    142       33          217(5)    144       373     372     103         --(6)     11(7)

---------------

(1) In 1997, Leviathan contributed substantially all of the Manta Ray Gathering System (approximately 160 miles of pipeline) to Manta Ray Offshore decreasing Leviathan's ownership in this system from 100% to an effective 25.67%. Leviathan continues to own and develop 19 miles of oil pipeline which was formerly a part of the Manta Ray Gathering System.

(2) Regulated Pipelines are subject to extensive rate regulation by the FERC under the NGA. See "-- Regulation."

(3) The original maximum design capacity of the Viosca Knoll system was 400 MMcf of natural gas per day. In 1996, Viosca Knoll installed a 7,000 horsepower compressor on Leviathan's Viosca Knoll Block 817 platform to allow the Viosca Knoll system to increase its throughput capacity to approximately 700 MMcf of natural gas per day. In 1997, Viosca Knoll added approximately 25 miles of parallel 20-inch pipelines, increasing its throughput capacity to approximately 1,000 MMcf of natural gas per day.

(4) Represents throughput specifically allocated to Leviathan by Manta Ray Offshore during the initial year of operations.

(5) Represents 100% ownership interest during this period.

(6) The Nautilus system was placed in service in late December 1997.

(7) Poseidon was placed in service in three phases, in April 1996, December 1996 and December 1997.

     Green Canyon. The Green Canyon system, 100% owned and operated by Leviathan, consists of approximately 68 miles of 10 to 20-inch diameter offshore pipeline which transports natural gas from the South Marsh Island, Eugene Island, Garden Banks and Green Canyon areas in the Gulf to the west leg of the

South Lateral owned by Transcontinental Gas Pipe Line Corporation ("Transco") for transportation to shore in eastern Louisiana.

     Tarpon. The Tarpon system, 100% owned and operated by Leviathan, is a non-regulated natural gas transmission facility consisting of approximately 40 miles of 16-inch diameter offshore pipeline that extends from the Ship Shoal Block 274, South Addition, to the Eugene Island Area, South Addition, in an area of the Gulf adjacent to the Green Canyon system.

     Manta Ray Offshore. The Manta Ray Offshore system, effectively owned 25.7% by Leviathan, 50% by Tejas Offshore Pipelines ("Tejas") and 24.3% by Marathon Oil Company ("Marathon"), consists of (i) three separate gathering lines, all located offshore Louisiana in the Gulf, which include a total of 76 miles of 12 to 24-inch diameter pipeline, each interconnecting offshore with the east leg of the Transco's Southeast Louisiana Lateral, which provides transportation for natural gas to shore in eastern Louisiana, (ii) approximately 51 miles of dual 14 and 16-inch diameter pipelines, with the 16-inch pipeline extending from Green Canyon Block 29 and the 14-inch pipeline extending from South Timbalier Block 301 northwesterly to a shallow water junction platform with processing facilities located at Ship Shoal Block 207 and (iii) approximately 47 miles of 24-inch pipeline extending from Green Canyon Block 65 to Ship Shoal Block 207. Affiliates of Marathon and Tejas have dedicated for gathering on the Manta Ray Offshore system certain deepwater acreage positions in the area. Tejas operates the Manta Ray Offshore system.

     Viosca Knoll. The Viosca Knoll system is a non-jurisdictional gathering system designed to serve the Main Pass, Mississippi Canyon and Viosca Knoll areas of the Gulf, southeast of New Orleans, offshore Louisiana. The Viosca Knoll system consists of 125 miles of predominantly 20-inch natural gas pipelines and a 7,000 horsepower compressor. The Viosca Knoll system provides its customers access to the facilities of a number of major interstate pipelines, including Tennessee Gas Pipeline Company, Columbia Gulf Transmission Company, Southern Natural Gas Company, Transco and Destin Pipeline Company ("Destin").

     The base system was constructed in 1994 and is comprised of (i) an approximately 94 mile, 20-inch diameter pipeline from a platform in Main Pass Block 252 owned by Shell to a pipeline owned by Tennessee Gas Pipeline Company at South Pass Block 55 and (ii) a six mile, 16-inch diameter pipeline from an interconnection with the 20-inch diameter pipeline at Leviathan's Viosca Knoll Block 817 platform to a pipeline owned by Southern Natural Gas Company at Main Pass Block 289. A 7,000 horsepower compressor was installed in 1996 on the Viosca Knoll Block 817 platform to allow the Viosca Knoll system to effect deliveries at the operating pressures on downstream interstate pipelines with which it is interconnected. The additional capacity created by such compression allowed Viosca Knoll to transport new natural gas volumes during 1997 from the Shell Oil Company ("Shell") operated Southeast Tahoe and Ram-Powell fields as well as other new deepwater projects in the area. Recently, Viosca Knoll added approximately 25 miles of parallel 20-inch pipelines to the system east of the Viosca Knoll Block 817 platform to improve deliverability from certain Main Pass producing areas and redeliveries into the Transco pipeline at Main Pass Block 261 and the Destin pipeline at Main Pass Block 260. Leviathan operates the Viosca Knoll system. See "-- Recent Developments -- Acquisition of Additional Interest in Viosca Knoll Gathering Company, the Issuance of Common Units to the General Partner and the Amendment to the Partnership Agreement."

     Stingray. The Stingray system, owned 50% by Leviathan and 50% by a subsidiary of NGPL, consists of (i) approximately 361 miles of 6 to 36-inch diameter pipeline that transports natural gas from the High Island, West Cameron, East Cameron and Vermilion lease areas in the Gulf to onshore transmission systems at Holly Beach, Cameron Parish, Louisiana, (ii) approximately 12 miles of 16-inch diameter pipeline and approximately 31 miles of 20-inch diameter pipeline, connecting the Garden Banks Block 191 lease operated by Chevron U.S.A. Production Company and Leviathan's 50%-owned Garden Banks Block 72 platform, respectively, to the system, and (iii) approximately 13 miles of 16-inch diameter pipeline connecting Leviathan's platform at East Cameron Block 373 to the Stingray system at East Cameron Block 338. NGPL operates the Stingray system.

     High Island Offshore. HIOS, effectively owned 40% by Leviathan, 40% by subsidiaries of ANR and 20% by a subsidiary of NGPL, consists of approximately 204 miles of pipeline comprised of three supply laterals, the West, Central and East Laterals, that connect to a 42-inch diameter mainline. HIOS transports natural gas received from fields located in the Galveston, Garden Banks, High Island, West Cameron and East Breaks areas of the Gulf to a junction platform owned by HIOS located in West Cameron Block 167. There, it interconnects with UTOS and a pipeline owned by ANR for further transportation to points onshore. ANR operates the HIOS system. See "-- Recent Developments -- Joint Venture Restructuring and New Pipeline Construction."

     U-T Offshore. The UTOS system, owned 33 1/3% by Leviathan, 33 1/3% by a subsidiary of ANR and 33 1/3% by a subsidiary of NGPL, consists of approximately 30 miles of 42-inch diameter pipeline extending from a point of interconnection with HIOS at West Cameron Block 167 to the Johnson Bayou processing facility. The UTOS system transports natural gas from the terminus of the HIOS system at West Cameron Block 167 to the Johnson Bayou facility, where it interconnects with several pipelines. The UTOS system is essentially an extension of the HIOS system, as almost all the natural gas transported through UTOS comes from HIOS. UTOS also owns the Johnson Bayou facility, which provides primarily natural gas and liquids separation and gas dehydration for natural gas transported on the HIOS and UTOS systems. ANR operates the UTOS system.

     Nautilus. The Nautilus system, effectively owned 25.7% by Leviathan, 50% by Tejas and 24.3% by Marathon, consists of 101 miles of 30-inch pipeline running downstream from Ship Shoal Block 207 and connecting to a natural gas processing plant onshore Louisiana operated by Exxon plus certain facilities downstream of the Exxon plant to effect deliveries into multiple interstate pipelines. Affiliates of Marathon and Tejas have dedicated for transportation on the Nautilus system certain deepwater acreage positions in the area. Marathon operates and maintains the Nautilus system and Tejas performs financial, accounting and administrative services for Nautilus.

     East Breaks. See "-- Recent Developments -- Joint Venture Restructuring and New Pipeline Construction."

     Poseidon. Poseidon, owned 36% by Leviathan, 36% by a subsidiary of Texaco, Inc. ("Texaco") and 28% by a subsidiary of Marathon, is a major new sour crude oil pipeline system that was built in response to an increased demand for additional sour crude oil pipeline capacity in the central Gulf. Poseidon consists of (i) approximately 117 miles of 16 to 20-inch diameter pipeline extending in an easterly direction from Leviathan's 50%-owned platform located at Garden Banks Block 72 to the Leviathan platform located at Ship Shoal Block 332, (ii) approximately 122 miles of 24-inch diameter pipeline extending in a northerly direction from the Ship Shoal Block 332 platform to Houma, Louisiana, and (iii) approximately 58 miles of 16-inch diameter pipeline extending northwesterly from Ewing Bank Block 873 to the Texaco-operated Eugene Island Pipeline System at Ship Shoal Block 141. In July 1998, POPCO completed a 17-mile extension of 16-inch pipeline from Garden Banks Block 260 to South Marsh Island Block 205. Texaco accepts oil from Poseidon at Larose and Houma, Louisiana and redelivers it to St. James, Louisiana, a significant market hub for batching, processing and transportation of oil. Currently, Texaco is the operator of POPCO and has contracted with Equilon Pipeline Company, LLC ("Equilon"), a joint venture between Texaco and Shell, to operate and perform the administrative functions related to Poseidon and POPCO. Leviathan anticipates that Equilon will be assigned Texaco's membership interest in POPCO in April 1999.

OIL AND NATURAL GAS SUPPLY

     The reserves that are currently available for gathering and transportation on the Pipelines are depleting assets and, as such, will be produced over a finite period. Each of the Pipelines must access additional reserves to offset the natural decline in production from existing wells connected thereto or the loss of any such production to a competitor. Management believes that there will be sufficient reserves available to the Gas Pipelines for transportation to maintain throughput at or near current levels for at least the next five years. Management believes that there should be significant increases in reserves committed to Poseidon over the next several years.

     Poseidon is currently transporting an average of approximately 139,000 barrels of oil per day. In addition to the production commitments from Texaco and Marathon, POPCO has been successful in obtaining long-term commitments of production from several properties containing significant reserves. POPCO has contracted with Exxon, Phillips Petroleum Company, Amoco Petroleum Company, Anadarko Petroleum Company, Newfield Exploration, Mobil Oil Corporation, Amerada Hess Corporation, Oryx Crude Trading & Transportation Limited Partnership, Sun Operating Limited Partnership, Pennzoil, Enterprise Oil, PLC, British Borneo, Reading and Bates, Occidental Petroleum Corporation and Leviathan. In addition, discussions are currently pending with a number of other producers regarding possible commitments of reserves to Poseidon. Leviathan anticipates that POPCO will add more commitments as new subsalt and deepwater fields are developed in the area which Poseidon serves, although there can be no assurance regarding if or when any such commitment would be made or when the production from such commitment would be made or when the production from such commitment would be initiated.

     The Viosca Knoll system experienced an increase of 47% in throughput during 1998 primarily as a result of increased compression and additional capacity from the 25 miles of expansion pipelines placed in service in December 1997. The Manta Ray Offshore system also experienced an increase in throughput of 47% during 1998 primarily as a result of the Shell-operated Troika field attached to the system in late 1997. UTOS experienced a 51% increase in transportation volume for the year ended December 31, 1998 as compared with the previous year primarily as a result of additional throughput allocated from the HIOS system. The Tarpon system experienced a 24% increase in throughput for the year ended December 31, 1998 as compared with the previous year, primarily as a result of two new producing fields attached to the system in June and July 1997.

     The Green Canyon system's throughput decreased 15% for 1998 as compared with 1997 as a result of normal production declines from the attached fields. The Stingray and HIOS systems experienced decreases of 7% and 4%, respectively, in transportation volume for the year ended December 31, 1998 as compared with the previous year as a result of normal decline in reservoir deliverability from existing wells connected to the systems. Management believes that development in the areas served by the Stingray and HIOS systems is likely to occur in future years, resulting in additional throughput on both systems, and partially offsetting the continuing decline in reservoir deliverability from existing wells connected to these systems. See "-- Recent Developments -- Construction of Multi-Purpose Platform" and "-- Joint Venture Restructuring and New Pipeline Construction."

     Tatham Offshore's Ewing Bank Block 914 #2 well was the only production dedicated to the Ewing Bank system. In May 1997, the well was shut in due to a mechanical problem. After approximately one year of evaluating certain remedies to place the well on production, Tatham Offshore and Leviathan decided to abandon the well and the Ewing Bank system in May 1998. See Leviathan's "Notes to Consolidated Financial Statements -- Note 8 -- Related Party
Transactions -- Platform Access and Transportation Agreements" located elsewhere in this Annual Report.

OFFSHORE PLATFORMS AND OTHER FACILITIES

     General. Offshore platforms play a key role in the development of oil and natural gas reserves and, thus, in the offshore pipeline network. Platforms are used to interconnect the offshore pipeline grid and to provide an efficient means to perform pipeline maintenance and to operate compression facilities, separation, processing and other facilities. In addition to numerous platforms owned by the Equity Investees, Leviathan owns six strategically located platforms in the Gulf.

     Viosca Knoll Block 817. Leviathan constructed a multi-purpose platform located in Viosca Knoll Block 817 (the "VK 817 Platform") in 1995. The VK 817 Platform was used by Leviathan as a base for conducting drilling operations for oil and natural gas reserves located on the Viosca Knoll Block 817 lease. In addition, the platform serves as a base for landing other deepwater production in the area, thereby generating platform access and processing fees for Leviathan. Leviathan also leases platform space to Viosca Knoll for the location of compression equipment for the Viosca Knoll system.

     Garden Banks Block 72. Leviathan owns a 50% interest in a multi-purpose platform located in Garden Banks Block 72 (the "GB 72 Platform"). The GB 72 Platform is located at the south end of the Stingray system and serves as the westernmost terminus of Poseidon. The GB 72 Platform was also used as a drilling and production platform and as the landing site for production from Leviathan's Garden Banks Block 117 lease located in an adjacent lease block.

     East Cameron Block 373. See "-- Recent Developments -- Construction of Multi-Purpose Platform."

     Ship Shoal Block 332. Leviathan owns a 100% interest in a platform located in Ship Shoal Block 332 which serves as a junction platform for natural gas pipelines in the Manta Ray Offshore system as well as an eastern junction for Poseidon.

     South Timbalier Block 292. The South Timbalier Block 292 platform is a 100%-owned facility located at the easternmost terminus of the Manta Ray Offshore system and serves as a landing site for natural gas production in the area.

     Ship Shoal Block 331. In August 1998, pursuant to the terms of the Redemption Agreement, Leviathan acquired the Ship Shoal Block 331 platform, a production facility located 75 miles off the coast of Louisiana in approximately 370 feet of water. Pogo Producing Company has certain rights to utilize the platform pursuant to a processing and use of space agreement.

     Other Facilities. Through its 50% ownership interest in West Cameron Dehy, Leviathan owns an interest in certain dehydration facilities located at the northern terminus of the Stingray system, onshore Louisiana.

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

     The Stingray, HIOS, Viosca Knoll, Manta Ray Offshore and Poseidon systems include platforms that are manned on a continuous basis. The personnel onboard the platforms are responsible for site maintenance, operations of the facilities on the platform, measurement of the natural gas stream at the source of production and corrosion control (pig launching and inhibitor injection).

COMPETITION

     Each of the Gas Pipelines is located in or near natural gas production areas that are served by other pipelines. As a result, each of Leviathan's systems face competition from both regulated pipelines and gathering systems with respect to its transportation services. Certain of these pipelines are not subject to the same level of rate and service regulation as, and may have a lower cost structure than, the Gas Pipelines, and other pipelines, such as long-haul transporters, have rate design alternatives unavailable to the Gas Pipelines. Consequently, such pipelines may be able to provide service on more flexible terms and at rates significantly below the rates offered by the Gas Pipelines. The Gas Pipelines' principal interstate pipeline competitors are Shell, Texaco Natural Gas, Inc., ANR, Transco, Trunkline Gas Co., Texas Eastern Transmission Corporation, Sea Robin Pipeline Company, Columbia Gas Transmission Corporation and their affiliates. Poseidon was built as a result of Leviathan's belief that additional sour crude oil capacity was required to transport new subsalt and deepwater oil production to shore. Poseidon's principal competitors for additional crude oil production are the Texaco-operated Eugene Island Pipeline System and the Shell-operated Amberjack System. The Pipelines compete for new production with these and other competitors on the basis of geographic proximity to the production, cost of connection, available capacity, transportation rates and access to onshore markets. In addition, the ability of the Pipelines to access future reserves will be subject to the ability of the Pipelines or the producers to fund the anticipated significant capital expenditures required to connect the new production. See "-- Industry Condition."

CUSTOMERS AND CONTRACTS

     The Gas Pipelines gather and transport natural gas under both firm and interruptible agreements. Under firm agreements, a pipeline is obligated to receive and deliver up to a specified maximum quantity of natural gas without interruption, except upon occurrence of a force majeure event or certain other specified events. Firm customers often pay a two part rate, a demand charge and a commodity charge. Often, a demand charge covering fixed costs is payable monthly based on the maximum contract quantity the pipeline is obligated to transport, without regard to the quantity actually transported during such month, and a commodity charge covering variable costs is payable monthly based on the actual quantity of natural gas transported during such month. Under interruptible contracts, a pipeline is usually obligated to receive and deliver up to a specified maximum quantity of natural gas, subject to availability of capacity, on a first-come, first-served basis. Usually, interruptible customers pay only a commodity charge based on the actual quantity of natural gas transported. Many of the Gas Pipelines' customers, regardless of whether their contracts are firm or interruptible, pay a one-part rate per million British thermal unit ("MMbtu") covering both fixed and variable costs. Poseidon receives crude oil from the leases connected to the pipeline under long-term buy/sell agreements.

     Principal Customers. See Leviathan's "Notes to Consolidated Financial Statements -- Note 12 -- Major Customers" for certain information regarding Leviathan's principal transportation customers.

OIL AND NATURAL GAS PROPERTIES

     General. Leviathan conducts exploration and production activities through a subsidiary that is an independent energy company engaged in the development and production of reserves located offshore the United States in the Gulf focusing principally on the flextrend and deepwater areas. As of December 31, 1998, Leviathan owned interests in 13 lease blocks in the Gulf comprising 66,369 gross (54,278 net) acres. See "-- Oil and Natural Gas Reserves" for a discussion of the assumptions used in, and inherent difficulties relating to, estimating reserves. Leviathan sells the majority of its oil and natural gas production to Offshore Gas Marketing, Inc., an affiliate of Leviathan and an indirect wholly-owned subsidiary of El Paso.

     The following is a description of the significant properties currently held by Leviathan.

     Viosca Knoll Block 817. Viosca Knoll Block 817 is a producing property that is comprised of 5,760 gross and net acres located 40 miles off the coast of Louisiana in approximately 670 feet of water. In 1995, Leviathan acquired from Tatham Offshore a 75% working interest in Viosca Knoll Block 817 from the sea-floor through the stratigraphic equivalent of the base of the Tex X-6 Sand, subject to certain reversionary rights. In connection with the Merger, Tatham Offshore relinquished its reversionary rights related to Viosca Knoll Block 817 and, pursuant to the Redemption Agreement, Leviathan acquired the remaining 25% working interest in Viosca Knoll Block 817. See "-- Recent
Developments -- Merger." This 25% working interest is subject to a production payment that entitles the holders in the aggregate to 25% of the proceeds from the production attributable to this working interest (after deducting all leasehold operating expenses, including platform access and processing fees) until the holders have received the aggregate sum of $16 million. At December 31, 1998, the unpaid portion of the production payment obligation totaled $11.1 million.

     Leviathan, as operator, concluded a drilling program and placed eight wells on production on Viosca Knoll Block 817. Leviathan does not anticipate drilling any more wells or having any other major expenditures with respect to this property except for the possible recompletion of certain existing wells. From inception of production in December 1995 through December 31, 1998, the Viosca Knoll project has produced 42,661 MMcf of natural gas and 67,580 barrels of oil, net to Leviathan's interest. The Viosca Knoll Block 817 is currently producing an aggregate of approximately 46.3 MMcf of natural gas per day. Natural Gas production from Viosca Knoll Block 817 is dedicated to Leviathan for gathering through the Viosca Knoll system and oil production was transported through a Shell-operated system.

     Garden Banks Block 72. Garden Banks Block 72 covers 5,760 gross (2,880 net) acres and is located 120 miles off the coast of Louisiana in approximately 550 feet of water. Tatham Offshore and Midcon Exploration Company ("MidCon Exploration") jointly bought the Garden Banks Block 72 lease in 1991. In 1995, Leviathan acquired from Tatham Offshore its 50% working interest (approximately 40.2% net revenue interest) in Garden Banks Block 72, subject to certain reversionary interests which were relinquished in connection with the Merger. See "-- Recent Developments -- Merger." MidCon Exploration owns the remaining 50% working interest in Garden Banks Block 72.

     Since May 1996, Leviathan has placed five wells on production at Garden Banks Block 72. Leviathan does not anticipate drilling any more wells or having any other major expenditures with respect to this property except for the possible recompletion of certain existing wells. Production at Garden Banks Block 72 totaled 2,979 MMcf of natural gas and 902,090 barrels of oil, net to Leviathan's interest, from the inception of production in May 1996 through December 31, 1998. The five wells are currently producing a total of approximately 1,480 barrels of oil and 4.5 MMcf of natural gas per day. Natural gas production from Garden Banks Block 72 is being transported through the Stingray system and the oil production is delivered to Poseidon.

     Garden Banks Block 117. Garden Banks Block 117 covers 5,760 gross (2,880 net) acres adjacent to Garden Banks Block 72 and is located in approximately 1,000 feet of water. Tatham Offshore and MidCon Exploration jointly acquired the Garden Banks Block 117 lease from Shell under a farm-in arrangement which provides that Shell retains a 1/12 overriding royalty interest in Garden Banks Block 117 with an option to convert the overriding royalty interest into a 30% working interest after the property has produced 25 million net equivalent barrels of oil. In November 1994, Tatham Offshore completed the drilling of its Garden Banks 117 #1 well. In 1995, Leviathan acquired from Tatham Offshore its 50% working interest (approximately 37.5% net revenue interest) in Garden Banks Block 117, subject to certain reversionary interests which were relinquished in connection with the Merger. See "-- Recent Developments -- Merger." MidCon Exploration owns the remaining 50% working interest in Garden Banks Block 117.

     In July 1996 and May 1997, Leviathan completed and initiated production from the Garden Banks Block 117 #1 and #2 wells, respectively, which are currently producing a total of approximately 1,365 barrels of oil and 2.7 MMcf of natural gas per day. Since inception of production through December 31, 1998, Garden Banks Block 117 produced 1,327 MMcf of natural gas and 761,820 barrels of oil, net to Leviathan's interest. Leviathan does not anticipate drilling any more wells on this property except for a recompletion of the Garden Banks 117 #2 well. Natural gas production from Garden Banks Block 117 is transported on the Stingray system and oil production is delivered to Poseidon.

     West Delta Block 35. Pursuant to the Redemption Agreement, Leviathan acquired a 38% non-operating working interest in West Delta Block 35, a producing field located 10 miles off the coast of Louisiana in approximately 60 feet of water covering 4,985 gross (1,894 net) acres. The West Delta Block 35 field commenced production in July 1993 and two wells are currently producing in the aggregate approximately 8.1 MMcf of natural gas and 130 barrels of oil per day. Since August 14, 1998 through December 31, 1998, West Delta Block 35 produced 272 MMcf of natural gas and 2,190 barrels of oil, net to Leviathan's interest.

     Sunday Silence Property. See "-- Recent Developments -- Sunday Silence Property."

COMPETITION

     The exploration and production of oil and natural gas is highly competitive and cyclical. Competition in the industry has increased significantly during the last several years due to an increase in worldwide demand for oil and natural gas, which has stabilized and periodically increased the prices of those commodities. However, from the mid 1980's through the early 1990's, increases in worldwide energy production capability, decreases in energy consumption as a result of conservation efforts, and the continued development of alternate energy sources have brought about substantial surpluses in oil and natural gas supplies, resulting in substantial competition for the marketing of oil and natural gas. As a result, there were precipitous declines in oil and natural gas prices and delays in producing and marketing natural gas after it is discovered. Changes in government regulations relating to the production, transportation and marketing of natural gas have also resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, the development by natural gas producers and other entities of their own marketing programs to take advantage of new regulations requiring pipelines to transport natural gas for regulated fees and an increasing tendency to rely on short-term sales contracts priced at spot market prices. See "-- Regulation" and "-- Industry Conditions."

     Many of Leviathan's competitors have financial and other resources substantially in excess of those available to Leviathan and may, accordingly, be better positioned to acquire and exploit prospects, hire personnel and market production. In addition, many of Leviathan's larger competitors may be better able to withstand the effect of changes in factors such as worldwide oil and natural gas prices and levels of production, the cost and availability of alternative fuels and the application of government regulations, which affect demand for oil and natural gas production and are beyond the control of Leviathan.

OIL AND NATURAL GAS RESERVES

     The following estimates of Leviathan's total proved developed and proved undeveloped reserves of oil and natural gas as of December 31, 1998 have been made by Netherland, Sewell & Associates, Inc. ("Netherland, Sewell"), an independent petroleum engineering consulting firm.

                                                                              NATURAL GAS (MCF)
                                                           OIL (BARRELS)   ------------------------
                                                              PROVED         PROVED       PROVED
                                                             DEVELOPED     DEVELOPED    UNDEVELOPED
                                                           -------------   ----------   -----------
Viosca Knoll Block 817...................................       80,592     21,700,344    2,452,000
Garden Banks Block 72....................................      495,437      2,306,934           --
Garden Banks Block 117...................................      991,888      1,645,839           --
West Delta Block 35......................................        9,599        779,179           --
                                                             ---------     ----------    ---------
          Total..........................................    1,577,516     26,432,296    2,452,000
                                                             =========     ==========    =========

     In general, estimates of economically recoverable oil and natural gas reserves and of the future net revenue therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs and future plugging and abandonment costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenue expected therefrom, prepared by different engineers or by the same engineers at different sites, may vary substantially. The meaningfulness of such estimates is highly dependent upon the assumptions upon which they are based.

     Furthermore, production from Garden Banks Block 117, Garden Banks Block 72 and Viosca Knoll Block 817 was initiated in July 1996, May 1996 and December 1995, respectively, and, accordingly, estimates of future production are based on this limited history. Estimates with respect to proved undeveloped reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than upon actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves. A significant portion of Leviathan's reserves is based upon volumetric calculations.

     The following table sets forth, as of December 31, 1998, the estimated future net cash flows and the present value of estimated future net cash flows, discounted at 10% per annum, from the production and sale of the proved developed and undeveloped reserves attributable to Leviathan's interest in oil and natural gas properties as of such date, as determined by Netherland, Sewell in accordance with the requirements of applicable accounting standards, before income taxes.

                                                                      DECEMBER 31, 1998
                                                              ----------------------------------
                                                               PROVED       PROVED       TOTAL
                                                              DEVELOPED   UNDEVELOPED    PROVED
                                                              ---------   -----------   --------
                                                                        (in thousands)
Undiscounted estimated future net cash flows from proved
  reserves before income taxes(1)...........................   $28,457       $864       $ 29,321
Present value of estimated future net cash flows from proved
  reserves before income taxes, discounted at 10%...........   $26,131       $541       $ 26,672

---------------

(1) The average oil and natural gas prices, as adjusted by lease for gravity and Btu content, regional posted price differences and oil and natural gas price hedges in place and weighted by production over the life of the proved reserves, used in the calculation of estimated future net cash flows at December 31, 1998 are $9.80 per barrel of oil and $1.53 per Mcf of natural gas.

     In accordance with applicable requirements of the Securities and Exchange Commission (the "Commission"), the estimated discounted future net revenue from estimated proved reserves are based on prices and costs at fiscal year end unless future prices or costs are contractually determined at such date. Actual future prices and costs may be materially higher or lower. Actual future net revenue also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs.

     In accordance with the methodology approved by the Commission, specific assumptions were applied in the computation of the reserve evaluation estimates. Under this methodology, future net cash flows are determined by reducing estimated future gross cash flows to Leviathan for oil and natural gas sales by the estimated costs to develop and produce the underlying reserves, including future capital expenditures, operating costs, transportation costs, royalty and overriding royalty burdens, production payments and net profits interest expense on certain of Leviathan's properties.

     Future net cash flows were discounted at 10% per annum to arrive at discounted future net cash flows. The 10% discount factor used to calculate present value is required by the Commission, but such rate is not necessarily the most appropriate discount rate. Present value of future net cash flows, irrespective of the discount rate used, is materially affected by assumptions as to timing of future oil and natural gas prices and production, which may prove to be inaccurate. In addition, the calculations of estimated net revenue do not take into account the effect of certain cash outlays, including, among other things, general and administrative costs, interest expense and partner distributions. The present value of future net cash flows shown above should not be construed as the current market value as of December 31, 1998, or any prior date, of the estimated oil and natural gas reserves attributable to Leviathan's properties.

PRODUCTION, UNIT PRICES AND COSTS

     The following table sets forth certain information regarding the production volumes of, average unit prices received for and average production costs for Leviathan's sale of oil and natural gas for the periods indicated:

                                           OIL (BARRELS)                NATURAL GAS (MMCF)
                                      YEAR ENDED DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                   ------------------------------   ---------------------------
                                     1998       1997       1996      1998      1997      1996
                                   --------   --------   --------   -------   -------   -------
Net production(1)................   540,000    801,000    393,000    11,324    19,792    15,730
Average sales price(1)...........  $  15.69   $  20.61   $  21.76   $  2.01   $  2.08   $  2.37
Average production costs(2)......  $   3.04   $   1.98   $   1.59   $  0.51   $  0.33   $  0.27

---------------

(1) The information regarding production and unit prices excludes overriding royalty interests.

(2) The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include third party transportation expenses, maintenance and repair, labor and utilities costs.

     The relationship between average sales prices and average production costs depicted by the table above is not necessarily indicative of future results of operations expected by Leviathan.

ACREAGE

     The following table sets forth Leviathan's developed and undeveloped oil and natural gas acreage as of December 31, 1998. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves. Gross acres in the following table refer to the number of acres in which a working interest is owned directly by Leviathan. The number of net acres is Leviathan's fractional ownership of working interests in the gross acres.

                                                              GROSS     NET
                                                              ------   ------
Developed acreage...........................................   6,792    5,416
Undeveloped acreage.........................................  59,577   48,862
                                                              ------   ------
          Total acreage.....................................  66,369   54,278
                                                              ======   ======

OIL AND NATURAL GAS DRILLING ACTIVITY

     The following table sets forth the gross and net number of productive, dry and total exploratory wells and development wells that Leviathan has drilled in each of the respective years:

                                                       YEAR ENDED DECEMBER 31,
                                              ------------------------------------------
                                                  1998           1997           1996
                                              ------------   ------------   ------------
                                              GROSS   NET    GROSS   NET    GROSS   NET
                                              -----   ----   -----   ----   -----   ----
Exploratory
  Natural Gas...............................    --      --     --      --      --     --
  Oil.......................................    --      --     --      --    1.00   0.50
  Dry.......................................    --      --     --      --      --     --
                                              ----    ----   ----    ----   -----   ----
          Total.............................    --      --     --      --    1.00   0.50
                                              ====    ====   ====    ====   =====   ====
Development
  Natural Gas...............................    --      --     --      --    7.00   5.00
  Oil.......................................  1.00    1.00     --      --    5.00   2.75
  Dry.......................................    --      --     --      --    3.00   1.75
                                              ----    ----   ----    ----   -----   ----
          Total.............................  1.00    1.00     --      --   15.00   9.50
                                              ====    ====   ====    ====   =====   ====

     The following table sets forth Leviathan's ownership in producing wells at December 31, 1998:

                                                              GROSS    NET
                                                              -----   -----
Natural Gas.................................................  10.00    8.26
Oil.........................................................   6.00    3.00
                                                              -----   -----
          Total.............................................  16.00   11.26
                                                              =====   =====

MAJOR ENCUMBRANCES

     All of the operating assets in which Leviathan owns an interest are owned by subsidiaries or Equity Investees of Leviathan. Substantially all of the assets of Leviathan (primarily its interest in its subsidiaries) and its subsidiaries are pledged as collateral to secure obligations under the Leviathan Credit Facility, as hereinafter defined. In addition, certain of the Equity Investees currently have, and others are expected to have, credit facilities pursuant to which substantially all of such Equity Investees' assets are or would be pledged. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

REGULATION

     The oil and natural gas industry is extensively regulated by federal and state authorities in the United States. Numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for the failure to comply. Legislation affecting the oil and natural gas industry is under constant review and statutes are constantly being adopted, expanded or amended. The regulatory burden on the oil and natural gas industry increases its cost of doing business.

     General. The design, construction, operation and maintenance of the Gas Pipelines of certain of their natural gas transmission facilities are subject to regulation by the Department of Transportation under the Natural Gas Pipeline Safety Act of 1968 as amended (the "NGPSA"). Operations in offshore federal waters are regulated by the Department of Interior and the FERC. Under the Outer Continental Shelf Lands Act (the "OCSLA") as implemented by the FERC, pipelines that transport natural gas across the OCS must offer nondiscriminatory transportation of natural gas. Substantially all of the pipeline network owned by the Pipelines is located in federal waters in the Gulf, and the related rights-of-way were granted by the federal government, the agencies of which oversee such pipeline operations. Federal rights-of-way require compliance with detailed federal regulations and orders which regulate such operations.

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

     Rates. Each of the Regulated Pipelines (Nautilus, Stingray, HIOS and UTOS) is classified as a "natural gas company" by the NGA. Consequently, the FERC has jurisdiction over the Regulated Pipelines with respect to transportation of natural gas, rates and charges, construction of new facilities, extension or abandonment of service and facilities, accounts and records, depreciation and amortization policies and certain other matters. In addition, the Regulated Pipelines hold certificates of public convenience and necessity issued by the FERC covering their facilities, activities and services.

     Under the terms of the Regulated Pipelines' tariffs on file at the FERC, the Regulated Pipelines may not charge or collect more than the maximum rates on file with the FERC. FERC regulations permit natural gas pipelines to charge maximum rates that generally allow pipelines the opportunity to (i) recover operating expenses, (ii) recover the pipeline's undepreciated investment in property, plant and equipment ("rate base") and (iii) receive an overall allowed rate of return on the pipeline's rate base. Leviathan believes that even after the rate base of any Regulated Pipeline is substantially depleted, the FERC will allow such Regulated Pipeline to recover a reasonable return, whether through a management fee or otherwise.

     Each of Nautilus, Stingray, HIOS and UTOS are currently operating under agreements with their respective customers that provide for rates that have been approved by the FERC.

     On March 13, 1997, the FERC issued an order declaring Tarpon's facilities exempt from NGA regulation under the gathering exception, thereby terminating Tarpon's status as a "natural gas company" under the NGA. Tarpon has agreed, however, to continue service for shippers that have not executed replacement contracts on the terms and conditions, and at the rate reflected in, its last effective regulated tariff for two years from the date of the order. None of the Green Canyon, Manta Ray Offshore or Viosca Knoll systems is currently considered a "natural gas company" under the NGA. Consequently, these companies are not subject to extensive FERC regulation under the NGA or the Natural Gas Policy Act of 1978, as amended (the "NGPA"), and are thus allowed to negotiate the rates and terms of service with their respective shippers, subject to the "equal access" requirements of the OCSLA.

     The FERC has asserted its NGA rate jurisdiction over services performed through gathering facilities owned by a natural gas company (as defined in the NGA) when such services were performed "in connection with" transportation services provided by such natural gas company. Whether, and to what extent, the FERC should exercise any NGA rate jurisdiction it may be found to have over gathering facilities owned either by natural gas companies or affiliates thereof is subject to case-by-case review by the FERC. Based on current FERC policy and precedent, Leviathan does not anticipate that the FERC will assert or exercise any NGA rate jurisdiction over the Green Canyon, Manta Ray Offshore or Viosca Knoll systems, so long as the services provided through such lines are not performed "in connection with" transportation services performed through any of the Regulated Pipelines.

     The FERC has generally disclaimed jurisdiction to set rates for oil pipelines in the OCS under the Interstate Commerce Act. As a result, POPCO has not filed tariffs with the FERC for Poseidon.

     Production and Development. The production and development operations of Leviathan are subject to regulation at the federal and state levels. Such regulation includes requiring permits for the drilling of wells and maintaining bonds and insurance requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. Leviathan's production and development operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled, the levels of production, and the unitization or pooling of oil and natural gas properties.

     Leviathan presently has interests in or rights to offshore leases located in federal waters. Federal leases are administered by the MMS. Individuals and entities must qualify with the MMS prior to owning and operating any leasehold or right-of-way interest in federal waters. Such qualification with the MMS generally involves filing certain documents with the MMS and obtaining an area-wide performance bond and, in some cases, supplemental bonds representing security deemed necessary by the MMS in excess of the area-wide bond requirements for facility abandonment and site clearance costs.

OPERATIONAL HAZARDS AND INSURANCE

     A pipeline may experience damage as a result of an accident or other natural disaster. In addition, Leviathan's production and development operations are subject to the usual hazards incident to the drilling and production of natural gas and crude oil, such as blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damages and suspension of operations. To mitigate the impact of repair costs associated with such an accident or disaster, Leviathan maintains insurance of various types that it considers to be adequate to cover its operations. The Insurance Package covers all of Leviathan's assets in amounts considered reasonable, other than for Leviathan's 50% interest in the assets of Stingray, for which insurance is carried at the Stingray partnership level. The Insurance Package is subject to deductibles that Leviathan considers reasonable and not excessive. Leviathan's insurance does not cover every potential risk associated with operating pipelines or the drilling and production of oil and natural gas. Consistent with insurance coverage generally available to the industry, Leviathan's insurance policies do not provide coverage for losses or liabilities relating to pollution, except for sudden and accidental occurrences. Leviathan does, however, have certificates of financial responsibility of not less than $35 million per offshore facility and/or lease. See "-- Environmental -- Water."

     The occurrence of a significant event not fully insured or indemnified against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect Leviathan's operations and financial condition. Leviathan believes that it is adequately insured for public liability and property damage to others with respect to its operations. However, no assurance can be given that Leviathan will be able to maintain adequate insurance in the future at rates it considers reasonable.

INDUSTRY CONDITIONS

     The energy industry is highly cyclical, resulting in significant increased competition during the high and low period of each cycle. This cyclical nature, which is primarily driven by the market prices of oil and natural gas, affects the amount of capital expended on offshore exploration and development activities at any particular time. This amount of capital expenditure, in turn, ultimately affects the level of throughput on the Pipelines and, thus, Leviathan's revenue and earnings. From the mid 1980's through the early 1990's, increases in worldwide energy production capability, decreases in energy consumption as a result of conservation efforts and the continued development of alternate energy sources resulted in substantial surpluses in oil and natural gas supplies and substantially lower commodity prices; consequently, offshore exploration and development activities decreased during that time period. Oil and natural gas prices increased moderately and stabilized from the early 1990's through the third quarter of 1998, bringing about a corresponding increase in exploration and production. Since then, prices for these commodities have declined precipitously, and the direction of these prices in the future and the resultant effect on various segments of the energy industry is uncertain. Because of this uncertainty, industry participants have dramatically cut offshore exploration and development budgets. There can be no assurance that economic conditions will be favorable in the near future for any expanded offshore exploration and development.

ENVIRONMENTAL

     General. Leviathan's operations are subject to extensive federal, state and local statutory and regulatory requirements relating to environmental affairs, health and safety, waste management and chemical products. In recent years, these requirements have become increasingly stringent and in certain circumstances, they impose "strict liability" on a company, rendering it liable for environmental damage without regard to negligence or fault on the part of such company. To Leviathan's knowledge, its operations are in substantial compliance, and are expected to continue to comply in all material respects, with applicable environmental laws, regulations and ordinances.

     It is possible, however, that future developments, such as stricter environmental laws, regulations or enforcement policies could affect the handling, manufacture, use, emission or disposal of substances or wastes by Leviathan or the Pipelines. In addition, some risk of environmental costs and liabilities is inherent in Leviathan's operations and products as it is with other companies engaged in similar or related businesses, and there can be no assurance that material costs and liabilities, including substantial fines and criminal sanctions for violation of environmental laws and regulations, will not be incurred by Leviathan. Furthermore, Leviathan will likely be required to increase its expenditures during the next several years to comply with higher industry and regulatory safety standards. However, such expenditures cannot be accurately estimated at this time.

     Pipelines. In addition to the NGA, the NGPA and the OCSLA, several federal and state statutes and regulations may pertain specifically to the operations of the Pipelines. The Hazardous Materials Transportation Act, 49 U.S.C. sec.sec. 5101 et seq., as amended, regulates materials capable of posing an unreasonable risk to health, safety and property when transported in commerce. The NGPSA and the HLPSA authorize the development and enforcement of regulations governing pipeline transportation of natural gas and hazardous liquids. Although federal jurisdiction is exclusive over regulated pipelines, the statutes allow states to impose additional requirements for intrastate lines if compatible with federal programs. Both Texas and Louisiana have developed regulatory programs that parallel the federal program for the transportation of natural gas by pipelines.

     Solid Waste. The Pipelines' operations may generate or transport both hazardous and nonhazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act, as amended ("RCRA"), 42 U.S.C. sec.sec. 6901 et. seq., and its regulations, and comparable state statutes and regulations. Further, it is possible that some wastes that are currently classified as nonhazardous, via exemption or otherwise, perhaps including wastes currently generated during pipeline operations, may, in the future, be designated as "hazardous wastes," which would then be subject to more rigorous and costly treatment, storage, transportation and disposal requirements. Such changes in the regulations may result in additional expenditures or operating expenses by Leviathan. On August 8, 1998, the Environmental Protection Agency ("EPA") added four petroleum refining wastes to the list of RCRA hazardous wastes. While the full impact of the rule has yet to be determined, the rule may, as of February 8, 1999, impose increased expenditures and operating expenses on Leviathan or the Pipelines relating to the treatment, storage, transportation and disposal of certain petroleum refining wastes that previously were not regulated as hazardous wastes.

     Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), 42 U.S.C. sec.sec. 9601 et. seq., and comparable state statutes, also known as "Superfund" laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that cause or contribute to the release of a "hazardous substance" into the environment. These persons include the current owner or operator of a site, the past owner or operator of a site, and companies that transport, dispose of, or arrange for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA or state agency, and in some cases, third parties, to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Despite the "petroleum exclusion" of Section 101
(14) that currently encompasses natural gas, Leviathan may nonetheless generate or transport "hazardous substances" within the meaning of CERCLA, or comparable state statutes, in the course of its ordinary operations. And, certain petroleum refining wastes that previously were not regulated as hazardous waste may now fall within the definition of CERCLA hazardous substances. Thus, Leviathan may be responsible under CERCLA or the state equivalents for all or part of the costs required to cleanup sites where a release of a hazardous substance has occurred.

     Air. Leviathan's operations may be subject to the Clean Air Act ("CAA"), 42 U.S.C. sec.sec. 7401-7642, and comparable state statutes. The 1990 CAA amendments and accompanying regulations, state or federal, may impose certain pollution control requirements with respect to air emissions from operations, particularly in instances where a company constructs a new facility or modifies an existing facility. Leviathan may also be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. However, Leviathan does not believe its operations will be materially adversely affected by any such requirements.

     Water. The Federal Water Pollution Control Act ("FWPCA") and Clean Water Act, 33 U.S.C. sec.sec. 1311 et. seq., impose strict controls against the unauthorized discharge of produced waters and other oil and natural gas wastes into navigable waters. The FWPCA provides for civil and criminal penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities, and, along with the Oil Pollution Act of 1990 ("OPA"), 33 U.S.C. sec.sec. 2701-2761, imposes substantial potential liability for the costs of removal, remediation and damages. Similarly, the OPA imposes liability for the discharge of oil into or upon navigable waters or adjoining shorelines. Among other things, the OPA raises liability limits, narrows defenses to liability and provides more instances in which a responsible party is subject to unlimited liability. One provision of the OPA requires that offshore facilities establish and maintain evidence of financial responsibility of up to $35 million or any amount up to $150 million if the EPA determines that a greater amount is justified based on the relative operational, environmental, human health and other risks posed by the quantity or quality of the oil involved. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of an unauthorized discharge of petroleum, its derivatives or other hazardous substances into state waters. Further, the Coastal Zone Management Act ("CZMA"), 16 U.S.C. sec.sec. 1451-1464, authorizes state implementation and development of programs containing management measures for the control of nonpoint source pollution to restore and protect coastal waters.

     Endangered Species. The Endangered Species Act ("ESA"), 7 U.S.C. sec.sec. 136, seeks to ensure that activities do not jeopardize endangered or threatened plant and animal species, nor destroy or modify the critical habitat of such species. Under the ESA, certain exploration and production operations, as well as actions by federal agencies or funded by federal agencies, must not significantly impair or jeopardize the species or its habitat. The ESA provides for criminal penalties for willful violations of this act. Other statutes which provide protection to animal and plant species and thus may apply to Leviathan's operations are the Marine Mammal Protection Act, the Marine Protection and Sanctuaries Act, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, and the Migratory Bird Treaty Act. The National Historic Preservation Act, 16 U.S.C. sec. 470, may impose similar requirements.

     Communication of Hazards. The Occupational Safety and Health Act, as amended ("OSHA"), 29 U.S.C. sec.sec. 651 et. seq., the Emergency Planning and Community Right-to-Know Act, as amended ("EPCRA"), 42 U.S.C. sec.sec. 11001 et. seq., and comparable state statutes require Leviathan to organize and disseminate information to employees, state and local organizations, and the public about the hazardous materials used in its operations and its emergency planning.

EMPLOYEES

     Prior to August 1998, the General Partner and Leviathan depended primarily upon the employees and management services provided by DeepTech pursuant to a management agreement (the "Management Agreement"). Leviathan reimburses the General Partner for all reasonable general and administrative expenses and other reasonable expenses incurred by the General Partner and its affiliates for or on behalf of Leviathan, including, but not limited to, amounts paid by the General Partner to DeepTech under the Management Agreement. Since the Merger, El Paso has provided such services under the Management Agreement for DeepTech. Accordingly, El Paso hired substantially all of DeepTech's employees comprising the Leviathan management team. See Item 10. "Directors and Executive Officers of the Registrant" and Item 11. "Executive Compensation."

     Through August 14, 1998, a subsidiary of Leviathan had 10 full-time employees, based in Houma, Louisiana, to perform operational functions for its natural gas pipeline and platform operations. El Paso hired substantially all of these employees in connection with the Merger.

YEAR 2000

     The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the year. Leviathan has established a project team and works with the El Paso executive steering committee to coordinate the phases of its Year 2000 project to ensure that Leviathan's key automated systems and related processes will remain functional through Year 2000. Those phases include: (i) awareness, (ii) assessment, (iii) remediation,
(iv) testing, (v) implementation of the necessary modifications and (vi) contingency planning (which was previously included as a component of Leviathan's implementation phase). Leviathan has hired outside consultants and is involved in several industry trade-groups to supplement Leviathan's project team.

     The awareness phase recognizes the importance of Year 2000 issues and its potential impact on Leviathan. Through the project team, Leviathan has established an awareness program which includes participation of management in each business area. The awareness phase is substantially completed, although Leviathan will continually update awareness efforts for the duration of the Year 2000 project.

     The assessment phase consists of conducting an inventory of Leviathan's key automated systems and related processes, analyzing and assigning levels of criticality to those systems and processes, identifying and prioritizing resource requirements, developing validation strategies and testing plans, and evaluating business partner relationships. Leviathan estimates that it is more than half way complete with the portion of the assessment phase to determine the nature and impact of the Year 2000 date change for hardware and equipment, embedded chip systems, and third-party developed software. The assessment phase of the project involves, among other things, efforts to obtain representations and assurances from third parties, including Equity Investees, partners and third party customers and vendors, that their hardware and equipment products, embedded chip systems and software products being used by or impacting Leviathan are or will be modified to be Year 2000 compliant. To date, the responses from such third parties, although generally encouraging, are inconclusive. Although Leviathan intends to interact only with those third parties that have Year 2000 compliant computer systems, it is impossible for Leviathan to monitor all such systems. As a result, Leviathan cannot predict the potential consequences if its Equity Investees, partners, customers or vendors are not Year 2000 compliant. Leviathan is currently evaluating the exposure associated with such business partner relationships.

     The remediation phase involves converting, modifying, replacing or eliminating selected key automated systems identified in the assessment phase. The testing phase involves the validation of the identified key automated systems. Leviathan is utilizing test tools and written procedures to document and validate, as necessary, its unit, system, integration and acceptance testing. Leviathan estimates that approximately three-quarters of the work for these phases remain, and expects each phase to be substantially completed by mid-1999.

     The implementation phase involves placing the converted or replaced key automated systems into operation. In some cases, the implementation phase will also involve the implementation of contingency plans needed to support business functions and processes that may be interrupted by Year 2000 failures that are outside Leviathan's control. Leviathan is in the early stages of this phase and expects to be substantially completed by mid-1999.

     The contingency planning phase consists of developing a risk profile of Leviathan's critical business processes and then providing for actions Leviathan will pursue to keep such processes operational in the event of Year 2000 disruptions. The focus of such contingency planning is on prompt response to any Year 2000 events, and a plan for subsequent resumption of normal operations. The plan is expected to assess the risk of significant failure to critical processes performed by Leviathan, and to address the mitigation of those risks. The plan will also consider any significant failures in the event the most reasonably likely worst case scenario develops, as discussed below. In addition, the plan is expected to factor in the severity and duration of the impact of a significant failure. Leviathan anticipates to complete its contingency plan by mid-1999. This Year 2000 contingency plan will continue to be modified and adjusted through the year as additional information from key external business partners becomes available.

     Leviathan's goal is to ensure that all of its critical systems and processes that are under its direct control remain functional. Certain systems and processes may be interrelated with or dependent upon systems outside Leviathan's control and systems within Leviathan's control may have unpredicted problems. Accordingly, there can be no assurance that significant disruptions will be avoided. Leviathan's present analysis of its most reasonably likely worst case scenario for Year 2000 disruptions includes Year 2000 failures in the telecommunications and electricity industries, as well as interruptions from suppliers that might cause disruptions in Leviathan's operations, thus causing temporary financial losses and an inability to meet its obligations to customers. A significant portion of the oil and natural gas transported through the Pipelines is owned by third parties. Accordingly, failures of the producers of oil and natural gas to be ready for the Year 2000 could significantly disrupt the flow of the hydrocarbons for customers. In many cases, the producers have no direct contractual relationship with Leviathan, and Leviathan relies on its customers to verify the Year 2000 readiness of the producers from whom they purchase oil and natural gas. A portion of Leviathan's revenue for the transportation of oil and natural gas is based upon fees paid by its customers for the reservation of capacity and a portion of the revenue is based upon the volume of actual throughput. As such, short-term disruptions in throughput caused by factors beyond Leviathan's control may have a financial impact on Leviathan and could cause operational problems for Leviathan's customers. Longer-term disruptions could materially impact Leviathan's operations, financial condition and cash flows.

     While the total cost of Leviathan's Year 2000 project is still being evaluated, Leviathan estimates that the costs to be incurred in 1999 and 2000 associated with assessing, remediating and testing hardware and equipment, embedded chip systems, and third-party developed software will not exceed $1.0 million, all of which will be expensed. As of December 31, 1998, Leviathan had incurred less than $0.1 million related to such costs. Leviathan has previously only tracked incremental expenses related to its Year 2000 project. The costs of the Year 2000 project related to salaried employees of El Paso, including their direct salaries and benefits, are not available and have not been included in the estimated costs of the project. The management fee charged to Leviathan by the General Partner includes such incremental expenses. Since the earlier phases of the Year 2000 project mostly involved the work performed by such salaried employees, the costs expended to date do not reflect the percentage completion of the project. Leviathan anticipates that it will expend most of the costs reported above in the remediation, implementation and contingency planning phases of the project.

     Presently, Leviathan intends to reassess its estimate of Year 2000 costs in the event Leviathan completes an acquisition of, or makes a material investment in, substantial facilities or another business entity.

     Management does not expect the costs of Leviathan's Year 2000 project will have a material adverse effect on Leviathan's financial position, results of operations or cash flows. However, based on information available at this time, Leviathan cannot conclude that disruption caused by internal or external Year 2000 related failures will not adversely effect Leviathan. Specific factors which may affect the success of Leviathan's Year 2000 efforts and the occurrence of Year 2000 disruption or expense include failure of Leviathan or its outside consultants to properly identify deficient systems, the failure of the selected remedial action to adequately address the deficiencies, the failure of Leviathan's outside consultants to complete the remediation in a timely manner (due to shortages of qualified labor or other factors), unforeseen expenses related to the remediation of existing systems or the transition to replacement systems, and the failure of third parties, including Equity Investees, to become Year 2000 compliant or to adequately notify Leviathan of potential noncompliance.

     The above disclosure is a "Year 2000 Readiness Disclosure" made with the intention to comply fully with the Year 2000 Information and Readiness Disclosure Act of 1998, Pub. L. No. 105-271, 112 Stat, 2386, signed into law October 19, 1998. All statements made herein shall be construed within the confines of the Act. To the extent that any reader of the above Year 2000 Readiness Disclosure is other than an investor or potential investor in Leviathan's or an affiliate's equity or debt securities, this disclosure is made for the sole purpose of communicating or disclosing information aimed at correcting, helping to correct and/or avoiding Year 2000 failures.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

     This Annual Report contains certain forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act of 1934, as amended (the "Exchange Act") that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "project," "should," "may," "management believes," and words or phrases of similar import. Although management believes that such statements and expressions are reasonable and made in good faith, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on Leviathan's results of operations and financial condition are: (i) competitive practices in the industry in which Leviathan competes, (ii) the impact of current and future laws and government regulations affecting the industry in general and Leviathan's operations in particular, (iii) environmental liabilities to which Leviathan may become subject in the future that are not covered by an indemnity or insurance, (iv) the throughput levels achieved by any pipelines in which Leviathan owns (now or in the future) an interest, (v) the ability to access additional reserves to offset the natural decline in production from existing wells connected to such pipelines,
(vi) changes in gathering, transportation, processing, handling and other rates due to changes in government regulation and/or competitive factors, (vii) the impact of oil and natural gas price fluctuations, (viii) the production rates and reserve estimates associated with Leviathan's producing oil and natural gas properties, (ix) significant changes from expectations of capital expenditures and operating expenses and unanticipated project delays, (x) the ability of equity investees to make distributions to Leviathan, (xi) the effect of the Year 2000 date change, (xii) Leviathan's consummation of the proposed acquisition of an additional interest in Viosca Knoll, (xiii) the ability to economically raise capital (debt and equity) to satisfy planned and unanticipated needs and (xiv) other factors discussed more completely in Leviathan's other filings with this Commission. Leviathan disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

CERTAIN DEFINITIONS

     The following are abbreviations and words commonly used in the oil and natural gas industry and in this Annual Report.

     "Bcf" means billion cubic feet (or thousand MMcf).

     "Btu" means British thermal unit, a unit of heat measure with one btu being the amount of heat needed to raise the temperature of one pound of water one degree Fahrenheit.

     "development well" means a well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

     "gathering system" means a pipeline system connecting a number of wells, batteries or platforms to an interconnection with an interstate pipeline.

     "gross" oil and natural gas wells or "gross" acres are the total number of wells or acres, respectively, in which Leviathan has an interest, without regard to the size of that interest.

     "MBbl" means thousand barrels, a barrel is a standard measure of volume for oil, condensate and natural gas liquids which equals 42 U.S. gallons.

     "Mcf" means thousand cubic feet, a standard measure of volume for natural gas.

     "MMcf" means million cubic feet.

     "net" oil and natural gas wells or "net" acres or "net" production or reserves are the total gross number of wells, acres, production or reserves, respectively, in which Leviathan has an interest multiplied times Leviathan's working interest in such wells, acres, production or reserves.

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

     "royalty" means an interest in an oil and natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually carved from the leasehold interest pursuant to an assignment to a third party reserved by an owner of the leasehold in connection with a transfer of the leasehold to a subsequent owner.

     "working interest" means an interest in an oil and natural gas lease that gives the owner of the interest the right to drill for and produce oil and natural gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties. For example, the owner of a 100% working interest in a lease burdened only by a landowner's royalty of 12.5% would be required to pay 100% of the costs of a well but would be entitled to retain 87.5% of the production.

     In this Annual Report, natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit.

ITEM 3. LEGAL PROCEEDINGS

     Leviathan is involved from time to time in various claims, actions, lawsuits and regulatory matters that have arisen in the ordinary course of business, including various rate cases and other proceedings before the FERC. See Items 1 and 2. "Business and Properties -- Regulation."

     Leviathan and several subsidiaries of El Paso have been made defendants in United States ex rel Grynberg v. El Paso Natural Gas Company, et al. litigation. Generally, the complaint in this motion alleges an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the United States government of royalties. The complaint remains sealed. Leviathan and El Paso believe the complaint is without merit and therefore will not have a material adverse effect on the consolidated financial position, operations or cash flows of Leviathan.

     Leviathan is a defendant in a lawsuit filed by Transco in the 157th Judicial District Court, Harris County, Texas on August 30, 1996. Transco alleges that, pursuant to a platform lease agreement entered into on June 28, 1994, Transco has the right to expand its facilities and operations on the offshore platform by connecting additional pipeline receiving and appurtenant facilities. Management has denied Transco's request to expand its facilities and operations because the lease agreement does not provide for such expansion and because Transco's activities will interfere with the Manta Ray Offshore system and Leviathan's existing and planned activities on the platform. Transco has requested a declaratory judgment and is seeking damages. The case is set for trial in June 1999. It is the opinion of management that adequate defenses exist and that the final disposition of this suit individually, and all of Leviathan's other pending legal proceedings in the aggregate, will not have a material adverse effect on the consolidated financial position, operations or cash flows of Leviathan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of Leviathan during the three months ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

     The Common Units and Preference Units are listed on the NYSE, which is the principal trading market for these securities. The Common Units, Leviathan's primary listed securities, are listed under the symbol "LEV" and the Preference Units, Leviathan's secondary listed securities, are listed under the symbol "LEV.P". On March 5, 1999, the last reported per Unit sales prices on the NYSE were $20.875 per Common Unit and $19.00 per Preference Unit. As of March 5, 1999, there were approximately 468 holders and 125 holders of record of Common Units and Preference Units, respectively. The following table sets forth the high and low sales prices for the Units as reported on the NYSE and the cash distributions declared per Unit for the periods indicated.

                                                                      PRICE RANGE                DISTRIBUTIONS DECLARED
                                                         -------------------------------------          PER UNIT
                                                            COMMON UNIT      PREFERENCE UNITS    ----------------------
                                                         -----------------   -----------------    COMMON    PREFERENCE
                                                          HIGH       LOW      HIGH       LOW       UNIT        UNIT
                                                         -------   -------   -------   -------   --------   -----------
Period from January 1, 1999 through March 5, 1999......  $23.125   $19.500   $19.750   $17.625   $    --      $    --
Year ended December 31, 1998
  Fourth Quarter.......................................  $28.500   $19.750   $25.000   $17.375   $ 0.525      $ 0.275
  Third Quarter*.......................................   27.875    21.500    29.750    21.250     0.525        0.275
  Second Quarter.......................................        *         *    34.000    25.500     0.525        0.525
  First Quarter........................................        *         *    33.625    27.000     0.525        0.525
Year ended December 31, 1997
  Fourth Quarter.......................................        *         *   $33.125   $28.000   $ 0.500      $ 0.500
  Third Quarter........................................        *         *    28.750    23.250     0.475        0.475
  Second Quarter.......................................        *         *    26.375    20.375     0.450        0.450
  First Quarter........................................        *         *    24.250    19.000     0.425        0.425

---------------

* Effective at the close of business on August 5, 1998, the holders of approximately 94% of the 18,075,000 Preference Units then outstanding converted those Preference Units into Common Units. Trading commenced for the Common Units on the NYSE on August 6, 1998. Prior to such date, there was no active trading market for the Common Units. See "-- Conversion of Preference Units into Common Units."

CONVERSION OF PREFERENCE UNITS INTO COMMON UNITS

     On May 7, 1998, Leviathan notified the holders of its 18,075,000 then outstanding Preference Units of their right to convert their Preference Units into an equal number of Common Units within a 90-day period. On August 5, 1998, the conversion period expired and holders of 17,058,094 Preference Units, representing approximately 94% of the Preference Units then outstanding, elected to convert to Common Units. As a result, the Preference Period, as defined in the Partnership Agreement, ended and the Common Units (including the 6,291,894 Common Units held by the General Partner) became the primary listed security on the NYSE under the symbol "LEV." A total of 1,016,906 Preference Units remain outstanding and trade as Leviathan's secondary listed security on the NYSE under the symbol "LEV.P."

     The remaining Preference Units retain their distribution preferences over the Common Units; that is, holders of such Preference Units will be paid up to the minimum quarterly distribution of $0.275 per unit before any quarterly distributions are made to the Common Unitholders or the General Partner. However, holders of Preference Units will not receive any distributions in excess of the minimum quarterly distribution of $0.275 per unit. Only holders of Common Units and the General Partner will be eligible to receive any such excess distributions. See "-- Cash Distributions."

     In accordance with the Partnership Agreement, holders of the remaining Preference Units will have the opportunity to convert their Preference Units into Common Units in May 1999 and May 2000. Thereafter, any remaining Preference Units may, under certain circumstances, be subject to redemption.

CASH DISTRIBUTIONS

     Leviathan makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to its Unitholders and to the General Partner. Available Cash consists generally of all the cash receipts of Leviathan plus reductions in reserves less all of its cash disbursements and net additions to reserves. The General Partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to provide for the proper conduct of the business of Leviathan including cash reserves for future capital expenditures, to stabilize distributions of cash to the Unitholders and the General Partner, to reduce debt or as necessary to comply with the terms of any agreement or obligation of Leviathan. Leviathan expects to make distributions of Available Cash within 45 days after the end of each quarter to Unitholders of record on the applicable record date, which will generally be the last business day of the month following the close of such calendar quarter.

     The distribution of Available Cash for each calendar quarter is subject to the preferential rights of the Preference Unitholders to receive the minimum quarterly distribution of $0.275 per unit for such quarter, plus any arrearages in the payment of the minimum quarterly distribution for prior quarters, if any, before any distribution of Available Cash is made to holders of Common Units for such quarter. The holders of Common Units are not entitled to arrearages in the payment of the minimum quarterly distribution. Subsequent to August 1998, the Preference Unitholders are not entitled to receive any more than the minimum quarterly distribution of $0.275 per unit, plus any arrearage in the payment of the minimum quarterly distribution for prior quarters, if any, per quarter. See "-- Conversion of Preference Units into Common Units."

     Distributions by Leviathan of its Available Cash are effectively made 98% to Unitholders and 2% to the General Partner, subject to the payment of incentive distributions to Leviathan if certain target levels of cash distributions to Unitholders are achieved ("Incentive Distributions"). As an incentive, the general partner's interest in the portion of quarterly cash distributions in excess of $0.325 per Unit and less than or equal to $0.375 per Unit is increased to 15%. For quarterly cash distributions over $0.375 per Unit but less than or equal to $0.425 per Unit, the general partner receives 25% of such incremental amount and for all quarterly cash distributions in excess of $0.425 per Unit, the general partner receives 50% of the incremental amount. For the year ended December 31, 1998, Leviathan paid the General Partner Incentive Distributions totaling $11.1 million and paid an Incentive Distribution of $2.8 million to the General Partner in February 1999. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Uses of Cash."

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data of Leviathan for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, and as of each of the years then ended. The selected financial data of Leviathan at December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 has been derived from the consolidated financial statements of Leviathan included elsewhere in this Annual Report. The selected financial data of Leviathan for the years ended December 31, 1995 and 1994 and at December 31, 1996, 1995 and 1994 has been derived from the historical consolidated financial statements of Leviathan (not included herein).

                                                                  YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1998       1997       1996       1995       1994
                                                    --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS:
Oil and natural gas sales.........................  $ 31,411   $ 58,106   $ 47,068   $  1,858   $    796
Gathering, transportation and platform services...    17,320     17,329     24,005     20,547     18,554
Equity in earnings................................    26,724     29,327     20,434     19,588     14,786
                                                    --------   --------   --------   --------   --------
         Total revenue............................    75,455    104,762     91,507     41,993     34,136
                                                    --------   --------   --------   --------   --------

Operating expenses................................    11,369     11,352      9,068      4,092      1,876
Depreciation, depletion and amortization..........    29,267     46,289     31,731      8,290      5,085
Impairment, abandonment and other.................    (1,131)    21,222         --         --         --
General and administrative expenses and management
  fee.............................................    16,189     14,661      8,540      7,069      5,408
                                                    --------   --------   --------   --------   --------
         Total operating costs....................    55,694     93,524     49,339     19,451     12,369
                                                    --------   --------   --------   --------   --------

Operating income..................................    19,761     11,238     42,168     22,542     21,767
Interest income and other.........................       771      1,475      1,710      1,884      1,293
Interest and other financing costs................   (20,242)   (14,169)    (5,560)      (833)      (912)
Minority interest in (income) loss................       (15)         7       (427)      (251)      (216)
                                                    --------   --------   --------   --------   --------
Income (loss) before income taxes.................       275     (1,449)    37,891     23,342     21,932
Income tax benefit................................       471        311        801        603        136
                                                    --------   --------   --------   --------   --------
         Net income (loss)........................  $    746   $ (1,138)  $ 38,692   $ 23,945   $ 22,068
                                                    ========   ========   ========   ========   ========
Basic and diluted income (loss) per Unit..........  $   0.02   $  (0.06)  $   1.57   $   0.97   $   1.02
                                                    ========   ========   ========   ========   ========
Distributions per Common Unit.....................  $  2.075   $   1.75   $   1.35   $   1.20   $   1.20
                                                    ========   ========   ========   ========   ========
Distributions per Preference Unit.................  $  1.825   $   1.75   $   1.35   $   1.20   $   1.20
                                                    ========   ========   ========   ========   ========
BALANCE SHEET DATA (AT END OF PERIOD):
Property, plant and equipment, net................  $241,992   $200,639   $286,555   $285,275   $126,802
Equity investments................................   186,079    182,301    107,838     82,441     80,560
Total assets......................................   442,726    409,842    453,526    398,696    231,043
Notes payable.....................................   338,000    238,000    227,000    135,780      8,000
Partners' capital:
  Preference unitholders..........................     7,351    163,426    196,224    192,225    196,340
  Common unitholders..............................    90,972    (15,400)    (3,969)    (5,380)    (3,960)
  General Partner.................................   (15,427)    (4,060)      (232)        (4)        51
         Total partners' capital..................    82,896    143,966    192,023    186,841    192,431

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Leviathan's consolidated financial statements and the notes thereto located elsewhere in this Annual Report and the information set forth under the heading "Selected Financial Data" and is intended to assist in the understanding of Leviathan's financial position and results of operations for each of the years ended December 31, 1998, 1997 and 1996.

OVERVIEW

     Leviathan is primarily engaged in the gathering, transportation and production of natural gas and crude oil in the Gulf. Through its subsidiaries and joint ventures, Leviathan owns interests in certain significant assets, including (i) the Gas Pipelines, (ii) Poseidon, (iii) six strategically located multi-purpose platforms, (iv) a dehydration facility, (v) four producing oil and natural gas properties and (vi) the Sunday Silence Property.

     The Gas Pipelines, strategically located primarily offshore Louisiana and eastern Texas, gather and transport natural gas for producers, marketers, pipelines and end-users for a fee. The Gas Pipelines include over 1,200 miles of pipeline with a throughput capacity of 6.8 Bcf of natural gas per day. Each of the Gas Pipelines interconnects with one or more long line transmission pipelines that provide access to multiple markets in the eastern half of the United States. Leviathan's interest in the Gas Pipelines consists of: a 100% interest in each of Manta Ray Gathering Company, L.L.C. ("Manta Ray"), Green Canyon and Tarpon; a 50% interest in each of Stingray and Viosca Knoll, a 40% interest in HIOS; a 33 1/3% interest in UTOS; and an effective 25.7% interest in each of Manta Ray Offshore and Nautilus.

     Leviathan owns a 36% interest in POPCO which owns and operates Poseidon. Poseidon, a major new sour crude oil pipeline system, is currently delivering an average of approximately 139,000 barrels of oil per day.

     Leviathan also operates and owns interests in six strategically located multi-purpose platforms in the Gulf that have processing capabilities which complement Leviathan's pipeline operations and play a key role in the development of oil and natural gas reserves. See Items 1 and 2. "Business and Properties -- Offshore Platforms and Other Facilities."

     Leviathan owns an interest in four producing oil and natural gas leases in the Gulf. See Items 1 and 2. "Business and Properties -- Oil and Gas Properties."

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     Oil and natural gas sales totaled $31.4 million for the year ended December 31, 1998 as compared with $58.1 million for the same period in 1997. The decrease is attributable to (i) substantially lower realized oil and natural gas prices, (ii) decreased production as a result of two tropical storms and Hurricane Georges passing through the Gulf during the third quarter of 1998,
(iii) normal production declines from Leviathan's oil and natural gas properties and (iv) the lack of acceptable markets downstream of the Viosca Knoll system. The production decline attributable to the capacity constraints of the downstream transporter was alleviated during the third quarter of 1998. During the year ended December 31, 1998, Leviathan produced and sold 11,324 MMcf of natural gas and 540,000 barrels of oil at average prices of $2.01 per Mcf and $15.69 per barrel, respectively. During the same period in 1997, Leviathan produced and sold 19,792 MMcf of natural gas and 801,000 barrels of oil at average prices of $2.08 per Mcf and $20.61 per barrel, respectively.

     Revenue from gathering, transportation and platform services totaled $17.3 million for each of the years ended December 31, 1998 and 1997. The activity for 1998 remained consistent with the prior year as a result of an increase of $5.5 million in platform services revenue from Leviathan's East Cameron Block 373 platform which was placed in service in April 1998 offset by decreases of (i) $2.8 million related to the cessation of production in May 1997 from the only well connected to the Ewing Bank system, (ii) $1.9 million as a result of lower throughput on the Green Canyon system and the contribution of a significant portion of the Manta Ray system to Manta Ray Offshore on January 17, 1997 resulting in revenue from these assets being included in equity in earnings for the entire year ended December 31, 1998 as compared with a portion of the year ended December 31, 1997 and (iii) $0.8 million in platform revenue services from Leviathan's VK 817 Platform as a result of lower oil and natural gas volumes processed on the platform due to capacity constraints of the downstream transporter which was alleviated during the third quarter of 1998. Throughput volumes for Leviathan's wholly-owned gathering systems decreased approximately 8% for the year ended December 31, 1998 as compared with the same period in 1997.

     Revenue from Leviathan's joint ventures, the Equity Investees, totaled $26.7 million for the year ended December 31, 1998 as compared with $29.3 million for the same period in 1997. The decrease of $2.6 million primarily reflects decreases of (i) $6.7 million related to nonrecurring start-up costs, changes in prior period estimates and a change in equity ownership of Nautilus and Manta Ray Offshore and (ii) $2.5 million related to Stingray and HIOS as a result of increased maintenance costs and decreased throughput offset by an increase of $6.6 million from Poseidon, Viosca Knoll, UTOS and West Cameron Dehy as a result of increased throughput. Total natural gas throughput volumes for the Equity Investees increased approximately 20% from the year ended December 31, 1997 to the same period in 1998 primarily as a result of increased throughput on the Viosca Knoll, UTOS, Nautilus and Manta Ray Offshore systems. Oil volumes from Poseidon totaled 35.6 million barrels and 19.0 million barrels for the year ended December 31, 1998 and 1997, respectively. The Equity Investees were impacted by two tropical storms and Hurricane Georges passing through the Gulf during the third quarter of 1998.

     Operating expenses totaled $11.4 million for each of the years ended December 31, 1998 and 1997. The 1998 activity remained consistent with the prior year as a result of lower operating and transportation costs associated with Leviathan's oil and natural gas properties offset by higher operating costs associated with the East Cameron Block 373 platform placed in service in April 1998, the acquisition of the Ship Shoal Block 331 platform in August 1998 and additional activities associated with the Ship Shoal Block 332 platform.

     Depreciation, depletion and amortization totaled $29.3 million for the year ended December 31, 1998 as compared with $46.3 million for the same period in 1997. The decrease of $17.0 million reflects decreases of (i) $14.0 million in depreciation and depletion on oil and natural gas wells and facilities located on the Viosca Knoll Block 817, Garden Banks Block 72 and the Garden Banks Block 117 as a result of decreased production from these leases and slightly lower estimated abandonment obligations and (ii) $3.0 million in depreciation on pipelines, platforms and facilities as a result of Leviathan fully depreciating its investment in the Ewing Bank and Ship Shoal systems in June 1997 offset by depreciation on Leviathan's East Cameron Block 373 and Ship Shoal Block 331 platforms placed in service in 1998.

     Impairment, abandonment and other totaled ($1.1 million) for the year ended December 31, 1998 and represented the excess of accrued costs over actual costs incurred associated with the abandonment of Leviathan's Ewing Bank flowlines. Impairment, abandonment and other totaled $21.2 million for the year ended December 31, 1997 and consisted of a non-recurring charge to reserve Leviathan's investment in certain gathering facilities and other assets associated with Tatham Offshore's Ewing Bank 914 #2 well and Ship Shoal Block 331 property, to accrue Leviathan's abandonment obligations associated with the gathering facilities serving these properties, to reserve Leviathan's noncurrent receivable related to the prepayment of the demand charge obligations under certain agreements related to the Ewing Bank and Ship Shoal leases and to accrue certain abandonment obligations associated with its oil and natural gas properties. See Items 1 and 2. "Business and Properties -- Natural Gas and Oil Pipelines -- Oil and Natural Gas Supply" and "Notes to Consolidated Financial Statements -- Note 8 -- Related Party Transactions -- Platform Access and Transportation Agreements" located elsewhere in this Annual Report.

     General and administrative expenses, including the management fee allocated from the General Partner, totaled $16.2 million for the year ended December 31, 1998 as compared with $14.7 million for the same period in 1997. The increase of $1.5 million reflects increases of (i) $1.0 million in management fees allocated by the General Partner to Leviathan as a result of increased construction and operational activities of Leviathan and (ii) $0.5 million in direct general and administrative expenses of Leviathan primarily related to the vesting and appreciation of unit rights to certain officers and employees of Leviathan. See
Item 11. "Executive Compensation -- Unit Rights Appreciation Plan" and "Notes to Consolidated Financial Statements -- Note 7 -- Partners' Capital -- Unit Appreciation Rights Plan" located elsewhere in this Annual Report.

     Interest income and other totaled $0.8 million for the year ended December 31, 1998 as compared with $1.5 million for the same period in 1997.

     Interest and other financing costs, net of capitalized interest, for the year ended December 31, 1998 totaled $20.2 million as compared with $14.2 million for the same period in 1997. During the year ended

December 31, 1998 and 1997, Leviathan capitalized $1.1 million and $1.7 million, respectively, of interest costs in connection with construction projects and drilling activities in progress during such periods. During the years ended December 31, 1998 and 1997, Leviathan had outstanding indebtedness averaging approximately $288.0 million and $232.5 million, respectively.

     Net income for the year ended December 31, 1998 totaled $0.7 million, or $0.02 per Unit, as compared with a net loss of $1.1 million, or $0.06 per Unit, for the year ended December 31, 1997 as a result of the items discussed above.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     Oil and natural gas sales totaled $58.1 million for the year ended December 31, 1997 as compared with $47.1 million for the year ended December 31, 1996. The increase of $11.0 million is attributable to increased production from Leviathan's oil and natural gas properties as a result of initiating full production from Viosca Knoll Block 817 in March 1996, Garden Banks Block 72 in May 1996 and Garden Banks Block 117 in July 1996. During the year ended December 31, 1997, Leviathan produced and sold 19,792 MMcf of natural gas and 801,000 barrels of oil at average prices of $2.08 per Mcf and $20.61 per barrel, respectively. During 1996, Leviathan produced and sold 15,730 MMcf of natural gas and 393,000 barrels of oil at average prices of $2.37 per Mcf and $21.76 per barrel, respectively.

     Revenue from gathering, transportation and platform services totaled $17.3 million for the year ended December 31, 1997 as compared with $24.0 million for the year ended December 31, 1996. The decrease of $6.7 million reflects decreases of (i) $7.6 million as a result of the contribution of a significant portion of the Manta Ray system to Manta Ray Offshore in January 1997 resulting in revenue from these assets being included in equity in earnings for the remainder of the year ended December 31, 1997 and (ii) $3.0 million related to lower throughput on the Ewing Bank system offset by increases of (i) $1.8 million in platform services from Leviathan's VK 817 Platform as a result of additional oil and natural gas volumes processed on the platform and (ii) $2.1 million from the Tarpon and Green Canyon systems primarily related to (x) the deregulation of the Tarpon system allowing Leviathan to recognize additional revenue during the current period related to the gathering fees collected in prior periods and (y) new production attached to these systems. Throughput volumes for Leviathan's wholly-owned gathering systems decreased 34% for the year ended December 31, 1997 as compared with the year ended December 31, 1996 primarily due to an 82% decline from the Ewing Bank system due to a downhole mechanical problem in May 1997 which caused Tatham Offshore's Ewing Bank 914 #2 well to be shut-in. See Items 1 and 2. "Business and Properties -- Natural Gas and Oil Pipelines -- Oil and Natural Gas Supply."

     Revenue from the Equity Investees totaled $29.3 million for the year ended December 31, 1997 as compared with $20.4 million for the year ended December 31, 1996. The increase of $8.9 million primarily reflects increases of (i) $2.9 million from Viosca Knoll and UTOS as a result of increased throughput, (ii) $1.6 million from POPCO, which placed Poseidon in service in three-phases, April 1996, December 1996 and December 1997, (iii) $0.4 million from West Cameron Dehy, (iv) $3.7 million from Manta Ray Offshore related to the Manta Ray assets contributed by Leviathan and (v) $2.2 million from Nautilus, primarily as a result of Nautilus recognizing as other income an allowance for funds used during construction, offset by (vi) a $1.9 million decrease in Stingray and HIOS as a result of increased maintenance costs during 1997. Total natural gas throughput volumes for the Equity Investees increased approximately 9% from 1996 to 1997 primarily as a result of increased throughput on the Viosca Knoll and UTOS systems as well as the addition of the Manta Ray Offshore system throughput as an Equity Investee, as discussed above. Oil volumes from Poseidon totaled
19.0 million barrels for the year ended December 31, 1997 as compared with 7.5 million barrels for the period from inception of operations in April 1996 through December 31, 1996.

     Operating expenses for the year ended December 31, 1997 totaled $11.4 million as compared with $9.1 million for the year ended December 31, 1996. The increase of $2.3 million is primarily attributable to additional maintenance costs related to the platforms operated by Leviathan and the operation by Leviathan of one additional oil and natural gas well during 1997.

     Depreciation, depletion and amortization totaled $46.3 million for the year ended December 31, 1997 as compared with $31.7 million for the year ended December 31, 1996. The increase of $14.6 million reflects an increase of $19.7 million in depreciation and depletion on the oil and natural gas wells and facilities located on Viosca Knoll Block 817, Garden Banks Block 72 and Garden Banks Block 117 as a result of increased production from these leases which initiated production in December 1995, May 1996 and July 1996, respectively, offset by a decrease of $5.1 million in depreciation on pipelines, platforms and facilities.

     Impairment, abandonment and other totaled $21.2 million for the year ended December 31, 1997 and consisted of a non-recurring charge to reserve Leviathan's investment in certain gathering facilities and other assets associated with Tatham Offshore's Ewing Bank 914 #2 well and Ship Shoal Block 331 property, to accrue Leviathan's abandonment obligations associated with the gathering facilities serving these properties, to reserve Leviathan's noncurrent receivable related to the prepayment of the demand charge obligations under certain agreements related to the Ewing Bank and Ship Shoal leases and to accrue certain abandonment obligations associated with its oil and gas properties. See Items 1 and 2. "Business and Properties -- Natural Gas and Oil Pipelines -- Oil and Natural Gas Supply" and "Notes to Consolidated Financial Statements -- Note 8 -- Related Party Transactions -- Platform Access and Transportation Agreements" located elsewhere in this Annual Report.

     General and administrative expenses, including the management fee allocated from Leviathan, totaled $14.7 million for the year ended December 31, 1997 as compared with $8.5 million for the year ended December 31, 1996. General and administrative expenses for the year ended December 31, 1996 were reduced by a one-time $1.4 million reimbursement from POPCO as a result of Leviathan's management of the initial construction of Poseidon. Excluding this one-time reimbursement by POPCO, general and administrative expenses for the year ended December 31, 1997 increased $4.7 million as compared to the year ended December 31, 1996. This increase reflects (i) a $1.5 million increase in management fees allocated by the General Partner to Leviathan as a result of increased construction and operational activities, (ii) a $3.6 million increase in direct general and administrative expenses of Leviathan primarily related to the appreciation and vesting of unit appreciation rights granted to certain officers and employees in 1995, 1996 and 1997 and (iii) a $0.4 million decrease in the reimbursement to DeepTech for certain tax liabilities pursuant to the management agreement with Leviathan. See "Notes to Consolidated Financial
Statements -- Note 8 -- Related Party Transactions -- Management Fees" and
"-- Note 7 -- Partners' Capital -- Unit Appreciation Rights Plan" located elsewhere in this Annual Report.

     Interest income and other totaled $1.5 million for the year ended December 31, 1997 as compared with $1.7 million for the year ended December 31, 1996.

     Interest and other financing costs, net of capitalized interest, for the year ended December 31, 1997 totaled $14.2 million as compared with $5.6 million for the year ended December 31, 1996. During the years ended December 31, 1997 and 1996, Leviathan capitalized $1.7 million and $11.9 million, respectively, of interest costs in connection with construction projects and drilling activities in progress during such periods. During the years ended December 31, 1997 and 1996, Leviathan had outstanding indebtedness averaging approximately $232.5 million and $181.4 million, respectively.

     Net loss for the year ended December 31, 1997 totaled $1.1 million, or $0.06 per Unit, as compared with net income of $38.7 million, or $1.57 per Unit, for the year ended December 31, 1996 as a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Sources of Cash. Leviathan intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash from operations and borrowings under the Leviathan Credit Facility (discussed below). However, depending on market and other factors, Leviathan may issue additional equity to raise cash or acquire assets, such as in the proposed acquisition of the additional interest in Viosca Knoll. Net cash provided by operating activities for the year ended December 31, 1998 totaled $25.7 million. At December 31, 1998, Leviathan had cash and cash equivalents of $3.1 million.

     Cash from operations is derived from (i) payments for gathering natural gas through Leviathan's 100% owned pipelines, (ii) platform access and processing fees, (iii) cash distributions from Equity Investees and (iv) the sale of oil and natural gas attributable to Leviathan's interest in its producing properties. Oil and natural gas properties are depleting assets and will produce reduced volumes of oil and natural gas in the future unless additional wells are drilled or recompletions of existing wells are successful. See Items 1 and 2. "Business and Properties -- Oil and Natural Gas Properties" for current rates from Leviathan's properties.

     Leviathan's cash flows from operations will be affected by the ability of each Equity Investee to make distributions. Distributions from such entities are also subject to the discretion of their respective management committees. Further, each of Stingray, POPCO and Viosca Knoll is party to a credit agreement under which it has outstanding obligations that may restrict the payments of distributions to its owners. Distributions to Leviathan from its Equity Investees during the year ended December 31, 1998 totaled $31.2 million.

     The Leviathan Credit Facility is a revolving credit facility currently providing for up to $375 million of available credit subject to customary terms and conditions, including certain debt incurrence limitations. Proceeds from the Leviathan Credit Facility are available to Leviathan for general partnership purposes, including financing of capital expenditures, for working capital, and subject to certain limitations, for paying distributions to the Unitholders. The Leviathan Credit Facility can also be utilized to issue letters of credit as may be required from time to time; however, no letters of credit are currently outstanding. The Leviathan Credit Facility matures in December 1999; is guaranteed by the General Partner and each of Leviathan's subsidiaries; and is collateralized by the Management Agreement between the General Partner and DeepTech as amended or supplemented from time to time, substantially all of the assets of Leviathan and the General Partner's 1% general partner interest in Leviathan and approximate 1% nonmanaging interest in certain subsidiaries of Leviathan. As of December 31, 1998, Leviathan had $338 million outstanding under its credit facility bearing interest at an average floating rate of 7.1% per annum. As of March 15, 1999, approximately $20 million of funds are available under the facility. Management believes it will be able to extend or refinance this credit facility on acceptable terms and conditions prior to its maturity.

     Viosca Knoll has a revolving credit facility, as amended, (the "Viosca Knoll Credit Facility") with a syndicate of commercial banks to provide up to $100 million for the addition of compression to and expansion of the Viosca Knoll system and for other working capital needs of Viosca Knoll, including funds for a one-time distribution of $25 million to its partners. Viosca Knoll's ability to borrow money under its credit facility is subject to certain customary terms and conditions, including borrowing base limitations. The Viosca Knoll Credit Facility is collateralized by all of Viosca Knoll's material contracts and agreements, receivables and inventory and matures on December 20, 2001. As of December 31, 1998, Viosca Knoll had $66.7 million outstanding under its credit facility bearing interest at an average floating rate of 6.7% per annum and had approximately $33.3 million of additional funds available under the facility.

     Prior to closing the acquisition of the additional interest in Viosca Knoll, both Leviathan and Viosca Knoll must obtain consent from their respective lenders. At such time, either or both of such credit facilities may be restructured.

     POPCO has a revolving credit facility, as amended, (the "POPCO Credit Facility") with a syndicate of commercial banks to provide up to $150 million for the construction and expansion of Poseidon and for other working capital needs of POPCO. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The POPCO Credit Facility is collateralized by a substantial portion of POPCO's assets and matures on April 30, 2001. As of December 31, 1998, POPCO had $131 million outstanding under its credit facility bearing interest at an average floating rate of 6.9% per annum and had approximately $19 million of additional funds available under the facility.

     In March 1998, Stingray amended an existing term loan agreement to provide for additional borrowings of up to $11.1 million and to extend the maturity date of the loan from December 31, 2000 to March 31, 2003. The amended agreement requires Stingray to make 18 quarterly principal payments of $1.6 million commencing December 31, 1998. The term loan agreement is principally collateralized by current and future natural gas transportation contracts between Stingray and its customers. As of December 31, 1998, Stingray had $26.9 million outstanding under its term loan agreement bearing interest at an average floating rate of 6.5% per annum.

     See Items 1 and 2. "Business and Properties -- Recent Developments -- Joint Venture Restructuring and New Pipeline Construction" for a discussion of the Western Gulf Credit Facility.

     Uses of Cash. Leviathan's capital requirements consist primarily of (i) quarterly distributions to holders of Preference Units and Common Units and to the General Partner, including Incentive Distributions, as applicable, (ii) expenditures for the maintenance of its pipelines and related infrastructure and the acquisition and construction of additional pipelines and related facilities for the gathering, transportation and processing of oil and natural gas in the Gulf, (iii) expenditures related to its producing oil and natural gas properties, (iv) expenditures relating to the acquisition and development of the Sunday Silence Property discussed in Items 1 and 2. "Business and
Properties -- Recent Developments -- Sunday Silence Property", (v) management fees and other operating expenses, (vi) contributions to Equity Investees as required to fund capital expenditures for new facilities and (vii) debt service on its outstanding indebtedness. During 1998, Leviathan expended $2.9 million for the abandonment of the Ewing Bank flowlines and $8.6 million for the accelerated vesting of the Unit Rights discussed in Item 11. "Executive Compensation -- Unit Rights Appreciation Plan."

     In January 1999, Leviathan declared a cash distribution of $0.275 per Preference Unit and $0.525 per Common Unit for the period from October 1, 1998 through December 31, 1998 which was paid on February 12, 1999 to all holders of record of Preference Units and Common Units as of January 29, 1999. See Item 5. "Market for Registrant's Common Stock and Related Unitholder Matters" for a summary and discussion of distributions. Leviathan believes that it will be able to continue to pay at least the current quarterly distributions of $0.275 per Preference Unit and $0.525 per Common Unit for the foreseeable future. At these distribution rates, the quarterly distributions total $15.6 million in respect of the Preference Units, Common Units and General Partner interest ($62.5 million on an annual basis, including $25.6 million to the General Partner). For the year ended December 31, 1998, Leviathan paid the General Partner Incentive Distributions totaling $11.1 million and paid an Incentive Distribution of $2.8 million to the General Partner in February 1999.

     In April 1998, Leviathan completed the construction and installation of a new platform and processing facilities at East Cameron Block 373 at a cost $30.2 million. See Items 1 and 2. "Business and Properties -- Recent Developments
 -- Construction of Multi-Purpose Platform."

     Leviathan anticipates that its capital expenditures and equity investments for 1999 will relate to continuing acquisition and construction activities, including the acquisition of the additional interest in Viosca Knoll. Leviathan anticipates funding such cash requirements primarily with available cash flow, borrowings under the Leviathan Credit Facility and, depending on the capital requirements and related market conditions, issuing additional debt and/or equity.

     Substantially all of the capital expenditures by POPCO, Viosca Knoll and Stingray were funded by borrowings under their respective credit facilities, and any future capital expenditures by POPCO, Viosca Knoll, Western Gulf and Stingray are anticipated to be funded by borrowings under their respective credit facilities. Leviathan's cash capital expenditures, including acquisition and development costs of the Sunday Silence Property, and equity investments for the year ended December 31, 1998 were $66.1 million. Leviathan has in the past contributed existing assets to joint ventures as partial consideration for its ownership interest therein and may in the future contribute existing assets, including cash, to new joint ventures as partial consideration for its ownership interest therein.

     Interest costs related to the Leviathan Credit Facility totaled $19.2 million for the year ended December 31, 1998. Leviathan capitalized $1.1 million of such interest costs in connection with construction projects and drilling activities in process during the year.

NEW ACCOUNTING STANDARDS

     Reporting on the Costs of Start-Up Activities. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This statement defines start-up activities, requires start-up and organization costs to be expensed as incurred and requires that any such costs that exist on the balance sheet be expensed upon adoption of this pronouncement. The statement is effective for fiscal years beginning after December 15, 1998. Leviathan does not expect the implementation of this statement to have a material effect on Leviathan's financial position or results of operations.

     Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as a hedge transaction. For fair-value hedge transactions in which Leviathan is hedging changes in an asset's, liability's or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which Leviathan is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. This statement is effective for fiscal years beginning after June 15, 1999. Leviathan has not yet determined the impact that the adoption of SFAS No. 133 will have on its financial position or results of operations.

     Accounting for Contracts Involved in Energy Trading and Risk Management Activities. In November 1998, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings and is effective for fiscal years beginning after December 15, 1998. Leviathan adopted the provisions of EITF 98-10 in January 1999 and does not believe that the application of this pronouncement will have a material impact on Leviathan's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Leviathan may utilize derivative financial instruments for purposes other than trading to manage its exposure to movements in interest rates and commodity prices. In accordance with procedures established by the Board of Directors, management monitors current economic conditions and evaluates its expectations of future prices and interest rates when making decisions with respect to risk management.

     Interest Rate Risk. Leviathan is exposed to some market risk due to the floating interest rate under the Leviathan Credit Facility. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Under the Leviathan Credit Facility, the remaining principal is due in December 1999, along with the final interest payment. As of December 31, 1998, the Leviathan Credit Facility had a principal balance of $338 million at an average floating interest rate of 7.1% per annum. A 1 1/2% increase in interest rates could result in a $5.1 million annual increase in interest expense on the existing principal balance. Leviathan is exposed to similar risk under the various Equity Investee credit facilities and loan agreements. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Management has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under the Leviathan Credit Facility or the various Equity Investee credit facilities and loan agreements.

     Commodity Price Risk. Leviathan hedges a portion of its oil and natural gas production to reduce its exposure to fluctuations in the market prices thereof. Leviathan uses commodity price swap transactions whereby monthly settlements are based on differences between the prices specified in the commodity price swap agreements and the settlement prices of certain futures contracts quoted on the New York Mercantile Exchange ("NYMEX") or certain other indices. Leviathan settles the commodity price swap transactions by paying the negative difference or receiving the positive difference between the applicable settlement price and the price specified in the contract. The commodity price swap transactions used by Leviathan differ from futures contracts in that there are no contractual obligation which requires or allows for the future delivery of the product. The credit risk from Leviathan's price swap contracts is derived from the counter-party to the transaction, typically a major financial institution. Management does not require collateral and does not anticipate non-performance by this counter-party, which does not transact a sufficient volume of transactions with Leviathan to create a significant concentration of credit risk. Gains or losses resulting from hedging activities and the termination of any hedging instruments are initially deferred and included as an increase or decrease to oil and natural gas sales in the period in which the hedged production is sold. For the year ended December 31, 1998, Leviathan recorded a net gain of $2.5 million related to hedging activities.

     As of December 31, 1998, Leviathan had open sales swap transactions for calendar 1999 of 10,000 MMbtu of natural gas per day at a fixed price to be determined at Leviathan's option equal to the February 1999 Natural Gas Futures Contract on NYMEX as quoted at any time during 1998 and January 1999, to and including the last two trading days of the February 1999 contract, minus $0.23 per MMbtu. In January 1999, Leviathan renegotiated this contract to provide for 10,000 MMbtu of natural gas per day for calendar 2000 at a fixed price to be determined at Leviathan's option equal to the February 2000 Natural Gas Futures Contract on NYMEX as quoted at any time during 1999 and January 2000, to and including the last two trading days of the February 2000 contract, minus $0.5450 per MMbtu.

     Additionally, Leviathan had open sales swap transactions of 10,000 MMbtu of natural gas per day at a fixed price to be determined at Leviathan's option equal to the January 2000 Natural Gas Futures Contract on NYMEX as quoted at any time during 1999, to and including the last two trading days of the January 2000 contract, minus $0.50 per MMbtu.

     If Leviathan had settled its open natural gas hedging positions as of December 31, 1998 based on the applicable settlement prices of the NYMEX futures contracts, Leviathan would have recognized a loss of approximately $2.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplementary Data required hereunder are included in this Annual Report as set in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

     The General Partner and Leviathan utilize the employees of and management services provided by El Paso and DeepTech under the Management Agreement. Leviathan reimburses the General Partner for reasonable general and administrative expenses, and other reasonable expenses, incurred by the General Partner and its affiliates, for or on behalf of Leviathan, including, without limitation, fees paid by the General Partner to DeepTech pursuant to the Management Agreement.

     Some of the officers and directors of the General Partner are also officers and directors of El Paso, DeepTech and their affiliates. Such officers and directors may spend a substantial amount of time managing the business and affairs of the General Partner and may face a conflict regarding the allocation of their time between Leviathan and the other business interests of the General Partner, El Paso, DeepTech and their affiliates. In performance of its fiduciary duties to Leviathan and its limited partners, the General Partner may retain, acquire and invest in businesses that compete with Leviathan, subject to certain limitations.

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

     The following table sets forth certain information as of March 1, 1999, regarding the executive officers and directors of the General Partner who provide services to Leviathan. Each executive officer of the General Partner serves Leviathan in the same office or offices each such officer holds with the General Partner. Directors are elected annually by the General Partner's sole stockholder, Leviathan Holding Company, and hold office until their successors are elected and qualified. Each executive officer named in the following table has been elected to serve until his successor is duly appointed or elected or until his earlier removal or resignation from office.

     There is no family relationship among any of the executive officers or directors of the General Partner, and, other than described herein, no arrangement or understanding exists between any executive officer and any other person pursuant to which he was or is to be selected as an officer.

          NAME             AGE                   POSITION(S)
          ----             ---                   -----------
William A. Wise..........  53    Director and Chairman of the Board
Grant E. Sims............  43    Director and Chief Executive Officer
James H. Lytal...........  41    Director and President
H. Brent Austin..........  44    Director and Executive Vice President
Robert G. Phillips.......  44    Director and Executive Vice President
Keith B. Forman..........  40    Vice President and Chief Financial Officer
D. Mark Leland...........  37    Vice President and Controller
Michael B. Bracy.........  57    Director
H. Douglas Church........  61    Director
Malcolm Wallop...........  66    Director

     Mr. Wise has served as Director and Chairman of the Board since August 1998, Chairman of the Board of El Paso since January 1994 and Chief Executive Officer of El Paso since January 1990. Mr. Wise has been President of El Paso from January 1990 until April 1996 and from July 1998 to the present. Mr. Wise served as President and Chief Operating Officer of El Paso from April 1989 to December 1989. From March 1987 until April 1989, Mr. Wise was an Executive Vice President of El Paso and a Senior Vice President of El Paso from January 1984 to February 1987. Mr. Wise is a member of the Board of Directors of Battle Mountain Gold Company and is Director and Chairman of the Board of El Paso Tennessee Pipeline Co.

     Mr. Sims has served as a Director of the General Partner since July 1995 and as Chief Executive Officer of Leviathan and the General Partner since August 1994. Mr. Sims served as President of Leviathan and the General Partner from March 1994 through June 1995. In addition, Mr. Sims has served as a Director and

Senior Vice President of DeepTech since July 1993 and served as a Director of Offshore Gas Marketing, Inc., a subsidiary of DeepTech, from December 1992 to March 1994. Prior to his employment with DeepTech, Mr. Sims spent ten years with Transco in various capacities, most recently directing Transco's non-jurisdictional natural gas activities.

     Mr. Lytal has served as a Director of the General Partner since August 1994 and as President of Leviathan and the General Partner since July 1995. He served as Senior Vice President of Leviathan and the General Partner from August 1994 to June 1995. Prior to joining Leviathan, Mr. Lytal was Vice President -- Business Development for American Pipeline Company from December 1992 to August 1994. Prior thereto, Mr. Lytal served as Vice President -- Business Development for United Gas Pipe Line Company from March 1991 to December 1992. Prior thereto, Mr. Lytal has served in various capacities in the oil and gas exploration and production and gas pipeline industries with Texas Oil and Gas, Inc. and American Pipeline Company from September 1980 to March 1991.

     Mr. Austin has served as a Director of the General Partner and as Executive Vice President of Leviathan and the General Partner since August 1998. Mr. Austin has served as an Executive Vice President of El Paso since May 1995 and as the Chief Financial Officer of El Paso since April 1992. He served as the Senior Vice President of El Paso from April 1992 to April 1995. He served as the Vice President, Planning and Treasurer of Burlington Resources Inc. ("Burlington") from November 1990 to March 1992 and Assistant Vice President, Planning of Burlington from January 1989 to October 1990. Mr. Austin is a member of the Board of Directors of El Paso Tennessee Pipeline Co.

     Mr. Phillips has served as a Director of the General Partner and as Executive Vice President of Leviathan and the General Partner since August 1998. Mr. Phillips has served as President of El Paso Field Services Company since June 1997. He served as President of El Paso Energy Resources Company from December 1996 to June 1997, President of El Paso Field Services Company from April 1996 to December 1996 and Senior Vice President of El Paso from September 1995 to April 1996. For more than five years prior thereto, Mr. Phillips was Chief Executive Officer of Eastex Energy, Inc.

     Mr. Forman has served as the Chief Financial Officer of Leviathan and the General Partner since January 1992 and served as a Director of the General Partner from July 1992 to August 1998. Prior to joining DeepTech, Mr. Forman served as Vice President of the Natural Gas Pipeline Group of Manufacturers Hanover Trust Company which he joined in 1982. His account responsibility included interstate gas transmission companies and gas gathering companies.

     Mr. Leland has served as Vice President and Controller of Leviathan and the General Partner since August 1998 and as Vice President of El Paso Field Services Company since September 1997. He served as Director of Business Development for El Paso Field Services Company from September 1994 to September 1997. For more than five years prior thereto, Mr. Leland served in various capacities in the finance and accounting functions of El Paso.

     Mr. Bracy has served as a Director of the General Partner since October 1998. From January 1993 to August 1997, Mr. Bracy served as a Director, Executive Vice President and Chief Financial Officer of NorAm Energy Corp. ("NorAm," formerly Arkla, Inc.) and as Executive Vice President and Chief Financial Officer of NorAm from December 1991 to January 1993. For seven years prior thereto, Mr. Bracy served in various executive capacities with NorAm. From December 1977 to October 1984, Mr. Bracy held various executive financial positions with El Paso and prior thereto, Mr. Bracy served in various capacities with The Chase Manhattan Bank. Mr. Bracy is a member of the Board of Directors of Itron, Inc.

     Mr. Church has served as a Director of the General Partner since January 1999. From January 1994 to December 1998, Mr. Church served as the Senior Vice President, Transmission, Engineering and Environmental for a subsidiary of, Duke Energy Corporation, Texas Eastern Transmission Company ("Texas Eastern"). For thirty-two years prior thereto, Mr. Church served in various engineering and operating capacities with Texas Eastern, Panhandle Eastern Corporation and Transwestern Pipeline Company. Mr. Church is a past member of the Board of Directors of Southern Gas Association and Boys and Girls Country of Houston, Inc. (Chairman).

     Mr. Wallop has served as a Director of the General Partner since August 1998 and as a Director of El Paso since January 1995. Since January 1995, Mr. Wallop has served as President for Frontiers of Freedom Foundation, a political foundation. For eighteen years prior to 1995, Mr. Wallop was a member of the United States Senate. He is a member of the Board of Directors of Hubbell Inc. and Sheridan State Bank.

COMPENSATION OF DIRECTORS

     Directors of the General Partner are entitled to reimbursement for their reasonable out-of-pocket expenses in connection with their travel to and from, and attendance at, meetings of the Board or committees thereof. Mr. Paul Thompson III, Mr. George L. Ball and Mr. William A. Bruckmann, III, directors of the General Partner until their resignation on August 14, 1998, were paid an annual fee of $36,000 plus $1,000 per meeting attended. Current non-employee directors are paid an annual fee of $30,000. Officers of the General Partner are elected by, and serve at the discretion of, the Board.

     Pursuant to the former Leviathan non-employee director compensation arrangements, Leviathan was obligated to pay each non-employee director 2 1/2% of the General Partner's Incentive Distribution as a profit participation fee. During the year ended December 31, 1998, Leviathan paid the Messrs. Thompson, Ball and Bruckmann a total of $0.6 million as a profit participation fee. In connection with the Merger, Messrs. Thompson, Ball and Bruckmann resigned and the compensation arrangements were terminated.

     In August 1998, Leviathan adopted the 1998 Unit Option Plan for Non-Employee Directors (the "Director Plan") to provide the General Partner with the ability to issue unit options to attract and retain the services of knowledgeable directors. Unit options to purchase a maximum of 100,000 Common Units of Leviathan may be issued pursuant to the Director Plan. Under the Director Plan, Leviathan granted (i) 1,500 unit options to Mr. Wallop in August 1998 to acquire an equal number of Common Units at $27.34375 per unit, (ii) 1,500 unit options to Mr. Bracy in October 1998 to acquire an equal number of Common Units at $25.00 per unit and (iii) 1,500 unit options to Mr. Church in January 1999 to acquire an equal number of Common Units at $20.625 per unit. Each unit option vests immediately at the date of grant and shall expire ten years from such date, but shall be subject to earlier termination in the event that Messrs. Wallop, Bracy and Church cease to be a director of the General Partner for any reason, in which case the unit options expire 36 months after such date except in the case of death, in which case the unit options expire 12 months after such date. The Director Plan is administered by a management committee consisting of the Chairman of the Board and such other senior officers of the General Partner or its affiliates as the Chairman of the Board shall designate.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Bracy, Church and Wallop, who are neither officers nor employees of the General Partner or any of its affiliates, currently serve as the Compensation Committee of the Board (the "Compensation Committee"). Mr. Wallop is a director of El Paso. Prior to August 14, 1998, Leviathan had not appointed or empowered a Compensation Committee and, as such, the Board served in this capacity. The Compensation Committee administers and interprets the Omnibus Plan. See Item 11. "Executive Compensation -- Omnibus Plan."

AUDIT AND CONFLICTS COMMITTEE

     Currently, Messrs. Bracy, Church and Wallop, who are neither officers nor employees of the General Partner nor any of its affiliates, serve as the Audit and Conflicts Committee of the Board of Directors of the General Partner and of Leviathan (the "Audit and Conflicts Committee"). Mr. Wallop is a director of El Paso. Through August 14, 1998, Messrs. Thompson, Ball and Bruckmann, who were neither officers nor employees of the General Partner nor any of its affiliates, served as the Audit and Conflicts Committee.

     The Audit and Conflicts Committee provides two primary services. First, it advises the Board of Directors in matters regarding the system of internal controls and the annual independent audit, and reviews policies and practices of the General Partner and Leviathan. Second, the Audit and Conflicts Committee at the request of the General Partner, reviews specific matters as to which the General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to Leviathan. Except as otherwise required by the rules of the NYSE, the Audit and Conflicts Committee only reviews matters concerning potential conflicts of interest at the request of the General Partner, which has sole discretion to determine which such matters to submit to such Committee. Any such matters approved by a majority vote of the Audit and Conflicts Committee will be conclusively deemed (i) to be fair and reasonable to Leviathan, (ii) approved by all limited partners of Leviathan and
(iii) not a breach by the General Partner of any duties it may owe to Leviathan. However, it is possible that such procedure in itself may constitute a conflict of interest.

COMPENSATION OF THE GENERAL PARTNER

     The General Partner receives no remuneration in connection with its management of Leviathan other than: (i) distributions in respect of its general and limited partner interests in Leviathan and its nonmanaging interest in certain subsidiaries of Leviathan; (ii) Incentive Distributions in respect of its general partner interest, as provided in the Partnership Agreement and (iii) reimbursement for all direct and indirect costs and expenses incurred on behalf of Leviathan, all selling, general and administrative expenses incurred by the General Partner for or on behalf of Leviathan and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, Leviathan, including, but not limited to the management fees paid by the General Partner to DeepTech under the Management Agreement.

LIMITATIONS ON DIRECTORS' AND OFFICERS' LIABILITY; INDEMNIFICATION

     The Certificate of Incorporation of the General Partner limits the liability of the directors of the General Partner to the General Partner or its stockholder (in their capacity as directors but not in their capacity as officers) to the fullest extent permitted by the Delaware General Corporation Law (the "DGCL"). Accordingly, pursuant to the terms of the DGCL as presently in effect, directors of the General Partner will not be personally liable for monetary damages for breach of a director's fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the General Partner or its stockholder, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the DGCL or (iv) for any transaction from which the director derived an improper personal benefit. The Certificate of Incorporation also provides that if the DGCL is amended after the approval of the Certificate of Incorporation to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the General Partner will be eliminated to the full extent permitted by the DGCL, as so amended.

     In addition, the Amended and Restated By-laws of the General Partner (as amended and restated, the "By-laws"), in substance, require the General Partner to indemnify each person who is or was a director, officer, employee or agent of the General Partner to the full extent permitted by the laws of the State of Delaware in the event he is involved in legal proceedings by reason of the fact that he is or was a director, officer, employee or agent of the General Partner, or is or was serving at the General Partner's request as a director, officer, employee or agent of the General Partner and its subsidiaries, another corporation, partnership or other enterprise. The General Partner is also required to advance to such persons payments incurred in defending a proceeding to which indemnification might apply, provided the recipient provides an undertaking agreeing to repay all such advanced amounts if it is ultimately determined that he is not entitled to be indemnified. In addition, the By-laws specifically provide that the indemnification rights granted thereunder are non-exclusive.

     The General Partner has entered into indemnification agreements with certain of its current and past directors providing for indemnification to the full extent permitted by the laws of the State of Delaware. These agreements provide for specific procedures to assure the directors' rights to indemnification, including procedures for directors to submit claims, for determination of directors' entitlement to indemnification (including the allocation of the burden of proof and selection of a reviewing party) and for enforcement of directors' indemnification rights.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling Leviathan or the General Partner pursuant to the foregoing, Leviathan and the General Partner have been informed that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the General Partner's directors, certain officers and beneficial owners of more than 10% of a registered class of Leviathan's equity securities to file reports of ownership and reports of changes in ownership with the Commission and the NYSE. Directors, officers and beneficial owners of more than 10% of Leviathan's equity securities are also required by Commission regulations to furnish Leviathan with copies of all such reports that are filed. Based on Leviathan's review of copies of such forms and amendments, Leviathan believes its directors, executive officers and greater than 10% beneficial owners complied with all filing requirements during the year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     The executive officers of the General Partner and Leviathan are compensated by El Paso (and were compensated by DeepTech) and do not receive compensation from the General Partner or Leviathan for their services in such capacities with the exception of awards pursuant to the Unit Rights Appreciation Plan and Omnibus Plan discussed below. However, the General Partner does make certain payments to DeepTech pursuant to the Management Agreement. See Item 10. "Directors and Executive Officers of the Registrant -- Compensation of Directors."

     Mr. Sims and Mr. Lytal entered into employment agreements with five year terms with El Paso, pursuant to which they would continue to serve as Chief Executive Officer and President, respectively, of the General Partner and Leviathan. However, pursuant to the terms of their respective employment agreements, Messrs. Sims and Lytal have the right to terminate such agreements upon thirty days notice and El Paso has the right to terminate such agreements under certain circumstances.

UNIT RIGHTS APPRECIATION PLAN

     In 1995, Leviathan adopted the Unit Rights Appreciation Plan (the "Plan") to provide Leviathan with the ability of making awards of unit rights to certain officers and employees of the General Partner or its affiliates as an incentive for these individuals to continue in the service of Leviathan or its affiliates. Under the Plan, Leviathan granted 1.2 million unit rights to certain officers and employees of the General Partner or its affiliates that provided for the right to purchase, or realize the appreciation of, a Preference Unit or a Common Unit (a "Unit Right"), pursuant to the provisions of the Plan. The Plan was administered by a committee of the Board of Directors comprised of two or more non-employee directors. The aggregate number of Unit Rights that could have been issued pursuant to the Plan could not exceed 400,000 Unit Rights per calendar year and 4 million Unit Rights over the term of the Plan, subject to adjustment. No participant could have be granted more than 400,000 Unit Rights in any calendar year. The exercise price covered by the Unit Rights granted pursuant to the Plan was the closing price of the Preference Units as reported on the NYSE on the date on which Unit Rights were granted pursuant to the Plan.

     The exercise prices covered by the Unit Rights granted pursuant to the Plan ranged from $15.6875 to $21.50, the closing prices of the Preference Units as reported on the NYSE on the grant date of the respective Unit Rights. As a result of the "change in control" occurring upon the closing of the Merger, the Unit Rights fully vested and the holders of the Unit Rights elected to be paid $8.6 million, the amount equal to the difference between the grant price of the Unit Rights and the average of the high and the low sales price of the Common Units on the date of exercise. Upon the exercise of all of the Unit Rights outstanding, the Plan was terminated. Leviathan replaced the Plan with the Omnibus Plan described below.

OMNIBUS PLAN

     In August 1998, Leviathan adopted the 1998 Omnibus Compensation Plan (the "Omnibus Plan") to provide the General Partner with the ability to issue unit options to attract and retain the services of knowledgeable officers and key management personnel. Unit options to purchase a maximum of 3 million Common Units may be issued pursuant to the Omnibus Plan. The Plan is administered by the Compensation Committee of the Board. The Compensation Committee shall interpret the Omnibus Plan, shall prescribe, amend and rescind rules relating to it, select eligible participants, make grants to participants who are not
Section 16 insiders pursuant to the Exchange Act, and shall take all other actions necessary for the Omnibus Plan administration, which actions shall be final and binding upon all the participants.

     In August 1998, Leviathan granted 930,000 unit options to employees of the General Partner to purchase an equal number of Common Units at $27.1875 per unit pursuant to the Omnibus Plan. These unit options, none of which are exercisable, remain outstanding as of March 1, 1999.

REPORT FROM COMPENSATION COMMITTEE REGARDING EXECUTIVE COMPENSATION

     The duty of members of the Compensation Committee is to administer the Omnibus Plan. The Compensation Committee is responsible for establishing appropriate compensation goals for the knowledgeable officers and key management personnel working for the General Partner and Leviathan and evaluating the performance of such officers and personnel in meeting such goals and making recommendations to the Board with regard to compensation via the Omnibus Plan.

     The goals of the Compensation Committee in administering the Omnibus Plan are as follows:

          (1) To fairly compensate the knowledgeable officers and key management personnel working for the General Partner and Leviathan and its affiliates for their contributions to Leviathan's short-term and long-term performance.

          (2) To allow the General Partner and Leviathan to attract, motivate and retain the management personnel necessary to Leviathan's success by providing an Omnibus Plan comparable to that offered by companies with which Leviathan competes for such management personnel.

     The elements of the Omnibus Plan described above are implemented and periodically reviewed and adjusted by the Compensation Committee. The awards made under the Omnibus Plan are determined based on individual performance, experience and comparison with awards made by Leviathan's industry peers and other companies in similar industries with comparable revenue while linking such awards to Leviathan's achievement of certain financial goals. The Compensation Committee confirmed that the awards made under the Omnibus Plan over the last several months were consistent with the Compensation Committee's stated objective.

                                                                Michael B. Bracy
                                                               H. Douglas Church
                                                                  Malcolm Wallop

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the annual compensation earned by Leviathan's Chief Executive Officer and each of its other four most highly compensated executive officers whose annual salary and bonus during the year ended December 31, 1998 exceeded $100,000 (collectively, the "Named Officers"):

                                                                                                  LONG-TERM COMPENSATION
                                                             ANNUAL COMPENSATION(2)                       AWARDS
                                                  --------------------------------------------   -------------------------
                                                                   MARKET VALUE   OTHER ANNUAL                 ALL OTHER
            NAME/PRINCIPAL               FISCAL   SALARY   BONUS     OF UNITS     COMPENSATION    OPTIONS     COMPENSATION
               POSITION                   YEAR     ($)      ($)       ISSUED          ($)           (#)           ($)
            --------------               ------   ------   -----   ------------   ------------   ----------   ------------
Grant E. Sims..........................   1998     --       --         --             --         215,000(3)       --
Chief Executive Officer                   1997     --       --         --             --         125,000(4)       --
                                          1996     --       --         --             --          90,000(4)       --
James H. Lytal.........................   1998     --       --         --             --         215,000(3)       --
President                                 1997     --       --         --             --         125,000(4)       --
                                          1996     --       --         --             --          90,000(4)       --
Keith B. Forman........................   1998     --       --         --             --         215,000(3)       --
Chief Financial Officer                   1997     --       --         --             --         125,000(4)       --
                                          1996     --       --         --             --          90,000(4)       --
John H. Gray(1)........................   1998     --       --         --             --                 --       --
Chief Operating Officer                   1997     --       --         --             --         125,000(4)       --
                                          1996     --       --         --             --          90,000(4)       --
Donald V. Weir(1)......................   1998     --       --         --             --                 --       --
Vice President                            1997     --       --         --             --                 --       --
                                          1996     --       --         --             --                 --       --
T. Darty Smith.........................   1998     --       --         --             --          70,000(3)       --
Vice President                            1997     --       --         --             --          50,000(4)       --
                                          1996     --       --         --             --          20,000(4)       --
Bart H. Heijermans.....................   1998     --       --         --             --          40,000(3)       --
Vice President                            1997     --       --         --             --                 --       --
                                          1996     --       --         --             --                 --       --

---------------

(1) John H. Gray, former Chief Operating Officer of the General Partner, and Donald V. Weir, former Vice President of the General Partner, resigned their positions in connection with the consummation of the Merger on August 14, 1998. See Items 1 and 2. "Business and Properties -- Recent
    Developments -- Merger."

(2) Other than awards made under Leviathan's incentive arrangements, all other compensation was paid by El Paso and/or DeepTech.

(3) Issued pursuant to the Omnibus Plan. See "-- Omnibus Plan."

(4) Issued pursuant to the Plan. See "-- Unit Appreciation Rights Plan."

OPTION GRANTS

     The following table sets forth certain information concerning the unit options granted to the Named Officers during the year ended December 31, 1998:

                                                                                                       POTENTIAL REALIZABLE
                                                             PERCENT OF                                  VALUE AT ASSUMED
                                          NUMBER OF UNITS      TOTAL                                   ANNUAL RATES OF UNIT
                                             OF COMMON        OPTIONS                                 PRICE APPRECIATION FOR
                                               UNITS         GRANTED TO    EXERCISE OR                      OPTION TERM
                                            UNDERLYING      EMPLOYEES IN   BASE PRICE    EXPIRATION   -----------------------
                  NAME                    OPTIONS GRANTED   FISCAL YEAR      ($/SH)         DATE        5%($)        10%($)
                  ----                    ---------------   ------------   -----------   ----------   ----------   ----------
Grant E. Sims...........................    215,000(1)          23%         $27.1875     8/14/2008    $3,676,086   $9,315,923
James H. Lytal..........................    215,000(1)          23%         $27.1875     8/14/2008    $3,676,086   $9,315,923
Keith B. Forman.........................    215,000(1)          23%         $27.1875     8/14/2008    $3,676,086   $9,315,923
T. Darty Smith..........................     70,000(1)           8%         $27.1875     8/14/2008    $1,196,865   $3,033,091
Bart H. Heijermans......................     40,000(1)           4%         $27.1875     8/14/2008    $  683,923   $1,733,195

---------------

(1) These unit options were issued pursuant to the Omnibus Plan and are not immediately exercisable. One half of the unit options are considered vested and exercisable 1 year after at the date of grant and the remaining one-half of the units options are considered vested and exercisable 1 year after the first anniversary of the date of grant. The unit options shall expire 10 years from such grant date, but shall be subject to earlier termination in the event that a participant ceases employment with the General Partner for retirement or disability, in which case the unit options expire 36 months after such date; for termination without cause, 1 year after such date; for voluntary termination, 3 months after such date; and death, 12 months after such date.

OPTION EXERCISES AND YEAR-END VALUE TABLE

     The following table sets forth certain information concerning the unit options held by the Named Officers at December 31, 1998 or exercised by the Named Officers during the year then ended:

                                                                                              VALUE OF
                                                                                             UNEXERCISED
                                                                                            IN-THE-MONEY
                                                                                          OPTIONS AT FISCAL
                                                                          NUMBER OF           YEAR-END
                                     SHARES ACQUIRED       VALUE         EXERCISABLE/       EXERCISABLE/
               NAME                  ON EXERCISE(#)     REALIZED($)    UNEXERCISABLE(2)     UNEXERCISABLE
               ----                  ---------------   -------------   ----------------   -----------------
Grant E. Sims......................    215,000(1)      $1,745,938(1)      --/215,000           $--/$--
James H. Lytal.....................    215,000(1)       1,745,938(1)      --/215,000            --/ --
Keith B. Forman....................    215,000(1)       1,745,938(1)      --/215,000            --/ --
T. Darty Smith.....................     70,000(1)         416,875(1)       --/70,000            --/ --
Bart H. Heijermans.................            --                 --       --/40,000            --/ --

---------------

(1) As a result of the "change of control" occurring upon the closing of the Merger, the Unit Rights issued pursuant to the Plan fully vested and the holders of the Unit Rights elected to be paid the amount equal to the difference between the grant price of the Unit Right and the average of the high and the low sales price of the Common Units on the date of exercise.

(2) All unexercisable options in this column relate to options issued pursuant to the Omnibus Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 1, 1999, the beneficial ownership of the outstanding equity securities of each of Leviathan, by (i) each person who is known to Leviathan to beneficially own more than 5% of the outstanding Units of Leviathan, (ii) each director of the General Partner and
(iii) all directors and executive officers of the General Partner as a group.

                                                            COMMON UNITS       PREFERENCE UNITS
                                                          -----------------    -----------------
                    BENEFICIAL OWNER                      NUMBER    PERCENT    NUMBER    PERCENT
                    ----------------                      ------    -------    ------    -------
General Partner/El Paso(1)..............................     (1)       (1)      --         --
Grant E. Sims...........................................  33,000(2)     *       --         --
James H. Lytal..........................................   1,050(3)     *       --         --
Keith B. Forman.........................................   1,000        *       --         --
Robert G. Phillips......................................   1,000        *       --         --
William A. Wise.........................................     --        --       --         --
H. Brent Austin.........................................     --        --       --         --
D. Mark Leland..........................................     --        --       --         --
Michael B. Bracy........................................   1,500(4)     *       --         --
H. Douglas Church.......................................   1,500(4)     *       --         --
Malcolm Wallop..........................................   1,500(4)     *       --         --
Executive officers and directors of Leviathan as a group
  (10 persons)..........................................  36,050        *       --         --

---------------

 *  Less than 1%.

(1) The address for the General Partner and El Paso is El Paso Energy Building, 1001 Louisiana Street, Houston, Texas 77002. All of the General Partner's outstanding common stock, par value $0.10 per share, is indirectly owned by El Paso. The General Partner has no other class of capital stock outstanding. The General Partner, through its ownership of 6,291,894 Common Units, its 1% general partner interest in Leviathan and its approximate 1% nonmanaging interest in certain subsidiaries of Leviathan, owned a 27.3% effective interest in Leviathan.

(2) Mr. Sims disclaims beneficial ownership of 2,000 common units held in trust for his 18 year old son.

(3) Mr. Lytal may be deemed to be the beneficial owner of 34 Common Units owned by Mr. Lytal's son, a minor.

(4) Includes the option to acquire 1,500 Common Units pursuant to the Director Plan. See Item 10. "Directors and Executive Officers of the
    Registrant -- Compensation of Directors."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A discussion of certain agreements, arrangements and transactions between or among Leviathan, the General Partner, DeepTech, Tatham Offshore and certain other related parties is summarized in Leviathan's "Notes to Consolidated Financial Statements -- Note 4 -- Oil and Natural Gas Properties," "-- Note 8 -- Related Party Transactions" and "-- Note 14 -- Subsequent Events" located elsewhere in this Annual Report. Also see Item 10. "Directors and Executive Officers of the Registrant -- Audit and Conflicts Committee."

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

        3.(a) Exhibits

              Each exhibit identified below is filed as a part of this Annual Report. Exhibits included in this filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          3.1            -- Certificate of Limited Partnership of Leviathan (filed as
                            Exhibit 3.1 to Leviathan's Registration Statement on Form
                            S-1, File No. 33-55642).
          3.2            -- Amended and Restated Agreement of Limited Partnership of
                            Leviathan (filed as Exhibit 10.41 to Amendment No. 1 to
                            DeepTech's Registration Statement on Form S-1, File No.
                            33-73538); Amendment Number 1 to the Amended and Restated
                            Agreement of Limited Partnership of Leviathan (filed as
                            Exhibit 10.1 to Leviathan's Current Report on Form 8-K
                            dated December 31, 1996).
          4.1            -- Form of Certificate Evidencing Preference Units
                            Representing Limited Partner Interests (filed as Exhibit
                            4.1 to Amendment No. 2 to Leviathan's Registration
                            Statement on Form S-1, File No. 33-55642).
          4.2            -- Form of Certificate Evidencing Common Units Representing
                            Limited Partner Interests (filed as Exhibit 4.2 to
                            Amendment No. 2 to Leviathan's Registration Statement on
                            Form S-1, File No. 33-55642).
         10.1            -- First Amended and Restated Management Agreement, dated
                            June 27, 1994 and effective as of July 1, 1992, between
                            DeepTech and the General Partner (filed as Exhibit 10.1
                            to DeepTech's Form 10-K for 1994, File No. 0-23934).
         10.2*           -- Sixth Amendment to First Amended and Restated Management
                            Agreement between DeepTech and the General Partner.

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.3            -- Second Amended and Restated Credit Agreement dated
                            December 13, 1996 among Leviathan, The Chase Manhattan
                            Bank, as administrative agent, ING (U.S.) Capital
                            Corporation, as co-arranger, and the banks and other
                            financial institutions from time to time party thereto
                            (filed as exhibit 10.24 to Leviathan's Form 10-K for
                            1996); First Amendment to Second Amended and Restated
                            Credit Agreement dated December 13, 1996 among Leviathan,
                            Several Lenders, The Chase Manhattan Bank, as
                            Administrative Agent, and ING (U.S.) Capital Corporation,
                            as Co-Arranger (filed as Exhibit 10.1 to Leviathan's Form
                            10-Q for the quarterly period ended March 31, 1998;
                            Second Amendment to Second Amended and Restated Credit
                            Agreement dated December 13, 1996 among Leviathan,
                            Several Lenders, The Chase Manhattan Bank, as
                            Administrative Agent, and ING (U.S.) Capital Corporation,
                            as Co-Arranger (filed as Exhibit 10.2 to Leviathan's Form
                            10-Q for the quarterly period ended March 31, 1998);
                            Amendment No. 3 dated as of August 12, 1998, to the
                            Second Amended and Restated Credit Agreement, dated as of
                            March 23, 1995, as amended and restated through December
                            13, 1996, among Leviathan Gas Pipeline Partners, L.P., a
                            Delaware limited partnership, the banks and other
                            financial institutions (the "Lenders"), The Chase
                            Manhattan Bank, a New York banking corporation, as
                            administrative agent, and ING (U.S.) Capital Corporation,
                            a Delaware corporation, as co-arranger for the Lenders
                            (filed as Exhibit 10.3 to Leviathan's Form 10-Q for the
                            quarterly period ended September 30, 1998).
         10.4*           -- Amendment No. 4 dated as of January 29, 1999, to the
                            Second Amended and Restated Credit Agreement, dated as of
                            March 23, 1995, as amended and restated through December
                            13, 1996, among Leviathan Gas Pipeline Partners, L.P., a
                            Delaware limited partnership, the banks and other
                            financial institutions (the "Lenders"), The Chase
                            Manhattan Bank, a New York banking corporation, as
                            administrative agent, and ING (U.S.) Capital Corporation,
                            a Delaware corporation, as co-arranger for the Lenders.
         10.5            -- Redemption Agreement dated February 27, 1998 between
                            Tatham Offshore, Inc. and Flextrend Development Company,
                            L.L.C., a subsidiary of Leviathan (filed as Exhibit 10.1
                            to Leviathan's Form 10-Q for the quarterly period ended
                            September 30, 1998).
         10.6            -- Contribution Agreement between Leviathan and El Paso
                            Field Services Company (filed as Exhibit A to Leviathan's
                            Schedule 14A (Rule 14A-101) Proxy Statement effective
                            February 9, 1998).
         10.7+           -- Leviathan 1998 Unit Option Plan for Non-Employee
                            Directors Effective as of August 14, 1998 (filed as
                            Exhibit 10.2 to Leviathan's Form 10-Q for the quarterly
                            period ended September 30, 1998).
         10.8+           -- Leviathan Unit Rights Appreciation Plan (filed as Exhibit
                            10.25 to Leviathan's Form 10-K for 1996).
         10.9*+          -- Leviathan 1998 Omnibus Compensation Plan, Amended and
                            Restated, Effective as of January 1, 1999.
         21*             -- List of Subsidiaries of Leviathan.
         24              -- Power of Attorney (included on the signature pages of
                            this Annual Report on Form 10-K).
         27*             -- Financial Data Schedule

        3.(b) Reports on Form 8-K

              None.

                               POWERS OF ATTORNEY

     The undersigned directors and executive officers of LEVIATHAN GAS PIPELINE COMPANY, as General Partner of LEVIATHAN GAS PIPELINE PARTNERS, L.P. hereby constitute and appoint H. Brent Austin and Britton White Jr., each of them, with full power to act without the other and with full power of substitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments (including post-effective amendments and amendments thereto) to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or either of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 1999.

                                        LEVIATHAN GAS PIPELINE PARTNERS, L.P.
                                                      (Registrant)

                                        By: LEVIATHAN GAS PIPELINE COMPANY,
                                           its General Partner

                                        By:        /s/ GRANT E. SIMS
                                           -------------------------------------
                                                       Grant E. Sims
                                                  Chief Executive Officer

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                 /s/ WILLIAM A. WISE                   Chairman of the Board and Director    March 29, 1999
-----------------------------------------------------
                   William A. Wise

                  /s/ GRANT E. SIMS                    Chief Executive Officer and           March 29, 1999
-----------------------------------------------------    Director
                    Grant E. Sims

                 /s/ KEITH B. FORMAN                   Chief Financial Officer and Vice      March 29, 1999
-----------------------------------------------------    President
                   Keith B. Forman

                 /s/ JAMES H. LYTAL                    President and Director                March 29, 1999
-----------------------------------------------------
                   James H. Lytal

                 /s/ D. MARK LELAND                    Vice President and Controller         March 29, 1999
-----------------------------------------------------    (Chief Accounting Officer)
                   D. Mark Leland

                 /s/ H. BRENT AUSTIN                   Executive Vice President and          March 29, 1999
-----------------------------------------------------    Director
                   H. Brent Austin

               /s/ ROBERT G. PHILLIPS                  Executive Vice President and          March 29, 1999
-----------------------------------------------------    Director
                 Robert G. Phillips

                /s/ MICHAEL B. BRACY                   Director                              March 29, 1999
-----------------------------------------------------
                  Michael B. Bracy

                /s/ H. DOUGLAS CHURCH                  Director                              March 29, 1999
-----------------------------------------------------
                  H. Douglas Church

                 /s/ MALCOLM WALLOP                    Director                              March 29, 1999
-----------------------------------------------------
                   Malcolm Wallop

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES:
  Report of Independent Accountants.........................  F-2
  Consolidated Balance Sheet as of December 31, 1998 and
     1997...................................................  F-3
  Consolidated Statement of Operations for the Years Ended
     December 31, 1998, 1997 and 1996.......................  F-4
  Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996.......................  F-5
  Consolidated Statement of Partners' Capital for the Years
     Ended December 31, 1996, 1997 and 1998.................  F-6
  Notes to Consolidated Financial Statements................  F-7

VIOSCA KNOLL GATHERING COMPANY:
  Report of Independent Accountants.........................  F-33
  Balance Sheet as of December 31, 1998 and 1997............  F-34
  Statement of Operations for the Years Ended December 31,
     1998, 1997 and 1996....................................  F-35
  Statement of Cash Flows for the Years Ended December 31,
     1998, 1997 and 1996....................................  F-36
  Statement of Partners' Capital for the Years Ended
     December 31, 1996, 1997 and 1998.......................  F-37
  Notes to Financial Statements.............................  F-38

HIGH ISLAND OFFSHORE SYSTEM, L.L.C.:
  Independent Auditors' Report..............................  F-43
  Statements of Financial Position as of December 31, 1998
     and 1997...............................................  F-44
  Statements of Income and Statements of Members' Equity for
     the Years Ended December 31, 1998, 1997 and 1996.......  F-45
  Statements of Cash Flows for the Years Ended December 31,
     1998, 1997 and 1996....................................  F-46
  Notes to the Financial Statements for the Years Ended
     December 31, 1998, 1997 and 1996.......................  F-47

POSEIDON OIL PIPELINE COMPANY, L.L.C.
  Report of Independent Public Accountants..................  F-50
  Balance Sheets -- December 31, 1998 and 1997..............  F-51
  Statements of Income for the Years Ended December 31, 1998
     and 1997 and for the Period from Inception (February
     14, 1996) through December 31, 1996....................  F-52
  Statements of Members' Equity for the Years Ended December
     31, 1998 and 1997 and for the Period from Inception
     (February 14, 1996) through December 31, 1996..........  F-53
  Statements of Cash Flows for the Years Ended December 31,
     1998 and 1997 and for the Period from Inception
     (February 14, 1996) through December 31, 1996..........  F-54
  Notes to Financial Statements -- December 31, 1998, 1997
     and 1996...............................................  F-55

NEPTUNE PIPELINE COMPANY, L.L.C.
  Report of Independent Public Accountants..................  F-59
  Consolidated Balance Sheet as of December 31, 1998 and
     1997...................................................  F-60
  Consolidated Statement of Income for the Years Ended
     December 31, 1998 and 1997.............................  F-61
  Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1998 and 1997.............................  F-62
  Statement of Members' Capital as of December 31, 1998 and
     1997...................................................  F-63
  Notes to Consolidated Financial Statements -- December 31,
     1998...................................................  F-64

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Unitholders of Leviathan Gas Pipeline Partners, L.P.
  and the Board of Directors and Stockholder of Leviathan Gas Pipeline Company, as General Partner

     In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, of cash flows and of partners' capital present fairly, in all material respects, the financial position of Leviathan Gas Pipeline Partners, L.P. and its subsidiaries ("Leviathan") at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of Leviathan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Houston, Texas
March 19, 1999

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  3,108    $  6,430
  Accounts receivable.......................................     1,482       1,953
  Accounts receivable from affiliates.......................     7,106       6,608
  Other current assets......................................       247         653
                                                              --------    --------
          Total current assets..............................    11,943      15,644
                                                              --------    --------
Equity investments..........................................   186,079     182,301
                                                              --------    --------
Property and equipment:
  Pipelines.................................................    64,464      78,617
  Platforms and facilities..................................   123,912      97,509
  Oil and natural gas properties, at cost, using successful
     efforts method.........................................   152,750     120,296
                                                              --------    --------
                                                               341,126     296,422
  Less accumulated depreciation, depletion, amortization and
     impairment.............................................    99,134      95,783
                                                              --------    --------
     Property and equipment, net............................   241,992     200,639
                                                              --------    --------
Investment in Tatham Offshore, Inc. (Notes 1 and 8).........        --       7,500
Other noncurrent assets.....................................     2,712       3,758
                                                              --------    --------
          Total assets......................................  $442,726    $409,842
                                                              ========    ========
            LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 10,429    $ 12,522
  Accounts payable to affiliates............................       738       1,032
  Notes payable.............................................   338,000          --
                                                              --------    --------
          Total current liabilities.........................   349,167      13,554
Deferred federal income taxes...............................       937       1,399
Notes payable...............................................        --     238,000
Other noncurrent liabilities................................    10,724      13,304
                                                              --------    --------
          Total liabilities.................................   360,828     266,257
                                                              --------    --------
Commitments and contingencies

Minority interest...........................................      (998)       (381)
                                                              --------    --------
Partners' capital:
  Preference unitholders' interest..........................     7,351     163,426
  Common unitholders' interest..............................    90,972     (15,400)
  General Partner's interest................................   (15,427)     (4,060)
                                                              --------    --------
                                                                82,896     143,966
                                                              --------    --------
          Total liabilities and partners' capital...........  $442,726    $409,842
                                                              ========    ========

    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per Unit amounts)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998        1997       1996
                                                              --------    --------    -------
Revenue:
  Oil and natural gas sales.................................  $    186    $    276    $   772
  Oil and natural gas sales to affiliates...................    31,225      57,830     46,296
  Gathering, transportation and platform services...........    13,924      10,029     13,974
  Gathering, transportation and platform services to
     affiliates.............................................     3,396       7,300     10,031
  Equity in earnings........................................    26,724      29,327     20,434
                                                              --------    --------    -------
                                                                75,455     104,762     91,507
                                                              --------    --------    -------
Costs and expenses:
  Operating expenses........................................    11,369      11,352      9,068
  Depreciation, depletion and amortization..................    29,267      46,289     31,731
  Impairment, abandonment and other.........................    (1,131)     21,222         --
  General and administrative expenses.......................     6,416       5,869        788
  Management fee and general and administrative expenses
     allocated from General Partner.........................     9,773       8,792      7,752
                                                              --------    --------    -------
                                                                55,694      93,524     49,339
                                                              --------    --------    -------
Operating income............................................    19,761      11,238     42,168
Interest income and other...................................       771       1,475      1,710
Interest and other financing costs..........................   (20,242)    (14,169)    (5,560)
Minority interest in (income) loss..........................       (15)          7       (427)
                                                              --------    --------    -------
Income (loss) before income taxes...........................       275      (1,449)    37,891
Income tax benefit..........................................       471         311        801
                                                              --------    --------    -------
Net income (loss)...........................................  $    746    $ (1,138)   $38,692
                                                              ========    ========    =======
Weighted average number of units outstanding................    24,367      24,367     24,367
                                                              ========    ========    =======
Basic and diluted net income (loss) per unit (Note 2).......  $   0.02(a) $  (0.06)   $  1.57
                                                              ========    ========    =======

---------------

(a) Excludes 933,000 outstanding unit options to purchase an equal number of Common Units of Leviathan as the exercise prices of the unit options were greater than the average market price of the Common Units (Note 7).

    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1997        1996
                                                            --------    --------    ---------
Cash flows from operating activities:
  Net income (loss).......................................  $    746    $ (1,138)   $  38,692
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Amortization of debt issue costs....................     2,128         960        1,351
      Depreciation, depletion and amortization............    29,267      46,289       31,731
      Impairment, abandonment and other...................    (1,131)     21,222           --
      Minority interest in income (loss)..................        15          (7)         427
      Equity in earnings..................................   (26,724)    (29,327)     (20,434)
      Distributions from equity investments...............    31,171      27,135       36,823
      Deferred income taxes and other.....................      (462)       (323)        (936)
      Other noncash items.................................      (310)     (1,596)      (6,560)
      Changes in operating working capital:
        Decrease (increase) in accounts receivable........       471       4,284       (3,442)
        (Increase) decrease in accounts receivable from
           affiliates.....................................      (498)      7,499       (7,512)
        Decrease (increase) in other current assets.......       406         206          (97)
        Decrease in accounts payable and accrued
           liabilities....................................    (9,108)     (5,247)     (23,190)
        (Decrease) increase in accounts payable to
           affiliates.....................................      (294)     (2,472)       3,326
                                                            --------    --------    ---------
          Net cash provided by operating activities.......    25,677      67,485       50,179
                                                            --------    --------    ---------
Cash flows from investing activities:
  Acquisition and development of oil and natural gas
     properties...........................................   (30,548)    (11,249)     (59,599)
  Additions to pipelines, platforms and facilities........   (27,368)    (30,708)     (30,095)
  Equity investments......................................    (8,195)         --      (12,027)
  Proceeds from sales of assets and other.................       487         188           --
                                                            --------    --------    ---------
          Net cash used in investing activities...........   (65,624)    (41,769)    (101,721)
                                                            --------    --------    ---------
Cash flows from financing activities:
  Decrease in restricted cash.............................        --         716           --
  Debt issue costs........................................      (928)        (93)      (2,843)
  Proceeds from notes payable.............................   129,000      65,000       89,220
  Repayments of notes payable.............................   (29,000)    (54,000)          --
  Distributions to partners...............................   (62,447)    (47,398)     (33,852)
                                                            --------    --------    ---------
          Net cash provided by (used in) financing
            activities....................................    36,625     (35,775)      52,525
                                                            --------    --------    ---------
Net (decrease) increase in cash and cash equivalents......    (3,322)    (10,059)         983
Cash and cash equivalents at beginning of year............     6,430      16,489       15,506
                                                            --------    --------    ---------
Cash and cash equivalents at end of year..................  $  3,108    $  6,430    $  16,489
                                                            ========    ========    =========

Supplemental disclosures to the statement of cash flows -- see Note 11.

    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)

                                   PREFERENCE   PREFERENCE    COMMON     COMMON       GENERAL
                                     UNITS      UNITHOLDERS   UNITS    UNITHOLDERS   PARTNER(a)      TOTAL
                                   ----------   -----------   ------   -----------   ----------     --------
Partners' capital at December 31,
  1995...........................    18,075      $ 192,225    6,292     $ (5,380)     $     (4)     $186,841
Net income for the year ended
  December 31, 1996..............        --         28,400       --        9,905           387        38,692
Cash distributions...............        --        (24,401)      --       (8,494)         (615)      (33,510)
                                    -------      ---------    ------    --------      --------      --------
Partners' capital at December 31,
  1996...........................    18,075        196,224    6,292       (3,969)         (232)      192,023
Net loss for the year ended
  December 31, 1997..............        --         (1,167)      --         (420)          449        (1,138)
Cash distributions...............        --        (31,631)      --      (11,011)       (4,277)      (46,919)
                                    -------      ---------    ------    --------      --------      --------
Partners' capital at December 31,
  1997...........................    18,075        163,426    6,292      (15,400)       (4,060)      143,966
Net income for the year ended
  December 31, 1998..............        --             63       --          541           142           746
Conversion of Preference Units
  into Common Units (Note 7).....   (17,058)      (127,842)   17,058     127,842            --            --
Cash distributions...............        --        (28,296)      --      (22,011)      (11,509)      (61,816)
                                    -------      ---------    ------    --------      --------      --------
Partners' capital at December 31,
  1998...........................     1,017      $   7,351    23,350    $ 90,972      $(15,427)(b)  $ 82,896
                                    =======      =========    ======    ========      ========      ========

---------------
(a) Leviathan Gas Pipeline Company owns a 1% general partner interest in Leviathan Gas Pipeline Partners, L.P.

(b) Pursuant to the terms of the Partnership Agreement, no partner shall have any obligation to restore any negative balance in its capital account upon liquidation of Leviathan. Therefore, any net gains from the dissolution of Leviathan's assets would be allocated first to any then-outstanding deficit capital account balance before any of the remaining net proceeds would be distributed to the partners in accordance with their ownership percentages.

    The accompanying notes are an integral part of this financial statement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION:

     Leviathan Gas Pipeline Partners, L.P., a publicly held Delaware limited partnership ("Leviathan"), is primarily engaged in the gathering, transportation and production of natural gas and crude oil in the Gulf of Mexico (the "Gulf"). Through its subsidiaries and joint ventures, Leviathan owns interests in significant assets, including (i) eight natural gas pipelines, (ii) a crude oil pipeline system, (iii) six strategically located multi-purpose platforms, (iv) a dehydration facility, (v) four producing oil and natural gas properties and (vi) one undeveloped oil and natural gas property.

     Leviathan Gas Pipeline Company, a Delaware corporation and the general partner of Leviathan (the "General Partner"), performs all management and operational functions of Leviathan and its subsidiaries. In August 1998, the General Partner became a wholly-owned indirect subsidiary of El Paso Energy Corporation ("El Paso") pursuant to El Paso's merger with DeepTech International Inc. ("DeepTech"), the indirect parent of the General Partner, as discussed below.

  Merger

     Effective August 14, 1998, El Paso completed the acquisition of DeepTech by merging a wholly-owned subsidiary of El Paso with and into DeepTech (the "Merger") pursuant to the Agreement and Plan of Merger dated as of February 27, 1998 (as amended, the "Merger Agreement"). The material terms of the Merger and the transactions contemplated by the Merger Agreement and other agreements as these agreements relate to Leviathan are as follows:

     (a) Prior to the Merger, Leviathan Holdings Company, which owns 100% of the General Partner, was owned 85% by DeepTech resulting in DeepTech owning an overall 23.2% effective interest in Leviathan. El Paso acquired the minority interests of Leviathan Holdings Company and two other subsidiaries of DeepTech primarily held by former DeepTech management for an aggregate of $55.0 million. As a result, El Paso owns 100% of the General Partner's interest in Leviathan and an overall 27.3% effective interest in Leviathan.

     (b) In June 1998, Tatham Offshore, Inc. ("Tatham Offshore"), an affiliate of Leviathan through August 14, 1998, canceled its reversionary interests in certain oil and natural gas properties owned by Leviathan (Note 4).

     (c) On August 14, 1998, Tatham Offshore transferred its remaining assets located in the Gulf to Leviathan in exchange for the 7,500 shares of Series B 9% Senior Convertible Preferred Stock (the "Senior Preferred Stock") issued by Tatham offshore (Note 8) and owned by Leviathan (the "Redemption Agreement"). Under the terms of the Redemption Agreement, Leviathan acquired all of Tatham Offshore's right, title and interest in and to Viosca Knoll Blocks 817 (subject to an existing production payment obligation), West Delta Block 35, the platform located at Ship Shoal Block 331 and other lease blocks not material to Leviathan's current operations. The net cash expenditure of Leviathan under the Redemption Agreement totaled $774,000 representing (i) $2,771,000 of abandonment costs relating to wells located at Ewing Bank Blocks 914 and 915 offset by (ii) $1,997,000 of net cash generated from the producing properties from January 1, 1998 through August 14, 1998. In addition, Leviathan assumed all remaining abandonment and restoration obligations associated with the platform and leases.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES:

  Principles of consolidation

     The accompanying consolidated financial statements include the accounts of those 50% or more owned subsidiaries controlled by Leviathan. The General Partner's approximate 1% nonmanaging interest in certain

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES subsidiaries of Leviathan represents the minority interest in Leviathan's consolidated financial statements. Investments in which Leviathan owns a 20% to 50% ownership interest are accounted for using the equity method. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts from the prior year have been reclassified to conform to the current year's presentation.

  Cash and cash equivalents

     All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

  Property and equipment

     Gathering pipelines, platforms and related facilities are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets which generally range from 5 to 30 years for the gathering pipelines and from 18 to 30 years for platforms and the related facilities. Repair and maintenance costs are expensed as incurred; additions, improvements and replacements are capitalized.

     Leviathan accounts for its oil and natural gas exploration and production activities using the successful efforts method of accounting. Under this method, costs of successful exploratory wells, development wells and acquisitions of mineral leasehold interests are capitalized. Production, exploratory dry hole and other exploration costs, including geological and geophysical costs and delay rentals, are expensed as incurred. Unproved properties are assessed periodically and any impairment in value is recognized currently as depreciation, depletion and amortization expense.

     Depreciation, depletion and amortization of the capitalized costs of producing oil and natural gas properties, consisting principally of tangible and intangible costs incurred in developing a property and costs of productive leasehold interests, are computed on the unit-of-production method. Unit-of-production rates are based on annual estimates of remaining proved developed reserves or proved reserves, as appropriate, for each property. Repair and maintenance costs are charged to expense as incurred; additions, improvements and replacements are capitalized.

     Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining depreciation provisions for gathering pipelines, platforms, related facilities and oil and natural gas properties. Other noncurrent liabilities at December 31, 1998 and 1997 include $10,724,000 and $9,158,0000, respectively, of accrued dismantlement, restoration and abandonment costs.

     Retirements, sales and disposals of assets are recorded by eliminating the related costs and accumulated depreciation, depletion and amortization of the disposed assets with any resulting gain or loss reflected in income.

     Leviathan evaluates impairment of its property and equipment in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires recognition of impairment losses on long-lived assets (including pipelines, proved properties, wells, equipment and related facilities) if the carrying amount of such assets, grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other assets, exceeds the estimated undiscounted future cash flows of such assets. Measurement of any impairment loss is based on the fair value of the assets.

  Capitalization of interest

     Interest and other financing costs are capitalized in connection with construction and drilling activities as part of the cost of the asset and amortized over the related asset's estimated useful life.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

  Debt issue costs

     Debt issue costs are capitalized and amortized over the life of the related indebtedness. Any unamortized debt issue costs are expensed at the time the related indebtedness is repaid or otherwise terminated.

  Revenue recognition

     Revenue from pipeline transportation of hydrocarbons is recognized upon receipt of the hydrocarbons into the pipeline systems. Revenue from oil and natural gas sales is recognized upon delivery in the period of production. Revenue from platform access and processing services is recognized in the period the services are provided.

  Income taxes

     Leviathan and its subsidiaries other than Tarpon Transmission Company ("Tarpon") are not taxable entities. However, the taxable income or loss resulting from the operations of Leviathan will ultimately be included in the federal and state income tax returns of the general and limited partners. Individual partners will have different investment bases depending upon the timing and price of acquisition of partnership units. Further, each partner's tax accounting, which is partially dependent upon his/her tax position, may differ from the accounting followed in the consolidated financial statements. Accordingly, there could be significant differences between each individual partner's tax basis and his/her share of the net assets reported in the consolidated financial statements. Leviathan does not have access to information about each individual partner's tax attributes in Leviathan, and the aggregate tax bases cannot be readily determined. Accordingly, management does not believe that, in Leviathan's circumstances, the aggregate difference would be meaningful information.

     Tarpon is, and Manta Ray Gathering Systems, Inc. ("Manta Ray") was, prior to its liquidation in May 1996, a subsidiary of Leviathan subject to federal corporate income taxation. Leviathan utilizes an asset and liability approach for accounting for income taxes of Tarpon and Manta Ray that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of other assets and liabilities. Resulting tax liabilities, if any, are borne by Leviathan.

  Net income per unit

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income (loss) attributable to the limited partners by the weighted average number of units outstanding during the period. Dilutive EPS reflects potential dilution and is computed by dividing net income (loss) attributable to the limited partners by the weighted average number of units outstanding during the period increased by the number of additional units that would have been outstanding if the dilutive potential units had been issued.

     Basic income (loss) per unit and diluted income (loss) per unit for Leviathan are the same for the years ended December 31, 1998, 1997 and 1996 as no dilutive potential units were outstanding during the respective periods. Leviathan includes the outstanding Preference Units in the basic and diluted net income (loss) per unit calculation as if the Preference Units had been converted into Common Units.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

     Basic and diluted net income (loss) per unit is calculated based upon the net income (loss) of Leviathan less an allocation of net income to the General Partner proportionate to its share of cash distributions and is calculated as follows (in thousands).

                                           YEAR ENDED DECEMBER 31, 1998    YEAR ENDED DECEMBER 31, 1997
                                           -----------------------------   ----------------------------
                                            LIMITED    GENERAL             LIMITED    GENERAL
                                           PARTNERS    PARTNER    TOTAL    PARTNERS   PARTNER    TOTAL
                                           ---------   --------   ------   --------   -------   -------
Net income (loss)(a).....................   $   738      $  8      $746    $(1,127)    $(11)    $(1,138)
Allocation to General Partner(b).........      (134)      134        --       (460)     460          --
                                            -------      ----      ----    -------     ----     -------
Allocation of net income (loss) as
  adjusted for Incentive Distributions...   $   604      $142      $746    $(1,587)    $449     $(1,138)
                                            =======      ====      ====    =======     ====     =======
Weighted average number of units
  outstanding............................    24,367                         24,367
                                            =======                        =======
Basic and diluted net income (loss) per
  unit...................................   $  0.02                        $ (0.06)
                                            =======                        =======

---------------

(a) Net income (loss) allocated 99% to the limited partners as holders of the Preference and Common Units and 1% to the General Partner.

(b) Represents allocation of net income to the General Partner proportionate to its share of each quarter's cash distributions which included Incentive Distributions (Note 7).

     For the year ended December 31, 1996, basic and diluted net income per unit was computed based upon the net income of Leviathan less an allocation of approximately 1% of Leviathan's net income to the General Partner. During 1996, the General Partner only received a 1% allocation of net income as Leviathan did not pay any Incentive Distributions (Note 7) until 1997. The weighted average number of Units outstanding for the year ended December 31, 1996 was 24,366,894 Units.

  Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles and the estimation of oil and natural gas reserves requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the related reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions include those regarding: (i) Federal Energy Regulatory Commission ("FERC") regulations, (ii) oil and natural gas reserve disclosure, (iii) estimated useful lives of depreciable assets and
(iv) potential abandonment, dismantlement, restoration and environmental liabilities. Actual results could differ from those estimates. Management believes that its estimates are reasonable.

Unit Options

     In August 1998, Leviathan adopted SFAS No. 123, "Accounting for Stock Based Compensation." While SFAS No. 123 encourages entities to adopt the fair value method of accounting for their stock-based compensation plans, this standard permits and Leviathan has elected to utilize the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Prior to August 1998, compensation expense for Leviathan's unit appreciation rights was recorded annually based on the quoted market price of Preference Units at the end of the period and the percentage of vesting which had occurred. A description of Leviathan's option plans and pro forma information regarding net income (loss) and net income (loss) per unit, as calculated under the provisions of SFAS No. 123, are disclosed in Note 7.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

Price Risk Management Activities

     Leviathan enters into commodity price swap instruments for non-trading purposes to manage its exposure to price fluctuations on anticipated natural gas and crude oil sales transactions. To qualify for hedge accounting, the transactions must reduce the risk of the underlying hedge items, be designated as hedges at inception and result in cash flows and financial impacts which are inversely correlated to the position being hedged. If correlation ceases to exist, hedge accounting is terminated and mark-to-market accounting is applied. Gains and losses resulting from hedging activities and the termination of any hedging instruments are initially deferred and included as an increase or decrease to oil and natural gas sales in the period in which the hedged production is sold. See Note 10.

Recent Pronouncements

     Effective January 1, 1998, Leviathan adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the method public entities report information about operating segments in both interim and annual financial statements issued to unitholders and requires related disclosures about products and services, geographic areas and major customers. See Notes 3, 4, 12 and 13.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This statement defines start-up activities, requires start-up and organization costs to be expensed as incurred and requires that any such costs that exist on the balance sheet be expensed upon adoption of this pronouncement. The statement is effective for fiscal years beginning after December 15, 1998. Leviathan does not expect the implementation of this statement to have a material effect on Leviathan's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as a hedge transaction. For fair-value hedge transactions in which Leviathan is hedging changes in an asset's, liability's or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which Leviathan is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. This statement is effective for fiscal years beginning after June 15, 1999. Leviathan has not yet determined the impact that the adoption of SFAS No. 133 will have on its financial position or results of operations.

     In November 1998, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings and is effective for fiscal years beginning after December 15, 1998. Leviathan adopted the provisions of EITF 98-10 in January 1999 and does not believe that the application of this pronouncement will have a material impact on Leviathan's financial position or results of operations.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

NOTE 3 -- EQUITY INVESTMENTS:

     Leviathan owns interests of 50% in Viosca Knoll Gathering Company ("Viosca Knoll"), 36% in Poseidon Oil Pipeline Company, L.L.C. ("POPCO"), 50% in Stingray Pipeline Company ("Stingray"), 40% in High Island Offshore System, L.L.C., ("HIOS"), 33 1/3% in U-T Offshore System ("UTOS"), 50% in West Cameron Dehydration Company, L.L.C. ("West Cameron Dehy") and an effective 25.67% interest in each of Manta Ray Offshore Gathering Company, L.L.C. ("Manta Ray Offshore") and Nautilus Pipeline Company, L.L.C. ("Nautilus").

     The excess of the carrying amount of the investments accounted for using the equity method over the underlying equity in net assets as of December 31, 1998 is $45,023,000. The difference between the cost of the investments accounted for on the equity method and the underlying equity in net assets is being depreciated on a straight-line basis over the estimated lives of the underlying net assets.

     The summarized financial information for investments, which are accounted for using the equity method, is as follows.

SUMMARIZED HISTORICAL OPERATING RESULTS
YEAR ENDED DECEMBER 31, 1998
(In thousands)

                                                                      WEST                  MANTA
                                      VIOSCA                         CAMERON                 RAY
                             HIOS      KNOLL    STINGRAY    POPCO     DEHY      UTOS     OFFSHORE(a)   NAUTILUS(a)    TOTAL
                           --------   -------   --------   -------   -------   -------   -----------   -----------   -------
Operating revenue........  $ 43,818   $29,334   $ 23,008   $44,522   $2,796    $ 5,174     $10,949      $  5,403
Other income.............        --        50        670       290       11        100         488           100
Operating expenses.......   (19,047)   (3,031)   (16,814)   (4,763)    (183)    (2,466)     (3,710)       (1,979)
Depreciation.............    (4,772)   (3,860)    (6,852)   (8,846)     (16)      (559)     (4,303)       (5,845)
Interest expense.........       (16)   (4,267)    (1,668)   (8,671)      --         (2)         --            --
                           --------   -------   --------   -------   ------    -------     -------      --------
Net earnings (loss)......    19,983    18,226     (1,656)   22,532    2,608      2,247       3,424        (2,321)
Ownership percentage.....        40%       50%        50%       36%      50%      33.3%      25.67%        25.67%
                           --------   -------   --------   -------   ------    -------     -------      --------
                              7,993     9,113       (828)    8,111    1,304        749         879          (596)
Adjustments:
  Depreciation(b)........       881        --        749      (120)      --         33        (348)           --
  Contract
    amortization(b)......      (105)       --       (127)       --       --         --          --            --
  Other..................      (149)       --        (49)       --       --        (52)         --          (714)(c)
                           --------   -------   --------   -------   ------    -------     -------      --------
Equity in earnings
  (loss).................  $  8,620   $ 9,113   $   (255)  $ 7,991   $1,304    $   730     $   531      $ (1,310)    $26,724
                           ========   =======   ========   =======   ======    =======     =======      ========     =======
Distributions(d).........  $  9,240   $10,350   $  1,000   $ 6,732   $1,100    $   933     $ 1,182      $    634     $31,171
                           ========   =======   ========   =======   ======    =======     =======      ========     =======

---------------

(a) Leviathan owns a 25.67% interest in Neptune Pipeline Company, L.L.C. ("Neptune"). Neptune owns a 99% member interest in each of Manta Ray Offshore, which owns a non-jurisdictional natural gas system, and Nautilus, which owns a jurisdictional natural gas system. Leviathan believes the disclosure of separate financial data for Manta Ray Offshore and Nautilus is more meaningful than the consolidated results of Neptune.

(b) Adjustments result from purchase price adjustments made in accordance with APB Opinion No. 16 "Business Combinations."

(c) Primarily relates to a revision of the allowance for funds used during construction ("AFUDC") which represents the estimated costs, during the construction period, of funds used for construction.

(d) Future distributions could be restricted by the terms of the equity investees' respective credit agreements.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

SUMMARIZED HISTORICAL OPERATING RESULTS
YEAR ENDED DECEMBER 31, 1997
(In thousands)

                                                                        WEST                  MANTA
                                        VIOSCA                         CAMERON                 RAY
                               HIOS      KNOLL    STINGRAY    POPCO     DEHY      UTOS     OFFSHORE(a)   NAUTILUS(a)    TOTAL
                             --------   -------   --------   -------   -------   -------   -----------   -----------   -------
Operating revenue..........  $ 45,917   $23,128   $ 23,630   $26,161   $2,451    $ 3,785     $ 6,263       $   54
Other income...............        --        40        970      209        29         61       1,564        6,489(b)
Operating expenses.........   (17,101)   (2,115)   (15,612)  (5,782)     (164)    (2,472)     (2,223)        (435)
Depreciation...............    (4,774)   (2,474)    (7,216)  (6,463)      (16)      (566)     (1,823)        (233)
Interest expense...........        --    (1,959)    (1,384)  (5,341)       --         37      (1,483)          --
                             --------   -------   --------   -------   ------    -------     -------       ------
Net earnings...............    24,042    16,620        388    8,784     2,300        845       2,298        5,875
Ownership percentage.......        40%       50%        50%      36%       50%      33.3%      25.67%       25.67%
                             --------   -------   --------   -------   ------    -------     -------       ------
                                9,617     8,310        194    3,162     1,150        281         590        1,508
Adjustments:
  Depreciation(c)..........       845        --        959     (120)       --         35          --           --
  Contract
    amortization(c)........      (105)       --       (350)      --        --         --          --           --
  Other....................      (228)       --        (49)    (263)       --        (24)      3,082(d)       733
                             --------   -------   --------   -------   ------    -------     -------       ------
Equity in earnings.........  $ 10,129   $ 8,310   $    754   $2,779    $1,150    $   292     $ 3,672       $2,241      $29,327
                             ========   =======   ========   =======   ======    =======     =======       ======      =======
Distributions(e)...........  $ 12,200   $ 9,650   $  1,375   $   --    $1,150    $   200     $ 2,560       $   --      $27,135
                             ========   =======   ========   =======   ======    =======     =======       ======      =======

---------------

(a) Leviathan owns a 25.67% interest in Neptune. Neptune owns a 99% member interest in each of Manta Ray Offshore, which owns a non-jurisdictional natural gas system, and Nautilus, which owns a jurisdictional natural gas system. Leviathan believes the disclosure of separate financial data for Manta Ray Offshore and Nautilus is more meaningful than the consolidated results of Neptune.

(b) Includes $6,431,000 related to AFUDC. Recognition of this allowance is appropriate because it constitutes an actual cost of construction. For regulated activities, Nautilus is permitted to earn a return on and recover AFUDC through its inclusion in the rate base and the provision for depreciation. The rate employed for the equity component of AFUDC is the equity rate of return stated in Nautilus' FERC tariff.

(c) Adjustments result from purchase price adjustments made in accordance with APB Opinion No. 16 "Business Combinations."

(d) Represents additional net earnings specifically allocated to Leviathan related to the assets contributed by Leviathan to the Manta Ray Offshore joint venture. Pursuant to the terms of the joint venture agreement, Leviathan managed the operations of the assets contributed to Manta Ray Offshore and was permitted to retain approximately 100% of the net earnings from such assets during the construction phase of the expansion to the Manta Ray Offshore system (January 17, 1997 through December 31, 1997). Effective January 1, 1998, Manta Ray Offshore began allocating all net earnings in accordance with the ownership percentages of the joint venture.

(e) Future distributions could be restricted by the terms of the equity investees' respective credit agreements.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

SUMMARIZED HISTORICAL OPERATING RESULTS
YEAR ENDED DECEMBER 31, 1996
(In thousands)

                                                                                          WEST
                                                          VIOSCA                         CAMERON
                                                 HIOS      KNOLL    STINGRAY    POPCO     DEHY      UTOS      TOTAL
                                               --------   -------   --------   -------   -------   -------   -------
Operating revenue............................  $ 47,440   $13,923   $ 24,146   $ 7,819   $1,686    $ 3,476
Other income.................................        97        --      1,186       339       10         48
Operating expenses...........................   (15,683)     (424)   (14,260)   (3,042)    (162)    (2,511)
Depreciation.................................    (4,775)   (2,269)    (7,057)   (2,176)     (16)      (560)
Other expenses...............................        --       (90)    (1,679)     (269)      --         --
                                               --------   -------   --------   -------   ------    -------
Net earnings.................................    27,079    11,140      2,336     2,671    1,518        453
Ownership percentage.........................        40%       50%        50%       36%      50%      33.3%
                                               --------   -------   --------   -------   ------    -------
                                                 10,832     5,570      1,168       962      759        151
Adjustments:
  Depreciation(a)............................       783        --        669        --       --          2
  Contract amortization(a)...................      (105)       --         --        --       --         --
  Rate refund reserve........................      (417)       --         --        --       --         --
  Other......................................      (107)       --         --       167       --         --
                                               --------   -------   --------   -------   ------    -------
Equity in earnings...........................  $ 10,986   $ 5,570   $  1,837   $ 1,129   $  759    $   153   $20,434
                                               ========   =======   ========   =======   ======    =======   =======
Distributions................................  $ 11,400   $18,450   $  1,923   $ 4,000   $  650    $   400   $36,823
                                               ========   =======   ========   =======   ======    =======   =======

---------------

(a) Adjustments result from purchase price adjustments made in accordance with APB Opinion No. 16, "Business Combinations."

SUMMARIZED HISTORICAL BALANCE SHEETS
(In thousands)

                                           HIOS            VIOSCA KNOLL           STINGRAY                POPCO
                                     -----------------   -----------------   -------------------   -------------------
                                       DECEMBER 31,        DECEMBER 31,         DECEMBER 31,          DECEMBER 31,
                                     -----------------   -----------------   -------------------   -------------------
                                      1998      1997      1998      1997       1998       1997       1998       1997
                                     -------   -------   -------   -------   --------   --------   --------   --------
Current assets.....................  $ 4,662   $ 5,587   $ 5,451   $ 3,354   $ 17,892   $ 20,184   $ 43,338   $ 31,763
Noncurrent assets..................   12,936    12,081    97,758    98,004     50,109     42,541    233,082    226,055
Current liabilities................    2,626     3,380     1,021    11,280     18,960     21,787     40,134     35,864
Long-term debt.....................       --        --    66,700    52,200     20,583     11,600    131,000    120,500
Other noncurrent liabilities.......       --       199       340       256     12,924      5,289         --         --

                                       WEST CAMERON
                                           DEHY                UTOS          MANTA RAY OFFSHORE         NAUTILUS
                                     -----------------   -----------------   -------------------   -------------------
                                       DECEMBER 31,        DECEMBER 31,         DECEMBER 31,          DECEMBER 31,
                                     -----------------   -----------------   -------------------   -------------------
                                      1998      1997      1998      1997       1998       1997       1998       1997
                                     -------   -------   -------   -------   --------   --------   --------   --------
Current assets.....................  $   848   $   455   $ 4,699   $ 3,955   $  7,250   $ 31,714   $  2,782   $    924
Noncurrent assets..................      647       663     2,745     2,803    135,626    127,731    113,434    120,074
Current liabilities................       13        43     4,125     2,900      5,023     32,601        709      3,699

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

NOTE 4 -- OIL AND NATURAL GAS PROPERTIES:

  Capitalized Costs

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (In thousands)
Proved properties...........................................  $ 53,313   $ 38,790
Wells, equipment and related facilities.....................    99,437     81,506
                                                              --------   --------
          Total capitalized costs...........................   152,750    120,296
Accumulated depreciation, depletion and amortization........    72,194     53,684
                                                              --------   --------
          Net capitalized costs.............................  $ 80,556   $ 66,612
                                                              ========   ========

  Costs incurred in the Oil and Natural Gas Acquisitions, Exploration and Development Activities

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                1998           1997
                                                              ---------      ---------
                                                                   (In thousands)
Acquisitions of proved properties...........................   $16,945        $     1
Development.................................................    17,783         10,522
Capitalized interest........................................       328            726
                                                               -------        -------
          Total costs incurred..............................   $35,056        $11,249
                                                               =======        =======

     In October 1998, Leviathan purchased a 100% working interest in Ewing Bank Blocks 958, 959, 1002 and 1003 from a wholly-owned indirect subsidiary of El Paso for $12,235,000. In December 1998, Leviathan completed the drilling of a successful delineation well on the Ewing Bank unit.

     In 1995, Leviathan entered into a purchase and sale agreement (the "Purchase and Sale Agreement") with Tatham Offshore pursuant to which Leviathan acquired, subject to certain reversionary rights, a 75% working interest in Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117 (the "Acquired Properties") from Tatham Offshore for $30 million. Leviathan was entitled to retain all of the revenue attributable to the Acquired Properties until it had received net revenue equal to the payout amount, whereupon Tatham Offshore was entitled to receive a reassignment of the Acquired Properties, subject to certain reductions and conditions. In connection with the Merger, Tatham Offshore canceled its reversionary interests in the Acquired Properties (Note 1).

NOTE 5 -- REGULATORY MATTERS:

     The FERC has jurisdiction under the Natural Gas Act of 1938, as amended (the "NGA"), and the Natural Gas Policy Act of 1978, as amended (the "NGPA"), over Nautilus, Stingray, HIOS and UTOS (the "Regulated Pipelines") with respect to transportation of natural gas, rates and charges, construction of new facilities, extension or abandonment of service and facilities, accounts and records, depreciation and amortization policies and certain other matters. Leviathan's remaining systems (the "Unregulated Pipelines") are gathering facilities and as such are not currently subject to rate and certificate regulation by the FERC under the NGA and the NGPA. However, the FERC has asserted that it has rate jurisdiction under the NGA over services performed through gathering facilities owned by a natural gas company (as defined in the NGA) when such services are performed "in connection with" transportation services provided by such natural gas company. Whether, and to what extent, the FERC will exercise any NGA rate jurisdiction it may be found to have over gathering facilities owned either by natural gas companies or affiliates thereof is subject to case-by-case review by the FERC. Based on current FERC policy and precedent, Leviathan does not anticipate that the FERC will assert or exercise any NGA rate jurisdiction over the Unregulated Pipelines so long as the

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES services provided through such lines are not performed "in connection with" transportation services performed through any of the Regulated Pipelines. Both the Regulated and the Unregulated Pipelines are subject to the FERC's administration of the "equal access" requirements of the Outer Continental Shelf Lands Act ("OCSLA").

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

     The FERC has generally disclaimed jurisdiction to set rates for oil pipelines in the OCS under the Interstate Commerce Act. As a result, POPCO has not filed tariffs with the FERC for the Poseidon crude oil pipeline system.

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

     Other. Each of Nautilus, Stingray, HIOS, and UTOS are currently operating under agreements with their respective customers that provide for rates that have been approved by the FERC.

NOTE 6 -- INDEBTEDNESS:

     Leviathan has a revolving credit facility, as amended and restated (the "Leviathan Credit Facility"), with a syndicate of commercial banks to provide up to $375 million of available credit, subject to certain incurrence limitations. As of December 31, 1998 and 1997, Leviathan had $338 million and $238 million, respectively, outstanding under its credit facility. At the election of Leviathan, interest under the Leviathan Credit Facility is determined by reference to the reserve-adjusted London interbank offer rate ("LIBOR"), the prime rate or the 90-day average certificate of deposit. The interest rate at December 31, 1998 and 1997 was 7.1% and 6.6% per annum, respectively. A commitment fee is charged on the unused and available to be borrowed portion of the credit facility. This fee varies between 0.25% and 0.375% per annum and was 0.375% per annum at December 31, 1998. The amendment to the credit facility in January 1999 increased the commitment fee to 0.50% per annum. Amounts advanced under the Leviathan Credit Facility were used to finance Leviathan's capital expenditures, including construction of platforms and pipelines, investments in equity investees and the acquisition and development of oil and natural gas properties. Amounts remaining under the Leviathan Credit Facility are available to Leviathan for general partnership purposes, including financing capital expenditures, for working capital, and subject to certain limitations, for paying distributions to unitholders. The Leviathan Credit Facility can also be utilized to issue letters of credit as may be required from time to time; however, no letters of credit are currently outstanding. The Leviathan Credit Facility matures in December 1999; is guaranteed by Leviathan and each of Leviathan's subsidiaries; and is collateralized by the management agreement with Leviathan (Note 8), substantially all of the assets of Leviathan and the General Partner's 1% general partner interest in Leviathan and approximate 1% nonmanaging interest in certain subsidiaries of Leviathan. Management believes it will be able to extend or refinance this credit facility on acceptable terms and conditions prior to its maturity.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

     Interest and other financing costs totaled $21,308,000, $15,890,000 and $17,470,000 for the years ended December 31, 1998, 1997 and 1996, respectively. During the years ended December 31, 1998, 1997 and 1996, Leviathan capitalized $1,066,000, $1,721,000 and $11,910,000, respectively, of such interest costs in connection with construction projects and drilling activities in progress during such periods. At December 31, 1998 and 1997, the unamortized portion of debt issue costs totaled $2,549,000 and $3,749,000, respectively.

NOTE 7 -- PARTNERS' CAPITAL:

  General

     As of December 31, 1998, Leviathan had 23,349,988 Common Units and 1,016,906 Preference Units outstanding. Preference Units and Common Units totaling 18,075,000 are owned by the public, representing a 72.7% effective limited partner interest in Leviathan. The General Partner, through its ownership of a 25.3% limited partner interest in the form of 6,291,894 Common Units, its 1% general partner interest in Leviathan and its approximate 1% nonmanaging interest in certain subsidiaries of Leviathan, owns a 27.3% effective interest in Leviathan. See Note 14.

  Conversion of Preference Units into Common Units

     On May 7, 1998, Leviathan notified the holders of its 18,075,000 then outstanding Preference Units of their right to convert their Preference Units into an equal number of Common Units within a 90-day period. On August 5, 1998, the conversion period expired and holders of 17,058,094 Preference Units, representing approximately 94% of the Preference Units then outstanding, elected to convert to Common Units. As a result, the Preference Period, as defined in the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), ended and the Common Units (including the 6,291,894 Common Units held by Leviathan) became the primary listed security on the New York Stock Exchange ("NYSE") under the symbol "LEV." A total of 1,016,906 Preference Units remain outstanding and trade as Leviathan's secondary listed security on the NYSE under the symbol "LEV.P". Leviathan reallocated partners' capital to reflect this conversion of Preference Units into Common Units.

     The remaining Preference Units retain their distribution preferences over the Common Units; that is, holders of such Preference Units will be paid up to the minimum quarterly distribution of $0.275 per unit before any quarterly distributions are made to the Common Unitholders or the General Partner. However, holders of Preference Units will not receive any distributions in excess of the minimum quarterly distribution of $0.275 per unit. Only holders of Common Units and the General Partner will be eligible to receive any such excess distributions. See "Cash Distributions" below.

     In accordance with the Partnership Agreement, holders of the remaining Preference Units will have the opportunity to convert their Preference Units into Common Units in May 1999 and May 2000. Thereafter, any remaining Preference Units may, under certain circumstances, be subject to redemption.

  Cash Distributions

     Leviathan makes quarterly distributions of 100% of its Available Cash, as defined in the Partnership Agreement, to its unitholders and the General Partner. Available Cash consists generally of all the cash receipts of Leviathan plus reductions in reserves less all of its cash disbursements and net additions to reserves. The General Partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to provide for the proper conduct of the business of Leviathan including cash reserves for future capital expenditures, to stabilize distributions of cash to the unitholders and the General Partner, to reduce debt or as necessary to comply with the terms of any agreement or obligation of Leviathan. Leviathan expects to make distributions of Available Cash within 45 days after the end of each quarter to unitholders of record

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES on the applicable record date, which will generally be the last business day of the month following the close of such calendar quarter.

     The distribution of Available Cash for each quarter is subject to the preferential rights of the Preference Unitholders to receive the minimum quarterly distribution of $0.275 per unit for such quarter, plus any arrearages in the payment of the minimum quarterly distribution for prior quarters, if any, before any distribution of Available Cash is made to holders of Common Units for such quarter. The holders of Common Units are not entitled to arrearages in the payment of the minimum quarterly distribution. See the discussion above regarding distributions subsequent to the end of the Preference Period.

     Since commencement of operations on February 19, 1993 through December 31, 1998, Leviathan has made distributions to the unitholders equal to and in excess of the minimum quarterly distribution of $0.275 per unit. See Note 16.

     Distributions by Leviathan of its Available Cash are effectively made 98% to unitholders and 2% to the General Partner, subject to the payment of incentive distributions to the General Partner if certain target levels of cash distributions to unitholders are achieved ("Incentive Distributions"). As an incentive, the general partner's interest in the portion of quarterly cash distributions in excess of $0.325 per Unit and less than or equal to $0.375 per Unit is increased to 15%. For quarterly cash distributions over $0.375 per Unit but less than or equal to $0.425 per Unit, the general partner receives 25% of such incremental amount and for all quarterly cash distributions in excess of $0.425 per Unit, the general partner receives 50% of the incremental amount. During the years ended December 31, 1998, 1997 and 1996, the General Partner received Incentive Distributions totaling $11,113,000, $3,885,000 and $285,000, respectively. In February 1999, Leviathan paid a cash distribution of $0.275 per Preference Unit and $0.525 per Common Unit and an Incentive Distribution of $2,835,000 to the General Partner.

  Unit Rights Appreciation Plan

     In 1995, Leviathan adopted the Unit Rights Appreciation Plan (the "Plan") to provide Leviathan with the ability of making awards of unit rights to certain officers and employees of the General Partner or its affiliates as an incentive for these individuals to continue in the service of Leviathan or its affiliates. Under the Plan, Leviathan granted 1,200,000 unit rights to certain officers and employees of the General Partner or its affiliates that provided for the right to purchase, or realize the appreciation of, a Preference Unit or a Common Unit (a "Unit Right"), pursuant to the provisions of the Plan. The exercise prices covered by the Unit Rights granted pursuant to the Plan ranged from $15.6875 to $21.50, the closing prices of the Preference Units as reported on the NYSE on the grant date of the respective Unit Rights. For the years ended December 31, 1997 and 1996, Leviathan had accrued $3,710,000 and $436,000, respectively, related to the appreciation and vestiture of these Unit Rights through such dates. As a result of the "change in control" occurring upon the closing of the Merger, the Unit Rights fully vested and the holders of the Unit Rights elected to be paid $8,591,000, the amount equal to the difference between the grant price of the Unit Rights and the average of the high and the low sales price of the Common Units on the date of exercise. Upon the exercise of all of the Unit Rights outstanding, the Plan was terminated. Leviathan replaced the Plan with the Omnibus Plan discussed below.

  Option Plans

     In August 1998, Leviathan adopted the 1998 Omnibus Compensation Plan (the "Omnibus Plan") to provide the General Partner with the ability to issue unit options to attract and retain the services of knowledgeable officers and key management personnel. Unit options to purchase a maximum of 3,000,000 Common Units of Leviathan may be issued pursuant to the Omnibus Plan. Unit options granted pursuant to the Omnibus Plan are not immediately exercisable. One-half of the unit options are considered vested and exercisable one year after the date of grant and the remaining one-half of the unit options are considered

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES vested and exercisable one year after the first anniversary of the date of grant. The unit options shall expire ten years from such grant date, but shall be subject to earlier termination under certain circumstances.

     In August 1998, Leviathan adopted the 1998 Unit Option Plan for Non-Employee Directors (the "Director Plan" and collectively with the Omnibus Plan, the "Option Plans") to provide the General Partner with the ability to issue unit options to attract and retain the services of knowledgeable directors. Unit options to purchase a maximum of 100,000 Common Units of Leviathan may be issued pursuant to the Director Plan. Each unit option granted under the Director Plan vests immediately at the date of grant and shall expire ten years from such date, but shall be subject to earlier termination in the event that the director ceases to be a director of the General Partner for any reason, in which case the unit options expire 36 months after such date except in the case of death, in which case the unit options expire 12 months after such date.

     The following table summarizes the Option Plans as of and for the year ended December 31, 1998. No unit options had been granted by Leviathan prior to August 1998.

                                                        NUMBER UNITS OF     WEIGHTED AVERAGE
                                                       UNDERLYING OPTIONS    EXERCISE PRICE
                                                       ------------------   ----------------
Outstanding at beginning of year.....................            --              $   --
  Granted............................................       933,000               27.18
  Exercised..........................................            --                  --
  Forfeited..........................................            --                  --
  Canceled...........................................            --                  --
                                                            -------              ------
Outstanding at end of year...........................       933,000(1)           $27.18(3)
                                                            =======              ======
Options Exercisable at end of year...................         3,000(2)           $26.17
                                                            =======              ======

---------------

(1) The weighted average remaining contractual life approximates 9.8 years.

(2) The weighted average remaining contractual life approximates 9.6 years.

(3) The exercise prices for outstanding options range from $25.00 to $27.3438.

     The fair value of each unit option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: an expected volatility of 37%, a risk-free interest rate of 4.65%, an expected dividend yield of 8% and an expected term of 8 years. The weighted average fair value of the unit options granted during the year ended December 31, 1998 was $4.59. All of the unit options granted during 1998 were granted at market value on the date of grant.

     Leviathan applied APB Opinion No. 25 and related interpretations in accounting for its Option Plans, under which no compensation expense has been recognized during 1998 as the exercise price of each grant equaled the market price on the date of grant. Had compensation costs for the Option Plans been determined consistent with the methodology prescribed by SFAS No. 123, Leviathan's net income and net income per unit would have been adjusted to a net loss of $461,000 or $0.015 per unit on a proforma basis. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

NOTE 8 -- RELATED PARTY TRANSACTIONS:

  Management Fees

     Substantially all of the individuals who perform the day-to-day financial, administrative, accounting and operational functions for Leviathan as well as those who are responsible for the direction and control of Leviathan are currently employed by El Paso or were employed by DeepTech. Pursuant to a management agreement between DeepTech and the General Partner, a management fee is charged to the General Partner which is intended to approximate the amount of resources allocated by El Paso and/or DeepTech in providing

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES various operational, financial, accounting and administrative services on behalf of the General Partner and Leviathan. The management agreement expires on June 30, 2002, and may be terminated thereafter upon 90 days notice by either party. Pursuant to the terms of the Partnership Agreement, the General Partner is entitled to reimbursement of all reasonable general and administrative expenses and other reasonable expenses incurred by the General Partner and its affiliates for or on behalf of Leviathan including, but not limited to, amounts payable by the General Partner to DeepTech under the management agreement.

     Effective November 1, 1995, July 1, 1996 and July 1, 1997, primarily as a result of the increased activities of Leviathan, the General Partner amended its management agreement with DeepTech to provide for an annual management fee of 45.3%, 54% and 52%, respectively, of DeepTech's overhead. In connection with the Merger, the General Partner amended its management agreement with DeepTech to provide for a monthly management fee of $775,000. The General Partner charged Leviathan $9,283,000, $8,080,000 and $6,590,000 pursuant to its management agreement with DeepTech for the years ended December 31, 1998, 1997 and 1996, respectively.

     The General Partner is also required to reimburse DeepTech for certain tax liabilities resulting from, among other things, additional taxable income allocated to the General Partner due to (i) the issuance of additional Preference Units (including the sale of the Preference Units by Leviathan pursuant to its second public offering) and (ii) the investment of such proceeds in additional acquisitions or construction projects. During the years ended December 31, 1998, 1997 and 1996, the General Partner charged Leviathan $489,000, $713,000 and $1,162,000, respectively, to compensate DeepTech for additional taxable income allocated to the General Partner.

  Platform Access and Transportation Agreements

     General. In 1993, Leviathan entered into a master gas dedication arrangement with Tatham Offshore (the "Master Dedication Agreement"). Under the Master Dedication Agreement, Tatham Offshore dedicated all production from its Viosca Knoll, Garden Banks, Ewing Bank and Ship Shoal leases as well as certain adjoining areas of mutual interest to Leviathan for transportation. In exchange, Leviathan agreed to install the pipeline facilities necessary to transport production from the areas and certain related facilities and to provide transportation services with respect to such production. Tatham Offshore agreed to pay certain fees for transportation services and facilities access provided under the Master Dedication Agreement. Pursuant to the terms of the Purchase and Sale Agreement (Note 4) and the Redemption Agreement (Note 1), a subsidiary of Leviathan assumed all of Tatham Offshore's obligations under the Master Dedication Agreement and certain ancillary agreements.

     Viosca Knoll. For the years ended December 31, 1998, 1997 and 1996, Leviathan received $1,099,000, $1,973,000 and $1,896,000, respectively, from Tatham Offshore as platform access and processing fees related to Leviathan's platform located in Viosca Knoll Block 817.

     For the years ended December 31, 1998, 1997 and 1996, Leviathan charged Viosca Knoll $2,447,000, $2,116,000 and $249,000, respectively, for expenses and platform access fees related to the Viosca Knoll Block 817 platform.

     In addition, for the years ended December 31, 1998, 1997 and 1996, Viosca Knoll reimbursed $152,000, $47,000 and $254,000, respectively, to Leviathan for costs incurred by Leviathan in connection with the acquisition and installation of a booster compressor on Leviathan's Viosca Knoll Block 817 platform.

     During the years ended December 31, 1998, 1997 and 1996, Viosca Knoll charged Leviathan $1,881,000, $3,921,000 and $3,229,000, respectively, for transportation services related to transporting production from the Viosca Knoll Block 817 lease.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

     Garden Banks. During the years ended December 31, 1998, 1997 and 1996, POPCO charged Leviathan $1,445,000, $2,003,000 and $1,056,000, respectively, for transportation services related to transporting production from the Garden Banks Block 72 and 117 leases.

     Ewing Bank. Pursuant to a gathering agreement (the "Ewing Bank Agreement") among Tatham Offshore, DeepTech, and a subsidiary of Leviathan, Tatham Offshore dedicated all natural gas and crude oil produced from eight of its Ewing Bank leases for gathering and redelivery by Leviathan and was obligated to pay a demand and a commodity rate for shipment of all oil and natural gas under this agreement. Pursuant to the Ewing Bank Agreement, Leviathan constructed gathering facilities connecting Tatham Offshore's Ewing Bank 914 #2 well to a third party platform at Ewing Bank Block 826. For the years ended December 31, 1997 and 1996, Tatham Offshore paid Leviathan demand and commodity charges of $54,000 and $349,000, respectively, under this agreement. Additionally, through May 1997, Leviathan received revenue from the oil and natural gas production from the Ewing Bank 914 #2 well as a result of its 7.13% overriding royalty interest in the well. In 1995, Tatham Offshore experienced production problems with its Ewing Bank 914 #2 well and in March 1996, as a result of the continued production problems, Leviathan settled all remaining unpaid demand charge obligations under the Ewing Bank Agreement in exchange for certain consideration as discussed below.

     Ship Shoal. Pursuant to the Master Dedication Agreement, Leviathan and Tatham Offshore entered into a gathering and processing agreement (the "Ship Shoal Agreement") pursuant to which Leviathan constructed a gathering line from Tatham Offshore's Ship Shoal Block 331 to interconnect with a third-party pipeline at Leviathan's platform and processing facilities located on Ship Shoal Block 332 in exchange for the dedication of all of the production from Tatham Offshore's Ship Shoal Block 331 and eight additional surrounding leases and receipt of a demand charge of $113,000 per month over a five-year period ending June 1999. During late 1994, all of Tatham Offshore's wells at Ship Shoal Block 331 experienced completion and production problems and in March 1996, as a result of the continued production problems, Leviathan settled all remaining unpaid demand charge obligations under this transportation agreement in exchange for certain consideration as discussed below.

     Transportation Agreements Settled. Tatham Offshore was obligated to make demand charge payments to Leviathan pursuant to the Ewing Bank and Ship Shoal Agreements discussed above. However, production problems at Ship Shoal Block 331 and the Ewing Bank 914 #2 well affected Tatham Offshore's ability to pay the demand charge obligations under agreements relative to these properties. As a result, effective February 1, 1996, Leviathan released Tatham Offshore from all remaining demand charge payments under the Ewing Bank Agreement and the Ship Shoal Agreement, a total of $17,800,000. In exchange, Leviathan received 7,500 shares Senior Preferred Stock valued at $7,500,000 and added an additional $7,500,000 to the payout amount under the Purchase and Sale Agreement (Note 4), which was recorded as a noncurrent receivable. Pursuant to the Redemption Agreement, Leviathan exchanged the Senior Preferred Stock for Tatham Offshore's remaining assets located in the Gulf (Note 1).

     During 1997, Tatham Offshore announced its intent to reserve its remaining costs associated with the Ewing Bank 914 #2 well and the three wellbores at Ship Shoal Block 331 as a result of production problems. In addition, Leviathan had determined that the designated net revenue from the Acquired Properties (Note 4) was not likely to be sufficient to satisfy the payout amount and as such, would
(i) retain 100% of the net revenue from the Acquired Properties, (ii) bear all abandonment obligations related to these properties and (iii) not realize the $7,500,000 plus accrued interest Leviathan had recorded as a noncurrent receivable related to the settlement of the Ewing Bank and Ship Shoal Agreements discussed above. Accordingly, in June 1997, Leviathan recorded as impairment, abandonment and other expense on the accompanying consolidated statement of operations a non-recurring charge of $21,222,000 to reserve its investment in certain gathering facilities and other assets associated with Tatham Offshore's Ewing Bank 914 #2 well and Ship Shoal Block 331 property ($6,443,000), to fully accrue its abandonment obligations associated with the

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES gathering facilities serving these properties ($3,825,000), to reserve its noncurrent receivable related to the prepayment of the demand charge obligations under the Ewing Bank and Ship Shoal Agreements ($9,094,000) and to accrue certain abandonment obligations associated with its Viosca Knoll and Garden Banks properties ($1,860,000).

     During 1998, Leviathan abandoned the Ewing Bank flowlines at a cost of $2,869,000 and recorded a credit to impairment, abandonment and other of $1,131,000, which represented the excess of the accrued costs over the actual costs incurred associated with the abandonment of the flowlines.

  Other

     Leviathan has agreed to sell all of its oil and natural gas production to Offshore Gas Marketing, Inc. ("Offshore Marketing"), an affiliate of Leviathan, on a month to month basis. The agreement with Offshore Marketing provides Offshore Marketing fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas for selling Leviathan's production. During the years ended December 31, 1998, 1997 and 1996, oil and natural gas sales to Offshore Marketing totaled $31,225,000, $57,830,000 and $46,296,000, respectively.

     Pursuant to a management agreement between Viosca Knoll and Leviathan, Leviathan charges Viosca Knoll a base fee of $100,000 annually in exchange for Leviathan providing financial, accounting and administrative services on behalf of Viosca Knoll. For each of the years ended December 31, 1998, 1997 and 1996, Leviathan charged Viosca Knoll $100,000 in accordance with this management agreement.

     For the years ended December 31, 1998 and 1997, Leviathan charged Manta Ray Offshore $1,274,000 and $287,000, respectively, pursuant to management and operations agreements.

     Mr. Grant E. Sims and Mr. James H. Lytal entered into employment agreements with five year terms with El Paso pursuant to which they would continue to serve as Chief Executive Officer and President, respectively, of the General Partner and Leviathan. However, pursuant to the terms of their respective employment agreements, Messrs. Sims and Lytal have the right to terminate such agreements upon thirty days notice and El Paso has the right to terminate such agreements under certain circumstances.

     Pursuant to the former Leviathan non-employee director compensation arrangements, Leviathan was obligated to pay each non-employee director 2 1/2% of the general partners' Incentive Distribution as a profit participation fee. During the years ended December 31, 1998 and 1997, Leviathan paid the three non-employee directors of Leviathan a total of $621,000 and $313,000, respectively, as a profit participation fee. As a result of the Merger, the three non-employee directors resigned and the compensation arrangements were terminated.

     During the years ended December 31, 1997 and 1996, Leviathan was charged $3,351,000 and $7,223,000, respectively, by Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex") for contract drilling services rendered by the semisubmersible drilling rig, the FPS Laffit Pincay, at its Garden Banks Block 117 project. The FPS Laffit Pincay was owned by an affiliate of DeepTech and managed by Sedco Forex during such period.

     POPCO, which owns the Poseidon crude oil pipeline system, entered into certain agreements with a subsidiary of Leviathan which provided for POPCO's use of certain pipelines and platforms owned by such subsidiary for fees which consisted of a monthly rental fee of $100,000 per month for the period from February 1996 to January 1997 and reimbursement of $2,000,000 of capital expenditures incurred in readying one of the platforms for use.

     In 1996, a subsidiary of Leviathan received a performance fee of $1,400,000 for managing the construction and installation of the initial 117 mile segment of the Poseidon crude oil pipeline system.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

     Mr. Charles M. Darling IV, a director of the General Partner and DeepTech through August 14, 1998, was a partner in a law firm until April 1997 that provided legal services to Leviathan. During the years ended December 31, 1997 and 1996, Leviathan incurred $55,000 and $203,000, respectively, for these services.

     Dover Technology, Inc., which is 50% owned by DeepTech, performed certain technical and geophysical services for Leviathan in the aggregate amount of $240,000 for the year ended December 31, 1996.

NOTE 9 -- INCOME TAXES:

     Leviathan (other than its subsidiaries, Tarpon and Manta Ray) is not subject to federal income taxes. Therefore, no recognition has been given to income taxes other than income taxes related to Tarpon and Manta Ray. The tax returns of Leviathan are subject to examination; if such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of partners could be adjusted accordingly.

     Tarpon is and Manta Ray was, prior to its liquidation in May 1996, a subsidiary of Leviathan that files separate federal income tax returns. The income tax benefit recorded for the years ended December 31, 1998, 1997, and 1996 equals $471,000, $311,000 and $801,000, respectively, and is entirely related to Tarpon. The benefit equals Tarpon's book loss times the effective statutory rate for such period as no material book/tax permanent differences exist. Leviathan's deferred income tax liability at December 31, 1998 and 1997 of $937,000 and $1,399,000, respectively, is entirely related to the differences in the tax and book bases of the pipeline assets of Tarpon. In May 1996, Manta Ray was merged with and into a subsidiary of Leviathan. Manta Ray had no taxable income for the respective periods prior to its liquidation.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES:

 Credit Facilities

     Each of POPCO, Viosca Knoll and Stingray are parties to a credit agreement under which it has outstanding obligations that may restrict the payment of distributions to its owners.

     POPCO has a revolving credit facility, as amended, (the "POPCO Credit Facility") with a syndicate of commercial banks to provide up to $150 million for the construction and expansion of Poseidon and for other working capital needs of POPCO. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The POPCO Credit Facility is collateralized by a substantial portion of POPCO's assets and matures on April 30, 2001. As of December 31, 1998 and 1997, POPCO had $131,000,000 and $120,500,000, respectively, outstanding under its credit facility bearing interest at an average floating rate of 6.9% and 7.2% per annum, respectively. At December 31, 1998, POPCO had approximately $19,000,000 of additional funds available under the facility.

     Viosca Knoll has a revolving credit facility, as amended, (the "Viosca Knoll Credit Facility") with a syndicate of commercial banks to provide up to $100 million for the addition of compression to and expansion of the Viosca Knoll system and for other working capital needs of Viosca Knoll, including funds for a one-time distribution of $25 million to its partners. In December 1996, Leviathan received a $12,500,000 distribution from Viosca Knoll as a result of its 50% interest in Viosca Knoll. Viosca Knoll's ability to borrow money under its credit facility is subject to certain customary terms and conditions, including borrowing base limitations. The Viosca Knoll Credit Facility is collateralized by all of Viosca Knoll's material contracts and agreements, receivables and inventory and matures on December 20, 2001. If Viosca Knoll fails to pay any principal, interest or other amounts due pursuant to the Viosca Knoll Credit Facility, Leviathan is obligated to pay up to a maximum of $2,500,000 in settlement of 50% of Viosca Knoll's obligations under the Viosca Knoll Credit Facility agreement. As of December 31, 1998 and 1997, Viosca Knoll had $66,700,000 and $52,200,000, respectively, outstanding under the Viosca Knoll Credit Facility bearing interest at an average floating rate of

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

6.7% per annum. At December 31, 1998, Viosca Knoll had approximately $33,300,000 of additional funds available under the facility. See Note 14.

     In March 1998, Stingray amended an existing term loan agreement (the "Stingray Credit Agreement") to provide for additional borrowings of up to $11.1 million and to extend the maturity date of the loan from December 31, 2000 to March 31, 2003. The Stingray Credit Agreement requires Stingray to make 18 quarterly principal payments of $1,583,333 commencing December 31, 1998. The term loan agreement is principally collateralized by current and future natural gas transportation contracts between Stingray and its customers. As of December 31, 1998 and 1997, Stingray had $26,917,000 and $17,400,000, respectively, outstanding under the Stingray Credit Agreement bearing interest at an average floating rate of 6.5% per annum. On the earlier to occur of March 31, 2003 or the accelerated due date pursuant to the Stingray Credit Agreement, if Stingray has not settled all amounts due under the Stingray Credit Agreement, Leviathan is obligated to pay the lesser of (i) $8,500,000, (ii) the aggregate amount of distributions received by Leviathan from Stingray subsequent to January 1, 1998, or (iii) 50% of any then outstanding amounts due pursuant to the Stingray Credit Agreement. Management cannot determine the likelihood of Leviathan's potential obligation associated with the Stingray Credit Agreement.

  Hedging Activities

     Leviathan hedges a portion of its oil and natural gas production to reduce Leviathan's exposure to fluctuations in market prices of oil and natural gas and to meet certain requirements of the Leviathan Credit Facility. Leviathan uses commodity price swap instruments whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the New York Mercantile Exchange ("NYMEX") or certain other indices. Leviathan settles the instruments by paying the negative difference or receiving the positive difference between the applicable settlement price and the price specified in the contract. The instruments utilized by Leviathan differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. The credit risk from Leviathan's price swap contracts is derived from the counter-party to the transaction, typically a major financial institution. Management does not require collateral and does not anticipate non-performance by this counter-party, which does not transact a sufficient volume of transactions with Leviathan to create a significant concentration of credit risk. Gains or losses on hedging activities are recognized as oil and gas sales in the period in which the hedged production is sold. For the years ended December 31, 1998, 1997 and 1996, Leviathan recorded a net (gain) loss of ($2,526,000), $6,340,000 and $2,826,000, respectively, from such activities.

     As of December 31, 1998, Leviathan had open sales swap transactions for calendar 1999 of 10,000 million British thermal units ("MMbtu") of natural gas per day at a fixed price to be determined at Leviathan's option equal to the February 1999 Natural Gas Futures Contract on NYMEX as quoted at any time during 1998 and January 1999, to and including the last two trading days of the February 1999 contract, minus $0.23 per MMbtu. In January 1999, Leviathan renegotiated this contract to provide for 10,000 MMbtu of natural gas per day for calendar 2000 at a fixed price to be determined at Leviathan's option equal to the February 2000 Natural Gas Futures Contract on NYMEX as quoted at any time during 1999 and January 2000, to and including the last two trading days of the February 2000 contract, minus $0.5450 per MMbtu.

     Additionally, Leviathan had open sales swap transactions for calendar 2000 of 10,000 MMbtu of natural gas per day at a fixed price to be determined at Leviathan's option equal to the January 2000 Natural Gas Futures Contract on NYMEX as quoted at any time during 1999, to and including the last two trading days of the January 2000 contract minus, $0.50 per MMbtu.

     If Leviathan had settled its open natural gas hedging positions as of December 31, 1998 and 1997 based on the applicable settlement prices of the NYMEX futures contracts, Leviathan would have recognized a loss (gain) of approximately $2.6 million and ($2.2 million), respectively.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

  Other

     Leviathan is involved from time to time in various claims, actions, lawsuits and regulatory matters that have arisen in the ordinary course of business, including various rate cases and other proceedings before the FERC.

     Leviathan and several subsidiaries of El Paso have been made defendants in United States ex rel Grynberg v. El Paso Natural Gas Company, et al. litigation. Generally, the complaint in this motion alleges an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the United States government of royalties. The complaint remains sealed. Leviathan and El Paso believe the complaint is without merit and therefore will not have a material adverse effect on the consolidated financial position, operations or cash flows of Leviathan.

     Leviathan is a defendant in a lawsuit filed by Transco Gas Pipe Line Corporation ("Transco") in the 157th Judicial District Court, Harris County, Texas on August 30, 1996. Transco alleges that, pursuant to a platform lease agreement entered into on June 28, 1994, Transco has the right to expand its facilities and operations on the offshore platform by connecting additional pipeline receiving and appurtenant facilities. Management has denied Transco's request to expand its facilities and operations because the lease agreement does not provide for such expansion and because Transco's activities will interfere with the Manta Ray Offshore system and Leviathan's existing and planned activities on the platform. Transco has requested a declaratory judgment and is seeking damages. The case is set for trial in June 1999. It is the opinion of management that adequate defenses exist and that the final disposition of this suit individually, and all of Leviathan's other pending legal proceedings in the aggregate, will not have a material adverse effect on the consolidated financial position, operations or cash flows of Leviathan.

     In the ordinary course of business, Leviathan is subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect the consolidated financial position, operations or cash flows of Leviathan. Various legal actions which have arisen in the ordinary course of business are pending with respect to the pipeline interests and other assets of Leviathan. Management believes that the ultimate disposition of these actions, either individually or in the aggregate, will not have a material adverse effect on the consolidated financial position, operations or cash flows of Leviathan.

NOTE 11 -- SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS:

  Cash paid, net of amounts capitalized, during each of the periods presented

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           -------   -------   ------
                                                                 (In thousands)
Interest.................................................  $17,608   $12,965   $2,890
Taxes....................................................  $    --   $    11   $   20

  Supplemental disclosures of noncash investing and financing activities

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1998      1997      1996
                                                          -------   -------   -------
                                                                (In thousands)
Decrease (increase) in investment in Tatham Offshore....  $ 7,500   $    --   $(7,500)
Additions to oil and natural gas properties.............   (4,683)       --        --
Additions to platform and facilities....................   (7,024)       --        --
Assumption of abandonment obligations...................    4,033        --        --
Increase in other noncurrent receivable.................       --        --    (7,500)
Increase in deferred revenue............................       --        --    15,000
Conveyance of assets and liabilities to POPCO...........       --        --    29,758
Conveyance of assets and liabilities to Manta Ray
  Offshore and Nautilus.................................       30    72,080        --

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

NOTE 12 -- MAJOR CUSTOMERS:

     As discussed in Note 8, Leviathan sells substantially all of its oil and natural gas production to Offshore Marketing.

     The percentage of gathering, transportation and platform services revenue from major customers was as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
                                                                  (In thousands)
Kerr-McGee Corporation......................................   32%      --       --
Texaco Gas Marketing, Inc...................................   10%      13%      --
Viosca Knoll................................................   13%      --       --
Walter Oil & Gas Corporation................................    7%      13%      --
Shell Gas Trading Company...................................   --       --       17%
Tatham Offshore.............................................   --       --       30%

NOTE 13 -- BUSINESS SEGMENT INFORMATION:

     Leviathan's operations consist of three segments: (i) gathering, transportation and platform services, (ii) oil and natural gas and (iii) equity investments. All of Leviathan's operations are conducted in the Gulf. The gathering, transportation and platform services segment owns interests in natural gas systems and platforms strategically located offshore Texas, Louisiana and Mississippi that provides services to producers, marketers, other pipelines and end-users for a fee. Leviathan is engaged in the development and production of hydrocarbons through its oil and natural gas segment (Note 4). Equity investments primarily include Leviathan's nonregulated and regulated gathering and transportation activities that are conducted through joint ventures, organized as general partnerships or limited liability companies, with subsidiaries of major energy companies. The operational and administrative activities of Leviathan's equity investments are primarily conducted by the major energy companies and management decisions related to the operations are made by management committees comprised of representatives of each partner or member, as applicable, with authority appointed in direct relationship to ownership interests (Note 3). Leviathan evaluates segment performance based on operating net cash flows. The accounting policies of the individual segments are the same as those of Leviathan, as a whole, as described in Note 2. The following table summarizes certain financial information for each business segment (in thousands):

                                        GATHERING,
                                      TRANSPORTATION
                                       AND PLATFORM      OIL AND       EQUITY                 INTERSEGMENT
                                         SERVICES      NATURAL GAS   INVESTMENTS   SUBTOTAL   ELIMINATIONS    TOTAL
                                      --------------   -----------   -----------   --------   ------------   --------
YEAR ENDED DECEMBER 31, 1998:
  Revenue from external customers...     $ 17,320       $ 31,411       $26,724     $ 75,455     $     --     $ 75,455
  Intersegment revenue..............       10,673             --            --       10,673      (10,673)          --
  Depreciation, depletion and
    amortization....................       (7,134)       (22,133)           --      (29,267)          --      (29,267)
  Impairment, abandonment and
    other...........................        1,131             --            --        1,131           --        1,131
  Operating income (loss)...........        9,128        (10,271)       20,904       19,761           --       19,761

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                                        GATHERING,
                                      TRANSPORTATION
                                       AND PLATFORM      OIL AND       EQUITY                 INTERSEGMENT
                                         SERVICES      NATURAL GAS   INVESTMENTS   SUBTOTAL   ELIMINATIONS    TOTAL
                                      --------------   -----------   -----------   --------   ------------   --------
YEAR ENDED DECEMBER 31, 1997:
  Revenue from external customers...     $ 17,329       $ 58,106       $29,327     $104,762     $     --     $104,762
  Intersegment revenue..............       11,162             --            --       11,162      (11,162)          --
  Depreciation, depletion and
    amortization....................       (9,900)       (36,389)           --      (46,289)          --      (46,289)
  Impairment, abandonment and
    other...........................      (10,268)       (10,954)           --      (21,222)          --      (21,222)
  Operating income (loss)...........       (1,278)        (9,676)       22,192       11,238           --       11,238
YEAR ENDED DECEMBER 31, 1996:
  Revenue from external customers...     $ 24,005       $ 47,068       $20,434     $ 91,507     $     --     $ 91,507
  Intersegment revenue..............       10,052             --            --       10,052      (10,052)          --
  Depreciation, depletion and
    amortization....................      (15,002)       (16,729)           --      (31,731)          --      (31,731)
  Operating income..................        9,787         15,489        16,892       42,168           --       42,168

NOTE 14 -- SUBSEQUENT EVENTS:

  Acquisition of Additional Interest in Viosca Knoll Gathering Company, the Issuance of Common Units to the General Partner and the Amendment to the Partnership Agreement

     Currently, Viosca Knoll is effectively owned 50% by Leviathan and 50% by El Paso (Note 3). In January 1999, Leviathan announced its intent to acquire all of El Paso's interest in Viosca Knoll, other than a 1% interest in profits and capital of Viosca Knoll, for approximately $85.26 million (subject to adjustment), comprised of 25% cash (up to a maximum of $21.315 million) and 75% Common Units (up to a maximum of 3,205,263 Common Units), the number of which will depend on the average closing price of Common Units during the applicable trading reference period. At the closing, (i) El Paso will contribute to Viosca Knoll an amount of money equal to 50% of the amount then outstanding under the Viosca Knoll Credit Facility (currently a total of $66.7 million is outstanding), (ii) Leviathan will deliver to El Paso the cash and Common Units discussed above and (iii) as required by the Partnership Agreement, the General Partner will contribute approximately $650,000 to Leviathan in order to maintain its 1% capital account balance. Then, during the six month period commencing on the day after the first anniversary of that closing date, Leviathan would have the option to acquire the remaining 1% in profits and capital in Viosca Knoll for a cash payment equal to the sum of $1.74 million plus the amount of additional distributions which would have been paid, accrued or been in arrears had Leviathan acquired the remaining 1% of Viosca Knoll at the initial closing by issuing additional Common Units in lieu of a cash payment of $1.74 million.

     The number of units actually issued by Leviathan will vary depending on the market price of Common Units during the applicable trading reference period. Such number will be determined by dividing $63.945 million (subject to adjustment) by the average closing sales price for a Common Unit on the NYSE for the ten day trading period ending two days prior to the closing date (the "Market Price"); provided that, for purposes of such calculation, the Market Price will not be less than $19.95 per Common Unit or more than $24.15 per Common Unit. Accordingly, Leviathan will neither issue less than 2,647,826 nor more than 3,205,263 Common Units, subject to adjustments contemplated by the definitive agreements. Based on the closing sales price of the Common Units on March 5, 1999 of $20.875 per unit, Leviathan would issue 3,063,234 Common Units to El Paso, which issuance would constitute approximately 10.9% of the units (Common and Preference) outstanding immediately after such issuance and would result in El Paso owning, indirectly through its subsidiaries, a combined 35.4% effective interest in Leviathan, consisting of a 1% general

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES partnership interest, a 33.4% limited partnership interest comprised of 9,355,128 Common Units and an approximate 1% nonmanaging interest in certain subsidiaries of Leviathan.

     Although certain federal and state securities laws would otherwise limit El Paso's ability to dispose of any Common Units held by it, El Paso would have the right on three occasions to require Leviathan to file a registration statement covering such Common Units and to participate in offerings made pursuant to certain other registration statements filed by Leviathan during a ten year period. Such registrations would be at Leviathan's expense and, generally, would allow El Paso to dispose of all or any of its Common Units. If the acquisition is consummated, there can be no assurance regarding how long El Paso may hold any of its Common Units or whether El Paso's disposition of a significant number of Common Units in a short period of time would not depress the market price of the Common Units.

     Upon consummation of the acquisition, Leviathan would be the beneficial owner of 99% of Viosca Knoll and have the option to acquire the remaining 1% interest. Leviathan and El Paso entered into a Contribution Agreement dated January 22, 1999, which is effective as of January 1, 1999. Consummation of the acquisition is subject to the satisfaction of certain closing conditions, including, among other things, obtaining certain third party consents. The consent of the lenders under the Leviathan Credit Facility and the Viosca Knoll Credit Facility must be obtained prior to consummating this transaction. There can be no assurance that all such required consents will be obtained. Management believes that the acquisition of the Viosca Knoll interest does not require any federal, state or other regulatory approval.

     On January 19, 1999, the Board of Directors of the General Partner unanimously approved and ratified and recommended that the unitholders approve and ratify the acquisition of the additional Viosca Knoll interest. Based upon, among other things, a multi-faceted review and analysis of the acquisition, as well as the recommendation for approval and ratification from the Special Committee of independent directors and the fairness opinion of an independent financial advisor, the Board of Directors of the General Partner believes that the acquisition is fair to and in the best interests of Leviathan and its unitholders. On March 5, 1999, the unitholders of record as of January 28, 1999, held a meeting and ratified and approved (i) the transactions relating to Leviathan's acquisition of El Paso's interest in Viosca Knoll and (ii) an amendment of the Partnership Agreement to decrease the vote required for approval of certain actions, including the removal of the general partner without cause, from 66 2/3% to 55%.

     If the remaining conditions to closing are satisfied, including obtaining certain third party consents, management believes that the closing of the acquisition of the Viosca Knoll interest will occur during the second quarter of 1999.

Joint Venture Restructuring and New Pipeline Construction

     In December 1998, the partners of High Island Offshore System, a Delaware partnership between Leviathan (40%), subsidiaries of ANR Pipeline Company ("ANR") (40%) and a subsidiary of Natural Gas Pipeline Company ("NGPL") (20%), restructured the joint venture arrangement by (i) creating a holding company, Western Gulf Holdings, L.L.C. ("Western Gulf"), (ii) converting High Island Offshore System, which owns a jurisdictional natural gas pipeline located in the Gulf, into a limited liability company, HIOS and (iii) forming a new limited liability company, East Breaks Gathering Company, L.L.C. ("East Breaks") to construct and operate a non-jurisdictional natural gas pipeline system. Western Gulf, owned 40% by Leviathan, 40% by ANR and 20% by NGPL, owns 100% of each of HIOS and East Breaks.

     In February 1999, Western Gulf entered into a $100 million revolving credit facility (the "Western Gulf Credit Facility") with a syndicate of commercial banks to provide funds for the construction of the East Breaks system and for other working capital needs of Western Gulf. The ability of Western Gulf to borrow money under its credit facility is subject to certain customary terms and conditions, including borrowing base limitations. The credit facility is collateralized by substantially all of the material contracts and agreements of

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

East Breaks and Western Gulf including Western Gulf's ownership in HIOS and East Breaks, and matures in February 2004. As of March 10, 1999, Western Gulf had $44.1 million outstanding under its credit facility bearing interest at an average floating rate of 6.4% per annum and $55.9 million of additional funds were available under the credit facility.

     The East Breaks system will initially consist of 85 miles of an 18 to 20-inch pipeline and related facilities connecting the Diana/Hoover prospects developed by Exxon Company USA ("Exxon") and BP Amoco Plc ("BP Amoco") in Alaminos Canyon Block 25 in the Gulf, with the HIOS system. The majority of the construction of the East Breaks system will occur in 1999 and the system is anticipated to be in service in late 2000 at an estimated cost of approximately $90 million. East Breaks entered into long-term agreements with Exxon and BP Amoco involving the commitment, gathering and processing of production from the Diana/Hoover prospects. All of the natural gas to be produced from 11 blocks in the East Breaks and Alaminos Canyon areas will be dedicated for transportation services on the HIOS system.

NOTE 15 -- SUPPLEMENTAL OIL AND NATURAL GAS INFORMATION (UNAUDITED):

  Oil and natural gas reserves

     The following table represents Leviathan's net interest in estimated quantities of developed and undeveloped reserves of crude oil, condensate and natural gas and changes in such quantities at fiscal year end 1998, 1997 and 1996. Estimates of Leviathan's reserves at December 31, 1998, 1997 and 1996 have been made by the independent engineering consulting firm, Netherland, Sewell & Associates, Inc. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

     Estimates of reserve quantities are based on sound geological and engineering principles, but, by their very nature, are still estimates that are subject to substantial upward or downward revision as additional information regarding producing fields and technology becomes available.

                                                             OIL/CONDENSATE   NATURAL GAS
                                                               (BARRELS)         (MCF)
                                                             --------------   -----------
                                                                    (In thousands)
Proved reserves -- December 31, 1995.......................      4,323           61,292
  Revisions of previous estimates..........................       (734)          (4,823)
  Extensions, discoveries and other additions..............        294            3,832
  Production...............................................       (421)         (15,787)
                                                                 -----          -------
Proved reserves -- December 31, 1996.......................      3,462           44,514
  Revisions of previous estimates..........................       (542)           5,441
  Production...............................................       (801)         (19,792)
                                                                 -----          -------
Proved reserves -- December 31, 1997.......................      2,119           30,163
  Revisions of previous estimates..........................        (33)           1,833
  Purchase of reserves in place............................         32            8,212
  Production...............................................       (540)         (11,324)
                                                                 -----          -------
Proved reserves -- December 31, 1998.......................      1,578           28,884
                                                                 =====          =======
Proved developed reserves -- December 31, 1996.............      3,149           44,075
                                                                 =====          =======
Proved developed reserves -- December 31, 1997.............      2,119           28,324
                                                                 =====          =======
Proved developed reserves -- December 31, 1998.............      1,578           26,432
                                                                 =====          =======

     In general, estimates of economically recoverable oil and natural gas reserves and of the future net revenue therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs and future plugging and abandonment costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenue expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. The meaningfulness of such estimates is highly dependent upon the assumptions upon which they are based.

     Furthermore, Leviathan's wells have only been producing for a short period of time and, accordingly, estimates of future production are based on this limited history. Estimates with respect to proved undeveloped reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than upon actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves. A significant portion of Leviathan's reserves is based upon volumetric calculations.

  Future net cash flows

     The standardized measure of discounted future net cash flows relating to Leviathan's proved oil and natural gas reserves is calculated and presented in accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." Accordingly, future cash inflows were determined by applying year-end oil and natural gas prices, as adjusted for hedging and other fixed price contracts in effect, to Leviathan's estimated

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES share of future production from proved oil and natural gas reserves. The average prices utilized in the calculation of the standardized measure of discounted future net cash flows at December 31, 1998 were $9.80 per barrel of oil and $1.53 per Mcf of gas. Future production and development costs were computed by applying year-end costs to future years. As Leviathan is not a taxable entity, no future income taxes were provided. A prescribed 10% discount factor was applied to the future net cash flows.

     In Leviathan's opinion, this standardized measure is not a representative measure of fair market value, and the standardized measure presented for Leviathan's proved oil and natural gas reserves is not representative of the reserve value. The standardized measure is intended only to assist financial statement users in making comparisons between companies.

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------   --------   --------
                                                               (In thousands)
Future cash inflows..................................  $ 53,299   $104,192   $206,311
Future production costs..............................   (13,412)   (15,895)   (13,019)
Future development costs.............................   (10,566)   (10,463)    (5,328)
Future income tax expenses...........................        --         --         --
                                                       --------   --------   --------
Future net cash flows................................    29,321     77,834    187,964
Annual discount at 10% rate..........................    (2,649)   (10,468)   (32,326)
                                                       --------   --------   --------
Standardized measure of discounted future net cash
  flows..............................................  $ 26,672   $ 67,366   $155,638
                                                       ========   ========   ========

                                                               DECEMBER 31, 1998
                                                      ------------------------------------
                                                       PROVED         PROVED
                                                      DEVELOPED    UNDEVELOPED      TOTAL
                                                      ---------   --------------   -------
                                                                 (In thousands)
Undiscounted estimated future net cash flows from
  proved reserves before income taxes...............   $28,457         $864        $29,321
                                                       =======         ====        =======
Present value of estimated future net cash flows
  from proved reserves before income taxes,
  discounted at 10%.................................   $26,131         $541        $26,672
                                                       =======         ====        =======

     The following are the principal sources of change in the standardized measure (in thousands):

                                                         1998       1997       1996
                                                       --------   --------   --------
Beginning of year....................................  $ 67,366   $155,638   $115,170
  Sales and transfers of oil and natural gas
     produced, net of production costs...............   (22,131)   (53,492)   (40,420)
  Net changes in prices and production costs.........   (32,129)   (35,645)    45,358
  Extensions, discoveries and improved recovery, less
     related costs...................................        --         --     17,077
  Oil and natural gas development costs incurred
     during the year.................................       120     11,140     57,501
  Changes in estimated future development costs......      (443)   (12,439)   (29,421)
  Revisions of previous quantity estimates...........     1,920     (3,817)   (19,686)
  Purchase of reserves in place......................     7,573         --         --
  Accretion of discount..............................     6,736     15,564     11,517
  Changes in production rates, timing and other......    (2,340)    (9,583)    (1,458)
                                                       --------   --------   --------
End of year..........................................  $ 26,672   $ 67,366   $155,638
                                                       ========   ========   ========

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

NOTE 16 -- SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                   YEAR 1998
                                           ---------------------------------------------------------
                                                            QUARTER ENDED
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31    YEAR
                                           --------   -------   ------------   -----------   -------
                                                   (In thousands, except for per Unit data)
Revenue..................................  $17,714    $18,373     $18,230        $21,138     $75,455
Gross profit(a)..........................  $ 7,010    $ 8,687     $ 8,165        $10,957     $34,819
Net income (loss)........................  $(1,424)   $ 1,510     $(1,806)       $ 2,466     $   746
Basic and diluted net income (loss) per
  unit...................................  $ (0.05)   $  0.05     $ (0.06)       $  0.08     $  0.02
Weighted average number of Units
  outstanding............................   24,367     24,367      24,367         24,367      24,367
Distributions declared per Common Unit...  $ 0.525    $ 0.525     $ 0.525        $ 0.525     $  2.10
Distributions declared per Preference
  Unit...................................  $ 0.525    $ 0.525     $ 0.275        $ 0.275     $  1.60

                                                                    YEAR 1997
                                           -----------------------------------------------------------
                                                            QUARTER ENDED
                                           ------------------------------------------------
                                           MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31     YEAR
                                           --------   --------   ------------   -----------   --------
                                                    (In thousands, except for per Unit data)
Revenue..................................  $31,028    $ 28,226     $25,474        $20,034     $104,762
Gross profit(a)..........................  $13,980    $ 11,289     $11,311        $10,541     $ 47,121
Net income (loss)........................  $ 8,964    $(15,855)    $ 3,274        $ 2,479     $ (1,138)
Basic and diluted net income (loss) per
  unit...................................  $  0.32    $  (0.58)    $  0.12        $  0.08     $  (0.06)
Weighted average number of Units
  outstanding............................   24,367      24,367      24,367         24,367       24,367
Distributions declared per Preference and
  Common Unit............................  $ 0.425    $   0.45     $ 0.475        $  0.50     $   1.85

                                                                   YEAR 1996
                                           ---------------------------------------------------------
                                                            QUARTER ENDED
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31    YEAR
                                           --------   -------   ------------   -----------   -------
                                                   (In thousands, except for per Unit data)
Revenue..................................  $19,637    $18,562     $24,214        $29,094     $91,507
Gross profit(a)..........................  $12,437    $10,792     $13,246        $14,233     $50,708
Net income (loss)........................  $10,910    $ 9,161     $10,006        $ 8,615     $38,692
Basic and diluted net income (loss) per
  unit...................................  $  0.44    $  0.37     $  0.41        $  0.35     $  1.57
Weighted average number of Units
  outstanding............................   24,367     24,367      24,367         24,367      24,367
Distributions declared per Preference and
  Common Unit............................  $ 0.325    $  0.35     $ 0.375        $  0.40     $  1.45

---------------
(a) Represent revenue less operating and depreciation, depletion and amortization expenses.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Viosca Knoll Gathering
  Company (a Delaware general partnership)

     In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and of partners' capital present fairly, in all material respects, the financial position of Viosca Knoll Gathering Company (a Delaware general partnership) ("Viosca Knoll") as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of Viosca Knoll's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Houston, Texas
March 19, 1999

                         VIOSCA KNOLL GATHERING COMPANY
                        (A DELAWARE GENERAL PARTNERSHIP)

                                 BALANCE SHEET
                                 (In thousands)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $    155   $    135
  Accounts receivable.......................................     4,885      2,658
  Accounts receivable from affiliates.......................       179        561
  Other current assets......................................       232         --
                                                              --------   --------
          Total current assets..............................     5,451      3,354
                                                              --------   --------
  Property and equipment:
     Pipelines..............................................   108,121    103,121
     Construction-in-progress...............................        --      1,449
     Other..................................................        77         24
                                                              --------   --------
                                                               108,198    104,594
     Less: Accumulated depreciation.........................    10,662      6,886
                                                              --------   --------
       Property, plant and equipment, net...................    97,536     97,708
                                                              --------   --------
Debt issue costs, net.......................................       222        296
                                                              --------   --------
          Total assets......................................  $103,209   $101,358
                                                              ========   ========

             LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable..........................................  $    414   $  3,841
  Accounts payable to affiliates............................       552        851
  Accrued liabilities.......................................        55      6,588
                                                              --------   --------
          Total current liabilities.........................     1,021     11,280
Provision for negative salvage..............................       340        256
Notes payable...............................................    66,700     52,200
                                                              --------   --------
                                                                68,061     63,736
                                                              --------   --------
Commitments and contingencies
Partners' capital:
  VK Deepwater..............................................    17,574     18,811
  EPEC Deepwater............................................    17,574     18,811
                                                              --------   --------
                                                                35,148     37,622
                                                              --------   --------
          Total liabilities and partners' capital...........  $103,209   $101,358
                                                              ========   ========

    The accompanying notes are an integral part of this financial statement.

                         VIOSCA KNOLL GATHERING COMPANY
                        (A DELAWARE GENERAL PARTNERSHIP)

                            STATEMENT OF OPERATIONS
                                 (In thousands)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
Revenue:
  Transportation services...................................  $28,806   $23,128   $13,923
  Oil and natural gas sales.................................      528        --        --
                                                              -------   -------   -------
                                                               29,334    23,128    13,923
                                                              -------   -------   -------
Costs and expenses:
  Operating expenses........................................    2,877     1,990       298
  Depreciation..............................................    3,860     2,474     2,269
  General and administrative expenses.......................      154       125       126
                                                              -------   -------   -------
                                                                6,891     4,589     2,693
                                                              -------   -------   -------
Operating income............................................   22,443    18,539    11,230
Interest income.............................................       50        40        --
Interest and other financing costs..........................   (4,267)   (1,959)      (90)
                                                              -------   -------   -------

Net income..................................................  $18,226   $16,620   $11,140
                                                              =======   =======   =======

    The accompanying notes are an integral part of this financial statement.

                         VIOSCA KNOLL GATHERING COMPANY
                        (A DELAWARE GENERAL PARTNERSHIP)

                            STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                   YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                               1998         1997         1996
                                                             ---------    ---------    ---------
Cash flows from operating activities:
  Net income...............................................  $  18,226    $  16,620    $  11,140
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation..........................................      3,860        2,474        2,269
     Amortization of debt issue costs......................         74           73           --
     Changes in operating working capital:
       (Increase) decrease in accounts receivable..........     (2,227)         340       (1,462)
       Decrease (increase) in accounts receivable from
          affiliates.......................................        382          573       (1,046)
       Increase in other current assets....................       (232)          --           --
       (Decrease) increase in accounts payable.............     (3,427)       1,937        1,557
       (Decrease) increase in accounts payable to
          affiliates.......................................       (299)         513       (2,312)
       (Decrease) increase in accrued liabilities..........     (6,533)       6,328         (251)
                                                             ---------    ---------    ---------
          Net cash provided by operating activities........      9,824       28,858        9,895
                                                             ---------    ---------    ---------

Cash flows from investing activities:
  Additions to pipeline assets.............................     (3,604)     (27,541)      (5,219)
  Construction-in-progress.................................         --       (1,449)      (3,410)
                                                             ---------    ---------    ---------
          Net cash used in investing activities............     (3,604)     (28,990)      (8,629)
                                                             ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from notes payable..............................     14,500       18,900       33,300
  Contributions from partners..............................         --          320        3,018
  Distributions to partners................................    (20,700)     (19,300)     (36,900)
  Debt issue costs.........................................         --          (70)        (300)
                                                             ---------    ---------    ---------
          Net cash used in financing activities............     (6,200)        (150)        (882)
                                                             ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents.......         20         (282)         384
Cash and cash equivalents at beginning of year.............        135          417           33
                                                             ---------    ---------    ---------
Cash and cash equivalents at end of year...................  $     155    $     135    $     417
                                                             =========    =========    =========

Cash paid for interest, net of amounts capitalized.........  $   4,180    $   1,878    $      --
                                                             =========    =========    =========

    The accompanying notes are an integral part of this financial statement.

                         VIOSCA KNOLL GATHERING COMPANY
                        (A DELAWARE GENERAL PARTNERSHIP)

                         STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)

                                                                 VK         EPEC
                                                              DEEPWATER   DEEPWATER     TOTAL
                                                              ---------   ---------   ---------
Partners' capital at December 31, 1995......................  $  31,362   $  31,362   $  62,724
  Contributions.............................................      1,509       1,509       3,018
  Distributions.............................................    (18,450)    (18,450)    (36,900)
  Net income................................................      5,570       5,570      11,140
                                                              ---------   ---------   ---------
Partners' capital at December 31, 1996......................     19,991      19,991      39,982
  Contributions.............................................        160         160         320
  Distributions.............................................     (9,650)     (9,650)    (19,300)
  Net income................................................      8,310       8,310      16,620
                                                              ---------   ---------   ---------
Partners' capital at December 31, 1997......................     18,811      18,811      37,622
  Distributions.............................................    (10,350)    (10,350)    (20,700)
  Net income................................................      9,113       9,113      18,226
                                                              ---------   ---------   ---------
Partners' capital at December 31, 1998......................  $  17,574   $  17,574   $  35,148
                                                              =========   =========   =========

    The accompanying notes are an integral part of this financial statement.

                         VIOSCA KNOLL GATHERING COMPANY
                        (A DELAWARE GENERAL PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION:

     Viosca Knoll Gathering Company ("Viosca Knoll") is a Delaware general partnership formed in May 1994 to design, construct, own and operate the Viosca Knoll Gathering System (the "Viosca Knoll system") and any additional facilities constructed or acquired pursuant to the Joint Venture Agreement between VK Deepwater Gathering Company, L.L.C. ("VK Deepwater"), an approximate 99% owned subsidiary of Leviathan Gas Pipeline Partners, L.P. ("Leviathan"), and EPEC Deepwater Gathering Company ("EPEC Deepwater"), an indirect subsidiary of El Paso Energy Corporation ("El Paso"). El Paso, as a result of its merger with DeepTech International Inc. on August 14, 1998, owns an effective 27.3% interest in Leviathan. Each of the partners has a 50% interest in Viosca Knoll. Viosca Knoll is managed by a committee consisting of representatives from each of the partners. Viosca Knoll has no employees. VK Deepwater is the operator of Viosca Knoll and has contracted with an affiliate of EPEC Deepwater to maintain the pipeline and with Leviathan to perform financial, accounting and administrative services.

     The Viosca Knoll system is a non-jurisdictional gathering system designed to serve the Main Pass, Mississippi Canyon and Viosca Knoll areas of the Gulf of Mexico (the "Gulf"), southeast of New Orleans, offshore Louisiana. The Viosca Knoll system, has a maximum design capacity of approximately 1 billion cubic feet of natural gas per day and consists of 125 miles of predominantly 20-inch natural gas pipelines and a large compressor. The Viosca Knoll system provides its customers access to the facilities of a number of major interstate pipelines, including Tennessee Gas Pipeline Company, Columbia Gulf Transmission Company, Southern Natural Gas Company, Transcontinental Gas Pipe Line and Destin Pipeline Company.

     The base system, comprised of (i) an approximately 94 mile, 20-inch diameter pipeline from a platform in Main Pass Block 252 owned by Shell Offshore, Inc. ("Shell") to a pipeline owned by Tennessee Gas Pipeline Company at South Pass Block 55 and (ii) a six mile, 16-inch diameter pipeline from an interconnection with the 20-inch diameter pipeline at Viosca Knoll Block 817 to a pipeline owned by Southern Natural Gas Company at Main Pass Block 289, was constructed in 1994. A 7,000 horsepower compressor was installed in 1996 on Leviathan's Viosca Knoll 817 platform to allow Viosca Knoll to effect deliveries at the operating pressures on downstream interstate pipelines with which it is interconnected. The additional capacity created by such compression allowed Viosca Knoll to transport new natural gas volumes during 1997 from the Shell-operated Southeast Tahoe and Ram-Powell fields as well as other new deepwater projects in the area. In 1997, Viosca Knoll added approximately 25 miles of parallel 20-inch pipelines.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES:

  Cash and cash equivalents

     All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

  Property and equipment

     Gathering pipelines and related facilities are recorded at cost and depreciated on a straight-line basis over an estimated useful life of 30 years. Viosca Knoll also calculates a negative salvage provision using the straight-line method based on an estimated cost of abandoning the pipeline of $2.5 million. Other property, plant and equipment is depreciated on a straight-line basis over an estimated useful life of five years. Maintenance and repair costs are expensed as incurred; additions, improvements and replacements are capitalized. Retirements, sales and disposals of assets are recorded by eliminating the related costs and accumulated depreciation of the disposed assets with any resulting gain or loss reflected in income.

     Viosca Knoll evaluates impairment of its property and equipment in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets

                         VIOSCA KNOLL GATHERING COMPANY
                        (A DELAWARE GENERAL PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

and for Long-Lived Assets to be Disposed Of" which requires recognition of impairment losses on long-lived assets if the carrying amount of such assets, grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other assets, exceeds the estimated undiscounted future cash flows of such assets. Measurement of any impairment loss will be based on the fair value of the assets.

  Capitalization of interest

     Interest and other financing costs are capitalized in connection with construction activities as part of the cost of the asset and amortized over the related asset's estimated useful life.

  Debt issue costs

     Debt issue costs are capitalized and amortized over the life of the related indebtedness. Any unamortized debt issue costs are expensed at the time the related indebtedness is repaid or otherwise terminated.

  Revenue recognition

     Revenue from pipeline transportation of natural gas is recognized upon receipt of the natural gas into the pipeline system. Revenue from demand charges is recognized in the period the services are provided. Revenue from oil and natural gas sales is recognized upon delivery in the period of production.

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

  Recent Pronouncements

     In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This statement defines start-up activities, requires start-up and organization costs to be expensed as incurred and requires that any such costs that exist on the balance sheet be expensed upon adoption of this pronouncement. The statement is effective for fiscal years beginning after December 15, 1998. Viosca Knoll does not expect the implementation of this statement to have a material effect on Viosca Knoll's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to be effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 requires that entities recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of

                         VIOSCA KNOLL GATHERING COMPANY
                        (A DELAWARE GENERAL PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

a derivative will depend on the intended use of the derivative and the resulting designation. Viosca Knoll is currently evaluating the impact, if any, of SFAS No. 133.

NOTE 3 -- INDEBTEDNESS:

     In December 1996, Viosca Knoll entered into a revolving credit facility (the "Viosca Knoll Credit Facility") with a syndicate of commercial banks to provide up to $100 million for the addition of compression and expansion to the Viosca Knoll System and for other working capital needs of Viosca Knoll, including providing a one time distribution not to exceed $25 million to its partners (Note 7). Viosca Knoll's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The Viosca Knoll Credit Facility is collateralized by all of Viosca Knoll's material contracts and agreements, receivables and inventory and matures on December 20, 2001. As of December 31, 1998 and 1997, Viosca Knoll had $66,700,000 and $52,200,000, respectively, outstanding under the Viosca Knoll Credit Facility bearing interest at an average floating rate of 6.7% per annum. As of December 31, 1998, approximately $33,300,000 of additional funds are available under the Viosca Knoll Credit Facility. See Note 8.

     Interest and other financing costs totaled $4,278,000, $2,710,000 and $90,000 for the years ended December 31, 1998, 1997 and 1996, respectively. During the year ended December 31, 1998 and 1997, Viosca Knoll capitalized $11,000 and $751,000, respectively, of such costs in connection with construction projects in progress.

NOTE 4 -- RELATED PARTY TRANSACTIONS:

     Pursuant to a management agreement dated May 24, 1994 between Viosca Knoll and Leviathan, Leviathan charges Viosca Knoll a base fee of $100,000 annually in exchange for Leviathan providing financial, accounting and administrative services on behalf of Viosca Knoll. For each of the years ended December 31, 1998, 1997 and 1996, Leviathan charged Viosca Knoll $100,000 in accordance with this management agreement.

     Viosca Knoll and EPEC Gas Services Company ("EPEC Gas"), an affiliate of EPEC Deepwater, entered into a construction and operation agreement whereby EPEC Gas provided personnel to manage the construction and operation of the Viosca Knoll System in exchange for a one-time management fee of $3,000,000 and provides routine maintenance services on behalf of Viosca Knoll. For the years ended December 31, 1998, 1997 and 1996, EPEC Gas charged Viosca Knoll $415,000, $216,000 and $200,000, respectively, with respect to its operating and maintenance services.

     In addition, EPEC Gas and VK-Main Pass Gathering Company, L.L.C. ("VK Main Pass"), a subsidiary of Leviathan, acquired and installed a compressor on the Viosca Knoll 817 Platform, which is owned by Leviathan. The compressor was placed in service in January 1997. For the years ended December 31, 1998, 1997 and 1996, Viosca Knoll reimbursed EPEC Gas $1,762,000, $1,282,000 and $8,072,000, respectively, for construction related costs. For the years ended December 31, 1998, 1997 and 1996, Viosca Knoll reimbursed VK Main Pass $152,000, $47,000 and $254,000, respectively, for construction related items.

     Included in transportation services revenue during the years ended December 31, 1998, 1997 and 1996 is $1,881,000, $3,921,000 and $3,229,000, respectively, of revenue earned from transportation services provided to Flextrend Development Company, L.L.C., a subsidiary of Leviathan. Included in operating expenses for the years ended December 31, 1998, 1997 and 1996 is $2,447,000, $2,116,000 and
$249,000, respectively, of platform access fees and related expenses charged to Viosca Knoll by VK Main Pass.

                         VIOSCA KNOLL GATHERING COMPANY
                        (A DELAWARE GENERAL PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 5 -- COMMITMENTS AND CONTINGENCIES:

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

NOTE 6 -- MAJOR CUSTOMERS:

     Transportation revenue from major customers was as follows:

                                                        YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------
                                                 1998            1997            1996
                                             -------------   -------------   -------------
                                             AMOUNT     %    AMOUNT     %    AMOUNT     %
                                             -------   ---   -------   ---   -------   ---
Shell Offshore, Inc........................  $10,836    38   $11,198    48   $ 5,141    37
Snyder Oil Corporation.....................    4,801    17     3,653    16     3,275    24
Exxon Corporation..........................    3,354    12       498     2        --    --
Amoco Production Company...................    3,292    11       475     2        --    --
Flextrend Development Company, L.L.C. .....    1,881     7     3,921    17     3,229    23
Other......................................    4,642    15     3,383    15     2,278    16
                                             -------   ---   -------   ---   -------   ---
                                             $28,806   100   $23,128   100   $13,923   100
                                             =======   ===   =======   ===   =======   ===

NOTE 7 -- CASH DISTRIBUTIONS:

     In March 1995, Viosca Knoll began making monthly distributions of 100% of its Available Cash, as defined in the Joint Venture Agreement, to the partners. Available Cash consists generally of all the cash receipts of Viosca Knoll less all of its cash disbursements less reasonable reserves, including, without limitation, those necessary for working capital and near-term commitments and obligations or other contingencies of Viosca Knoll. Viosca Knoll expects to make distributions of Available Cash within 15 days after the end of each month to its partners. During the years ended December 31, 1998, 1997 and 1996, Viosca Knoll paid distributions of $20,700,000, $19,300,000 and $36,900,000, respectively, to its partners. The distributions paid during 1996 include $25 million of funds provided from borrowings under the Viosca Knoll Credit Facility. The Viosca Knoll Credit Facility Agreement includes a covenant by which distributions are limited to the greater of net income or 90% of earnings before interest and depreciation as defined in the agreement.

NOTE 8 -- SUBSEQUENT EVENTS:

     In January 1999, EPEC Deepwater announced the sale of (a) all of its interest in Viosca Knoll, other than a 1% interest in profits and capital in Viosca Knoll, to VK Deepwater for approximately $85.26 million

                         VIOSCA KNOLL GATHERING COMPANY
                        (A DELAWARE GENERAL PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(subject to adjustment), comprised of 25% cash (up to a maximum of $21.315 million) and 75% common units of Leviathan (up to a maximum of 3,205,263 common units), the actual number of which will depend on the average closing price of the common units during the applicable trading reference period, and (b) an option to acquire the remaining 1% interest in the profits and capital in Viosca Knoll.

     Prior to closing, Viosca Knoll must obtain consent from its lenders under the Viosca Knoll Credit Facility and Leviathan must obtain consent from its lenders as well. At such time, either or both of such credit facilities may be restructured.

     At the closing, which is anticipated to be during the second quarter of 1999, (i) EPEC Deepwater will contribute to Viosca Knoll an amount of money equal to 50% of the amount then outstanding under the Viosca Knoll Credit Facility (currently a total of $66.7 million is outstanding) and (ii) VK Deepwater, through Leviathan, will pay El Paso and EPEC Deepwater the cash and common units discussed above. Then, during the six month period commencing on the day after the first anniversary of that closing date, VK Deepwater would have the option to acquire the remaining 1% in profits and capital in Viosca Knoll for a cash payment equal to the sum of $1.74 million plus the amount of additional distributions which would have been paid, accrued or been in arrears had VK Deepwater acquired the remaining 1% of Viosca Knoll at the initial closing by issuing additional common units of Leviathan in lieu of a cash payment of $1.74 million.

INDEPENDENT AUDITORS' REPORT

To the Management Committee
High Island Offshore System, L.L.C.
Detroit, Michigan

     We have audited the accompanying statements of financial position of High Island Offshore System, L.L.C. as of December 31, 1998 and 1997, and the related statements of income, members' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the High Island Offshore System, L.L.C.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of High Island Offshore System, L.L.C. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Detroit, Michigan
February 19, 1999

                      HIGH ISLAND OFFSHORE SYSTEM, L.L.C.

                        STATEMENTS OF FINANCIAL POSITION
                        AS OF DECEMBER 31, 1998 AND 1997

                                                                  1998           1997
                                                              ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $    868,312   $    876,845
  Accounts receivable.......................................     3,777,590      4,709,918
  Prepayments...............................................        15,948             --
                                                              ------------   ------------
          Total current assets..............................     4,661,850      5,586,763
                                                              ------------   ------------

Gas transmission plant......................................   372,370,180    371,321,033
  Less -- accumulated depreciation..........................   364,601,970    359,830,332
                                                              ------------   ------------
          Net gas transmission plant........................     7,768,210     11,490,701
                                                              ------------   ------------

Deferred charges............................................     5,168,277        590,189
                                                              ------------   ------------

          Total assets......................................  $ 17,598,337   $ 17,667,653
                                                              ============   ============

              LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  2,424,849   $  3,077,779
  Unamortized rate reductions for excess deferred federal
     income taxes...........................................       201,347        302,021
                                                              ------------   ------------
          Total current liabilities.........................     2,626,196      3,379,800
                                                              ------------   ------------

Noncurrent liabilities
  Unamortized rate reductions for excess deferred federal
     income taxes...........................................            --        198,510
                                                              ------------   ------------

Commitments and contingencies (Note 6)......................            --             --
                                                              ------------   ------------

Members' equity.............................................    14,972,141     14,089,343
                                                              ------------   ------------

          Total liabilities and members' equity.............  $ 17,598,337   $ 17,667,653
                                                              ============   ============

                     See notes to the financial statements.

                      HIGH ISLAND OFFSHORE SYSTEM, L.L.C.

             STATEMENTS OF INCOME AND STATEMENTS OF MEMBERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                         1998           1997           1996
                                                     ------------   ------------   ------------
STATEMENTS OF INCOME
Operating revenues:
  Transportation services.........................   $ 43,477,250   $ 45,414,839   $ 47,052,978
  Other...........................................        340,323        502,111        387,764
                                                     ------------   ------------   ------------
          Total operating revenues................     43,817,573     45,916,950     47,440,742
                                                     ------------   ------------   ------------
Operating expenses:
  Operation and maintenance.......................     18,935,495     16,975,738     15,548,824
  Depreciation....................................      4,771,638      4,773,588      4,775,405
  Property taxes..................................        111,105        125,368        133,662
                                                     ------------   ------------   ------------
          Total operating expenses................     23,818,238     21,874,694     20,457,891
                                                     ------------   ------------   ------------

          Net operating income....................     19,999,335     24,042,256     26,982,851
                                                     ------------   ------------   ------------

Other income and deductions.......................        (16,537)            --         96,624
                                                     ------------   ------------   ------------
          Total other income and deductions.......        (16,537)            --         96,624
                                                     ------------   ------------   ------------

Net income........................................   $ 19,982,798   $ 24,042,256   $ 27,079,475
                                                     ============   ============   ============

STATEMENTS OF MEMBERS' EQUITY
Balance at beginning of period....................   $ 14,089,343   $ 20,547,087   $ 21,967,612
  Net income......................................     19,982,798     24,042,256     27,079,475
  Capital contributions...........................      4,000,000             --             --
  Distributions to members........................    (23,100,000)   (30,500,000)   (28,500,000)
                                                     ------------   ------------   ------------
Balance at end of period..........................   $ 14,972,141   $ 14,089,343   $ 20,547,087
                                                     ============   ============   ============

                     See notes to the financial statements.

                      HIGH ISLAND OFFSHORE SYSTEM, L.L.C.

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                         1998           1997           1996
                                                     ------------   ------------   ------------
Cash flows from operating activities:
  Net income.......................................  $ 19,982,798   $ 24,042,256   $ 27,079,475
  Adjustments to reconcile net income to cash
     provided by (used in) operating activities
       Depreciation................................     4,771,638      4,773,588      4,775,405
       Accounts receivable.........................       932,328          7,260       (353,633)
       Prepayments.................................       (15,948)       211,842         91,444
       Deferred charges and other..................    (4,877,271)      (145,294)        67,173
       Provision for regulatory matters............            --             --     (1,050,623)
       Accounts payable............................      (335,434)        23,821     (1,515,481)
                                                     ------------   ------------   ------------
          Cash provided by operating activities....    20,458,111     28,913,473     29,093,760
                                                     ------------   ------------   ------------

Cash flows from investing activities:
  Capital expenditures.............................    (1,366,644)      (822,554)      (209,863)
                                                     ------------   ------------   ------------
          Cash used in investing activities........    (1,366,644)      (822,554)      (209,863)
                                                     ------------   ------------   ------------

Cash flows from financing activities:
  Capital contributions............................     4,000,000             --             --
  Distributions to members.........................   (23,100,000)   (30,500,000)   (28,500,000)
                                                     ------------   ------------   ------------
          Cash used in financing activities........   (19,100,000)   (30,500,000)   (28,500,000)
                                                     ------------   ------------   ------------

(Decrease) increase in cash and cash equivalents...        (8,533)    (2,409,081)       383,897
Cash and cash equivalents at beginning of period...       876,845      3,285,926      2,902,029
                                                     ------------   ------------   ------------

Cash and cash equivalents at end of period.........  $    868,312   $    876,845   $  3,285,926
                                                     ============   ============   ============

                     See notes to the financial statements.

                      HIGH ISLAND OFFSHORE SYSTEM, L.L.C.

                       NOTES TO THE FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1 -- FORMATION AND OWNERSHIP STRUCTURE

  Description and Business Purpose

     Effective December 10, 1998, High Island Offshore System, ("HIOS" or the "Company"), a Delaware partnership, was converted to a Delaware Limited Liability Corporation ("L.L.C."). As of December 31, 1998, the members of the Company, each of which held a 20% interest in HIOS, were companies affiliated with three pipeline companies as follows:

                 MEMBER                          AFFILIATED PIPELINE COMPANY
                 ------                          ---------------------------
American Natural Offshore Company          ANR Pipeline Company
NATOCO, Inc.                               Natural Gas Pipeline Company of America
Texam Offshore Gas Transmission, L.L.C.    Leviathan Gas Pipeline Partners, L.P.
Texas Offshore Pipeline System, Inc.       ANR Pipeline Company
Transco Offshore Pipeline Company, L.L.C.  Leviathan Gas Pipeline Partners, L.P.

     In January 1999, the members contributed their capital accounts to Western Gulf Holdings, L.L.C. ("Western Gulf") in exchange for ownership interests in Western Gulf, which is now the sole member holding ownership in the Company. Western Gulf was formed to invest in the development of a 85 mile pipeline which will connect to HIOS and extend to the deep water "Diana" prospect containing an estimated 1 trillion cubic feet of reserves. The new line is scheduled to begin transporting gas in late 2000 and is projected to cost $90 million. The line will be owned by East Breaks Gathering Company, L.L.C., which is also owned by Western Gulf.

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

     HIOS is managed by a committee consisting of representatives from each of the member companies. HIOS has no employees. ANR Pipeline Company ("ANR") operates the system on behalf of HIOS under an agreement which provides that services rendered to HIOS will be reimbursed at cost ($12.4 million for 1998, $11.4 million for 1997, and $9.6 million for 1996).

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The Company is regulated by the FERC. In addition, the Company meets the criteria and, accordingly, follows the accounting and reporting requirements of Statement of Financial Accounting Standards No. 71 for regulated enterprises.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Management believes that its estimates are reasonable.

                      HIGH ISLAND OFFSHORE SYSTEM, L.L.C.

  Depreciation

     Annual depreciation and negative salvage provisions are computed on a straight-line basis using rates of depreciation which vary by type of property. The annual composite depreciation rates were approximately 1.29% for 1998, 1997, and 1996 which include a provision for negative salvage of .2% for offshore facilities.

  Income Taxes

     For tax filing purposes, the Company has elected partnership status, and therefore, income taxes are the responsibility of the Members and are not reflected in the financial statements of the Company.

  Statement of Cash Flows

     For purposes of these financial statements, the Company considers short-term investments purchased with an original maturity of three months or less to be cash equivalents. The Company had short-term investments in the amount of $.9 million at December 31, 1998 and 1997. The Company made no cash payments for interest in 1998, 1997, or 1996.

  Accounting Pronouncements

     The Financial Accounting Standards Board has issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," to be effective for all fiscal years beginning after June 15, 1999. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact, if any, of FAS 133.

NOTE 3 -- REGULATORY MATTERS

     By letter order issued September 18, 1995, the FERC approved the settlement of the Company's rate filing at Docket No. RP94-162, which required that the Company file a new rate case within three years. On October 8, 1998, the FERC granted a request filed by the Company for an extension of time for the filing of its next general rate case until January 1, 2003. Costs incurred in connection with the extension of the rate case settlement have been deferred and are being amortized on a straight-line basis through the period ending December 31, 2002.

NOTE 4 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash invested on a temporary basis at short-term market rates of interest approximates the fair market value of the investments.

NOTE 5 -- RELATED PARTY TRANSACTIONS

     Transportation revenues derived from affiliated pipeline companies were $.8 million for 1998, $6.2 million for 1997, and $16.7 million for 1996. The Company had no accounts receivable balances due from these affiliates for transportation services at December 31, 1998 and 1997.

     Both ANR and U-T Offshore System ("UTOS") provide separation, dehydration and measurement services to HIOS. UTOS is equally owned by affiliates of ANR, Natural Gas Pipeline Company of America, and Leviathan Gas Pipeline Partners, L.P. HIOS incurred charges for these services of $2.5 million in 1998, $2.5 million in 1997, and $2.8 million in 1996 from ANR and $2.0 million in 1998, $1.7 million in 1997, and $1.4 million in 1996 from UTOS.

     In February 1996, the Company reached an agreement with ANR, which was approved by the FERC, which provides that rates charged by ANR would be $2.8 million for calendar year 1996, $2.5 million per year for calendar years 1997, 1998 and 1999 and $2.2 million for calendar year 2000. The rate would be negotiated for calendar year 2001 and thereafter.

                      HIGH ISLAND OFFSHORE SYSTEM, L.L.C.

     Amounts due to ANR were $1.9 million and $1.8 million at December 31, 1998 and 1997, respectively, and amounts due to UTOS were $.2 million and $.1 million at December 31, 1998 and 1997, respectively.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Company is subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position or the results of operations of the Company.

NOTE 7 -- LEGAL PROCEEDINGS

     In 1996, Jack Grynberg filed a claim under the False Claims Act on behalf of the U.S. government in the U.S. District Court, District of Columbia, against 70 defendants, including the Company. The suit sought damages for the alleged underpayment of royalties due to the purported improper measurement of gas. The 1996 suit was dismissed without prejudice in March 1997 and the dismissal was affirmed by the D.C. Court of Appeals in October 1998. In September 1997, Mr. Grynberg filed 77 separate, similar False Claims Act suits against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages. The Company has been included in two of the September 1997 suits. The suits were filed in the U.S. District Court, District of Colorado and the U.S. District Court, Eastern District of Michigan. The United States Department of Justice has notified the Company that it is reviewing these lawsuits to determine whether or not the United States will intervene.

     Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes there are meritorious defenses to substantially all such claims and that any liability which may be finally determined should not have a material adverse effect on the Company's financial position or results of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of
Poseidon Oil Pipeline Company, L.L.C.:

     We have audited the accompanying balance sheets of Poseidon Oil Pipeline Company, L.L.C. (a Delaware limited liability company), as of December 31, 1998 and 1997, and the related statements of income, members' equity and cash flows for the years ended December 31, 1998 and 1997, and for the period from inception (February 14, 1996) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poseidon Oil Pipeline Company, L.L.C., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, and for the period from inception (February 14, 1996) through December 31, 1996, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 18, 1999

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                  1998           1997
                                                              ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $    685,540   $  1,671,451
  Crude oil receivables --
     Related parties........................................    28,216,308     21,729,130
     Other..................................................    12,179,468      7,316,566
  Construction advances to operator (Note 6)................     1,234,467             --
  Materials, supplies and other.............................     1,022,450      1,045,937
                                                              ------------   ------------
          Total current assets..............................    43,338,233     31,763,084
Debt reserve fund (Notes 2 and 4)...........................     4,329,254      3,717,627
Property, plant and equipment, net of accumulated
  depreciation
  (Note 3)..................................................   228,752,910    222,337,758
                                                              ------------   ------------
          Total assets......................................  $276,420,397   $257,818,469
                                                              ============   ============

              LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
  Accounts payable --
     Related parties........................................  $  4,945,839   $  2,602,133
     Other..................................................     2,165,159      5,516,554
  Crude oil payables --
     Related parties........................................    28,646,791     22,534,661
     Other..................................................     3,778,243      5,139,391
  Other.....................................................       597,590         70,922
                                                              ------------   ------------
          Total current liabilities.........................    40,133,622     35,863,661
                                                              ------------   ------------
Long-term debt (Note 4).....................................   131,000,000    120,500,000
                                                              ------------   ------------
Members' equity (Note 1):
  Capital contributions.....................................   107,999,320    107,999,320
  Capital distributions.....................................   (36,699,320)   (17,999,320)
  Retained earnings.........................................    33,986,775     11,454,808
                                                              ------------   ------------
          Total members' equity.............................   105,286,775    101,454,808
                                                              ------------   ------------
          Total liabilities and members' equity.............  $276,420,397   $257,818,469
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                              STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
             AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 14, 1996)
                           THROUGH DECEMBER 31, 1996

                                                      1998            1997            1996
                                                  -------------   -------------   -------------
Crude oil sales.................................  $ 370,431,640   $ 310,828,794   $ 176,849,075
Crude oil purchases.............................   (325,909,477)   (284,667,502)   (169,030,526)
                                                  -------------   -------------   -------------
          Net sales revenue.....................     44,522,163      26,161,292       7,818,549
                                                  -------------   -------------   -------------
Operating costs:
  Transportation costs..........................      1,636,162       3,146,736         858,229
  Operating expenses............................      3,127,134       2,635,717       2,183,375
  Depreciation..................................      8,846,395       6,463,327       2,176,157
                                                  -------------   -------------   -------------
          Total operating costs.................     13,609,691      12,245,780       5,217,761
                                                  -------------   -------------   -------------

Operating income................................     30,912,472      13,915,512       2,600,788
Other income (expense):
  Interest income...............................        290,745         208,961         339,452
  Interest expense..............................     (8,671,250)     (5,340,742)       (269,163)
                                                  -------------   -------------   -------------
Net income......................................  $  22,531,967   $   8,783,731   $   2,671,077
                                                  =============   =============   =============

   The accompanying notes are an integral part of these financial statements.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                         STATEMENTS OF MEMBERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
             AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 14, 1996)
                           THROUGH DECEMBER 31, 1996

                                                     POSEIDON
                                       MARATHON      PIPELINE            TEXACO
                                          OIL        COMPANY,         TRADING AND
                                        COMPANY       L.L.C.      TRANSPORTATION, INC.
                                         (28%)         (36%)             (36%)              TOTAL
                                      -----------   -----------   --------------------   ------------
Balance, February 14, 1996..........  $        --   $        --       $         --       $         --
  Cash contributions................    5,200,000            --         36,399,660         41,599,660
  Property contributions............   20,000,000    36,399,660         10,000,000         66,399,660
  Cash distributions................           --    (3,999,660)       (13,999,660)       (17,999,320)
  Net income........................      747,901       961,588            961,588          2,671,077
                                      -----------   -----------       ------------       ------------
Balance, December 31, 1996..........   25,947,901    33,361,588         33,361,588         92,671,077
  Net income........................    2,459,445     3,162,143          3,162,143          8,783,731
                                      -----------   -----------       ------------       ------------
Balance, December 31, 1997..........   28,407,346    36,523,731         36,523,731        101,454,808
  Net income........................    6,308,951     8,111,508          8,111,508         22,531,967
  Cash distributions................   (5,236,000)   (6,732,000)        (6,732,000)       (18,700,000)
                                      -----------   -----------       ------------       ------------
Balance, December 31, 1998..........  $29,480,297   $37,903,239       $ 37,903,239       $105,286,775
                                      ===========   ===========       ============       ============

   The accompanying notes are an integral part of these financial statements.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
             AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 14, 1996)
                           THROUGH DECEMBER 31, 1996

                                                        1998           1997           1996
                                                     -----------   ------------   -------------
Cash flows from operating activities:
  Net income.......................................  $22,531,967   $  8,783,731   $   2,671,077
  Adjustments to reconcile net income to net cash
   provided by operating activities --
     Depreciation..................................    8,846,395      6,463,327       2,176,157
     Changes in operating assets and liabilities --
       Crude oil receivables.......................  (11,350,080)     2,509,382     (31,555,078)
       Materials, supplies and other...............       23,487       (952,294)        (93,643)
       Accounts payable............................   (1,007,689)     5,939,637       2,179,050
       Crude oil payables..........................    4,750,982     (8,098,087)     35,772,139
       Other current liabilities...................      526,668        (16,110)         87,032
                                                     -----------   ------------   -------------
          Net cash provided by operating
            activities.............................   24,321,730     14,629,586      11,236,734
                                                     -----------   ------------   -------------
Cash flows from investing activities:
  Capital expenditures.............................  (15,261,547)   (54,024,948)   (110,698,884)
  Construction advances to operator, net...........   (1,234,467)     7,407,710      (7,407,710)
  Proceeds from the sale of property, plant and
     equipment.....................................           --        146,250              --
                                                     -----------   ------------   -------------
          Net cash used in investing activities....  (16,496,014)   (46,470,988)   (118,106,594)
                                                     -----------   ------------   -------------
Cash flows from financing activities:
  Proceeds from issuance of debt...................   32,000,000     38,000,000     107,000,000
  Cash contributions...............................           --             --      41,599,660
  Repayments of long-term debt.....................  (21,500,000)    (1,500,000)    (23,000,000)
  Cash distributions...............................  (18,700,000)            --     (17,999,320)
  Increase in debt reserve fund....................     (611,627)    (3,717,627)             --
                                                     -----------   ------------   -------------
          Net cash provided by financing
            activities.............................   (8,811,627)    32,782,373     107,600,340
                                                     -----------   ------------   -------------
Increase in cash and cash equivalents..............     (985,911)       940,971         730,480
Cash and cash equivalents, beginning of year.......    1,671,451        730,480              --
                                                     -----------   ------------   -------------
Cash and cash equivalents, end of year.............  $   685,540   $  1,671,451   $     730,480
                                                     ===========   ============   =============
Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amounts
     capitalized...................................  $ 8,596,583   $  5,342,217   $     205,713
                                                     ===========   ============   =============
Supplemental disclosure of noncash financing
  activities:
  Initial Poseidon property contribution...........  $        --   $         --   $  36,399,660
                                                     ===========   ============   =============
  Block 873 Pipeline property contribution.........  $        --   $         --   $  30,000,000
                                                     ===========   ============   =============

   The accompanying notes are an integral part of these financial statements.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 1 -- ORGANIZATION AND NATURE OF BUSINESS

     Poseidon Oil Pipeline Company, L.L.C. (the Company), is a Delaware limited liability company formed on February 14, 1996, to design, construct, own and operate the unregulated Poseidon Pipeline extending from the Gulf of Mexico to onshore Louisiana. The original members of the Company were Texaco Trading and Transportation, Inc. (TTTI), and Poseidon Pipeline Company, L.L.C. (Poseidon), a subsidiary of Leviathan Gas Pipeline Partners, L.P. TTTI contributed $36,399,660 in cash, and Poseidon contributed property, plant and equipment, valued by the two parties (TTTI and Poseidon) at $36,399,660, at the formation of the Company. Each member received a 50 percent ownership interest in the Company. Subsequently, $2,799,320 in cash was equally distributed to TTTI and Poseidon, leaving $70 million of equity in the Company as of April 23, 1996.

     On July 1, 1996, Marathon Pipeline Company (MPLC) and Texaco Pipeline, Inc.
(TPLI), through their 66 2/3 percent and 33 1/3 percent respectively owned venture, Block 873 Pipeline Company (Block 873), contributed property, plant and equipment valued by the parties (Block 873, TTTI and Poseidon) at $30,000,000. In return, they received a 33 1/3 percent interest in the Company. Immediately after the contribution, MPLC and TPLI transferred their pro rata ownership interests in the Company to Marathon Oil Company (Marathon) and TTTI, respectively. Marathon then contributed an additional $5.2 million in cash, and distributions of $12.6 million and $2.6 million in cash were made to TTTI and Poseidon, respectively. Upon completion of this transaction, TTTI, Poseidon and Marathon owned 36 percent, 36 percent and 28 percent of the Company, respectively, and total equity was $90,000,000.

     The Company purchased crude oil line-fill and began operating Phase I of the pipeline in April 1996. Phase I consists of 16-inch and 20-inch sections of pipe extending from the Garden Banks Block 72 to Ship Shoal Block 332. Phase II of the pipeline is a 24-inch section of pipe from Ship Shoal Block 332 to Caillou Island. Line-fill was purchased for Phase II in late December 1996 and operations began in January 1997. Construction of Phase III of the pipeline consisting of a section of 24-inch line extending from Caillou Island to the Houma, Louisiana, area was completed during 1997, and operations began in December 1997.

     The Company is in the business of transporting crude oil in the Gulf of Mexico in accordance with various purchase and sale contracts with producers served by the pipeline. The Company buys crude oil at various points along the pipeline and resells the crude oil at a destination point in accordance with each individual contract. Net sales revenue is earned based upon the differential between the sale price and purchase price. Differences between purchased and sold volumes in any period are recorded as changes in line-fill.

     Effective January 1, 1998, Shell Oil Company and Texaco Inc. (Texaco) formed Equilon Enterprises LLC (Equilon). Equilon is a joint venture which combines both companies' western and midwestern U.S. refining and marketing businesses and both companies' nationwide trading, transportation and lubricants businesses. Under the formation agreement, Shell Oil Company and Texaco assigned, or caused to be assigned, the economic benefits and detriments of certain regulated and unregulated pipeline assets, including TTTI's beneficial interest in the Company. As a result of the joint venture, Equilon became operator of the Company on January 1, 1998.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Accounting

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

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

  Property, Plant and Equipment

     Contributed property, plant and equipment is recorded at fair value as agreed to by the members at the date of contribution. Acquired property, plant and equipment is recorded at cost. Pipeline equipment is depreciated using a composite, straight-line method over estimated useful lives of three to 30 years. Line-fill is not depreciated as management of the Company believes the cost of all barrels is fully recoverable. Major renewals and betterments are capitalized in the property accounts while maintenance and repairs are expensed as incurred. No gain or loss is recognized on normal asset retirements under the composite method.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Debt Reserve Fund

     In connection with the Company's revolving credit facility (see Note 4), the Company is required to maintain a debt reserve account as security on the outstanding balance. At December 31, 1998, the balance in the account totaled $4,329,254 and was comprised of funds earning interest at a money market rate.

  Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, short-term receivables, payables and long-term debt. The carrying values of cash and cash equivalents, short-term receivables and payables approximate fair value. The fair value for long-term debt is estimated based on current rates available for similar debt with similar maturities and securities and, at December 31, 1998, approximates the carrying value.

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at December 31, 1998 and 1997:

                                                               1998           1997
                                                           ------------   ------------
Rights-of-way............................................  $  3,218,788   $  3,218,788
Line-fill................................................    11,350,466     11,160,410
Line pipe, line pipe fittings and pipeline
  construction...........................................   223,076,191    206,041,256
Pumping and station equipment............................     4,613,516      4,584,563
Office furniture, vehicles and other equipment...........        83,812         67,609
Construction work in progress............................     3,896,016      5,904,616
                                                           ------------   ------------
                                                            246,238,789    230,977,242
Less -- Accumulated depreciation.........................   (17,485,879)    (8,639,484)
                                                           ------------   ------------
                                                           $228,752,910   $222,337,758
                                                           ============   ============

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

     Management evaluates the carrying value of the pipeline in accordance with the guidelines presented under Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes standards for measuring the impairment of long-lived assets to be held and used and of those to be disposed. Management believes no impairment of assets exists as of December 31, 1998.

     During 1998 and 1997, the Company capitalized approximately $-- and $2,151,000, respectively, of interest cost into property, plant and equipment.

NOTE 4 -- DEBT

     The Company maintains a $150,000,000 revolving credit facility with a group of banks. The outstanding balance at December 31, 1998, is $131,000,000. Under the terms of the related credit agreement, the Company has the option to either draw or renew amounts at various maturities ranging from one to 12 months if a Eurodollar interest rate arrangement is selected (6.875 percent to 6.9375 percent at December 31, 1998). These borrowings can then be renewed assuming no event of default exists. Alternatively, the Company may select to borrow under a base interest rate arrangement, calculated in accordance with the credit agreement. The revolving credit facility matures on April 30, 2001.

     At December 31, 1998, the entire outstanding balance had been borrowed under the Eurodollar alternative, and it is the Company's intent to extend repayment beyond one year, thus the entire balance has been classified as long-term.

     The debt is secured by various assets of the Company including accounts receivable, inventory, pipeline equipment and investments. The Company has used the funds drawn on the revolver primarily for construction costs associated with Phases II and III of the pipeline.

     The revolving credit agreement requires the Company to meet certain financial and nonfinancial covenants. The Company must maintain a tangible net worth, calculated in accordance with the credit agreement, of not less than $80,000,000. Beginning April 1, 1997, the Company is required to maintain a ratio of earnings before interest, taxes, depreciation and amortization to interest paid or accrued, as calculated in accordance with the credit agreement, of 2.50 to 1.00. In addition, the Company is required to maintain a debt reserve fund (see Note 2) with a balance equal to two times the interest payments made in the previous quarter under the credit facility.

NOTE 5 -- INCOME TAXES

     A provision for income taxes has not been recorded in the accompanying financial statements because such taxes accrue directly to the members. The federal and state income tax returns of the Company are prepared and filed by the operator.

NOTE 6 -- TRANSACTIONS WITH RELATED PARTIES

     The Company derives a significant portion of its gross sales and gross purchases from its members and other related parties. The Company generated approximately $263,872,000 in gross affiliated sales and approximately $226,184,000 in gross affiliated purchases for 1998. During 1997 and 1996, the Company generated approximately $19,790,000 and $4,086,000 of net sales revenue from related parties.

     The Company paid approximately $558,000 to Equilon in 1998 and $454,000 and $401,000 to TTTI in 1997 and 1996, respectively, for management, administrative and general overhead. In 1998, 1997 and 1996, the Company paid construction management fees of $2,133,507, $1,091,000 and $2,364,000, respectively, to Equilon in connection with the completion of Phase II and Phase III. As of December 31, 1998 and 1997, the

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

Company had outstanding advances to Equilon of approximately $1,234,000 and $--, respectively, in connection with construction work in progress.

NOTE 7 -- CONTINGENCIES

     In the normal course of business, the Company is involved in various legal actions arising from its operations. In the opinion of management, the outcome of these legal actions will not significantly affect the financial position or results of operations of the Company.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Members
  of Neptune Pipeline Company, L.L.C.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of members' capital and of cash flows present fairly, in all material respects, the financial position of Neptune Pipeline Company, L.L.C. at December 31, 1998 and 1997, and the result of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                            PricewaterhouseCoopers LLP

Houston, Texas
March 11, 1999

                        NEPTUNE PIPELINE COMPANY, L.L.C.

                           CONSOLIDATED BALANCE SHEET
                        AS OF DECEMBER 31, 1998 AND 1997

                                                                  1998           1997
                                                              ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  6,016,841   $ 18,531,456
  Transportation receivable.................................     1,279,405        764,008
  Owing from related parties................................     2,880,664     11,974,091
  Other receivable..........................................       104,756         89,821
                                                              ------------   ------------
          Total current assets..............................    10,281,666     31,359,376

Pipelines and equipment.....................................   261,104,113    249,861,312
  Less: accumulated depreciation............................    12,204,577      2,056,246
                                                              ------------   ------------
                                                               248,899,536    247,805,066

Long-term receivable........................................       160,000             --
                                                              ------------   ------------
          Total assets......................................  $259,341,202   $279,164,442
                                                              ============   ============

              LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $    964,761   $  2,001,863
  Owing to related parties..................................     4,784,102     32,779,237
  Deferred income...........................................            --         20,478
                                                              ------------   ------------
          Total current liabilities.........................     5,748,863     34,801,578

Minority interest...........................................     1,872,959      1,778,740

Members' equity.............................................   251,719,380    242,584,124
                                                              ------------   ------------
          Total liabilities and members' equity.............  $259,341,202   $279,164,442
                                                              ============   ============

        The accompanying notes are an integral part of these statements.

                        NEPTUNE PIPELINE COMPANY, L.L.C.

                        CONSOLIDATED STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                 1998          1997
                                                              -----------   ----------
Operating income:
  Transportation revenue....................................  $16,172,659   $6,317,728
  Other gas revenue.........................................      180,236           --
                                                              -----------   ----------
          Total revenues....................................   16,352,895    6,317,728

Operating expenses:
  Operating & maintenance...................................    3,575,712    1,693,978
  Administrative & general..................................    1,455,240      992,520
  Depreciation..............................................   10,148,332    2,056,246
  Property taxes............................................      326,332           --
                                                              -----------   ----------
          Total operating expenses..........................   15,505,616    4,742,744

Net operating income........................................      847,279    1,574,984

  Other income (expense)
     Other expense..........................................     (150,100)          --
     Interest income........................................      385,123      362,142
     Allowance for funds used during construction...........           --    6,430,641
                                                              -----------   ----------
          Total other income, net...........................      235,023    6,792,783

Net income before minority interest.........................    1,082,302    8,367,767

  Minority interest in income of subsidiaries...............       11,026       81,736
                                                              -----------   ----------
Net income..................................................  $ 1,071,276   $8,286,031
                                                              ===========   ==========

        The accompanying notes are an integral part of these statements.

                        NEPTUNE PIPELINE COMPANY, L.L.C.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                  1998           1997
                                                              ------------   -------------
Cash flows from operating activities:
  Net income................................................  $  1,071,276   $   8,286,031
  Adjustments to reconcile net income to net cash provided
   by (used for) operating activities:
     Depreciation...........................................    10,148,332       2,056,246
     Allowance for funds used during construction...........            --      (6,430,641)
     Minority interest in income of subsidiaries............        11,026          81,736
  (Increases) decreases in working capital:
     Transportation receivables.............................      (515,397)       (764,008)
     Owing from related parties.............................     9,093,427     (11,974,091)
     Other receivable.......................................        25,065         (89,503)
     Accounts payable.......................................    (1,037,102)      2,001,863
     Owing to related parties...............................   (30,791,136)     32,779,237
     Deferred income........................................       (20,478)        (54,522)
                                                              ------------   -------------
          Net cash provided by (used for) operating
            activities......................................   (12,014,987)     25,892,348
                                                              ------------   -------------

Cash flows used for investing activities:
  Capital expenditures......................................    (9,252,950)   (179,087,955)
  Proceeds from property sales and salvage..................       187,149              --
  Contributions in aid of construction......................       419,000              --
                                                              ------------   -------------
          Net cash used for investing activities............    (8,646,801)   (179,087,955)
                                                              ------------   -------------

Cash flows provided by financing activities:
  Members' contributed capital..............................    13,985,491     172,512,990
  Minority interest contributed capital.....................        83,193       1,696,980
  Distributions.............................................    (5,921,511)     (2,560,000)
                                                              ------------   -------------
          Net cash provided by financing activities.........     8,147,173     171,649,970
                                                              ------------   -------------

Increase (decrease) in cash and cash equivalents............  $(12,514,615)  $  18,454,363
                                                              ============   =============

Reconciliation of beginning and ending balances
  Cash and cash equivalents -- beginning of year............  $ 18,531,456   $      77,093
  Increase (decrease) in cash and cash equivalents..........   (12,514,615)     18,454,363
                                                              ------------   -------------
Cash and cash equivalents -- end of year....................  $  6,016,841   $  18,531,456
                                                              ============   =============

        The accompanying notes are an integral part of these statements.

                        NEPTUNE PIPELINE COMPANY, L.L.C.

                         STATEMENT OF MEMBERS' CAPITAL
                        AS OF DECEMBER 31, 1998 AND 1997

                                        TEJAS OFFSHORE
                                        PIPELINE LLC/    MARATHON GAS    SAILFISH
                                        SHELL SEAHORSE   TRANSMISSION    PIPELINE
                                           COMPANY           INC.       COMPANY LLC      TOTAL
                                        --------------   ------------   -----------   ------------
Capital account balances at December
  31, 1996............................   $      1,194    $       581    $      612    $      2,387
Members' contributions................    115,473,693     56,659,297       380,000     172,512,990
Contributed assets....................      4,100,000             --    60,242,716      64,342,716
Net income............................      3,433,401      1,328,264     3,524,366       8,286,031
Distributions.........................             --             --    (2,560,000)     (2,560,000)
                                         ------------    -----------    -----------   ------------
Capital account balances at December
  31, 1997............................    123,008,288     57,988,142    61,587,694     242,584,124
Members' contributions................      5,369,182      3,524,321     5,091,988      13,985,491
Net income............................        585,317        236,169       249,790       1,071,276
Distributions.........................     (3,358,512)    (1,246,864)   (1,316,135)     (5,921,511)
                                         ------------    -----------    -----------   ------------
Capital account balances at December
  31, 1998............................   $125,604,275    $60,501,768    $65,613,337   $251,719,380
                                         ============    ===========    ===========   ============

        The accompanying notes are an integral part of these statements.

                        NEPTUNE PIPELINE COMPANY, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

NOTE 1 -- ORGANIZATION AND CONTROL

     Neptune Pipeline Company, L.L.C. (Neptune) owns a 99% member interest in Manta Ray Offshore Gathering Company, L.L.C. (Manta Ray) and Nautilus Pipeline Company, L.L.C. (Nautilus). Neptune is owned as follows: Tejas Offshore Pipeline, LLC (Tejas), an affiliate of Shell Oil Company owns a 49.9% member interest; Shell Seahorse Company (Shell Seahorse), an affiliate of Shell Oil Company owns a 0.1% member interest; Marathon Gas Transmission Inc. (Marathon) owns a 24.33% member interest; Sailfish Pipeline Company, L.L.C. (Sailfish) owns a 25.67% member interest.

     Tejas acquired its 49.9% interest from Shell Seahorse on February 2, 1998.

     Agreements between the member companies address the allocation of income and capital contributions and distributions amongst the respective members' capital accounts. As a result of these agreements, the ratio of members' equity accounts per the Statement of Members' Capital differs from the members' ownership interests in Neptune.

     Neptune was formed to acquire, construct, own and operate through Manta Ray and Nautilus, the Manta Ray System and the Nautilus System and any other natural gas pipeline systems approved by the members. As of December 31, 1998 the Manta Ray System and the Nautilus System are the only pipelines owned by Manta Ray and Nautilus, respectively.

     The formation of Manta Ray was accomplished through cash and fixed asset contributions from the member companies. Fixed asset contributions, which accounted for approximately 50% of all contributions, consisted of the Manta Ray System and various compressor equipment (contributed by Sailfish) and the Boxer-Bullwinkle System (contributed by Shell Seahorse). Because both cash and fixed assets were contributed, the Manta Ray System and related compressor equipment and the Boxer-Bullwinkle System were recorded at $64,342,716, which represented their fair value on the date of contribution.

     The Manta Ray System consists of a 169 mile gathering system located in the South Timbalier and Ship Shoal areas of the Gulf of Mexico. An additional segment, 47 miles of 24 inch pipeline and associated facilities, extending from Green Canyon Block 65, offshore Louisiana, to Ship Shoal Block 207, offshore Louisiana, was constructed during 1997 and first provided natural gas transportation service on December 15, 1997. This newly constructed pipeline is referred to as Phase II Facilities elsewhere in these notes.

     The Nautilus System consists of a 30-inch natural gas pipeline and appurtenant facilities extending approximately 101 miles from Ship Shoal Block 207, offshore Louisiana, to six delivery point interconnects near the outlet of Exxon Company, U.S.A.'s Garden City Gas Processing Plant in St. Mary Parish, Louisiana. The Nautilus System was constructed during 1997 and first provided natural gas transportation service on December 15, 1997.

     Neptune, Manta Ray and Nautilus (collectively referred to as the Companies) have no employees and receive all administrative and operating support through contractual arrangements with affiliated companies. These services and agreements are outlined in Note 3, Related Party Transactions.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of Neptune and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

                        NEPTUNE PIPELINE COMPANY, L.L.C.

  Regulation

     Nautilus, as an interstate pipeline, is subject to regulation by the Federal Energy Regulatory Commission (FERC). Nautilus has accounting policies that conform to generally accepted accounting principles, as applied to regulated enterprises and are in accordance with the accounting requirements and ratemaking practices of the FERC.

  Cash and Cash Equivalents

     All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

  Pipelines and Equipment

     Newly constructed pipelines are recorded at historical cost. Regulated pipelines and equipment includes an Allowance for Funds Used During Construction (AFUDC). The rates used in the calculation of AFUDC are determined in accordance with guidelines established by FERC. The Manta Ray pipeline and related facilities are depreciated on a straight-line basis over their estimated useful life of 30 years, while the Nautilus pipeline and related facilities are depreciated on a straight line basis over their estimated useful life of 20 years. Maintenance and repair costs are expensed as incurred while additions, improvements and replacements are capitalized.

  Income Taxes

     Neptune is treated as a tax partnership under the provisions of the Internal Revenue Code. Accordingly, the accompanying financial statements do not reflect a provision for income taxes since Neptune's results of operations and related credits and deductions will be passed through to and taken into account by its partners in computing their respective tax liabilities.

  Impairment of Long-Lived Assets

     Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires recognition of impairment losses on long-lived assets if the carrying amount of such assets, grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other assets, exceeds the estimated undiscounted future cash flows of such assets. Measurement of any impairment loss is based on the fair value of the asset. At December 31, 1998 and 1997, there were no impairments.

  Revenue Recognition

     Revenue from Manta Ray's and Nautilus' transportation of natural gas is recognized upon receipt of natural gas into the pipeline systems.

     In the course of providing transportation services to customers, Nautilus and Manta Ray may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. These transactions result in imbalances which are settled in cash on a monthly basis. In addition, certain imbalances may occur with interconnecting facilities when the Companies deliver more or less than what is nominated (scheduled). The settlement of these imbalances is governed by Operational Balancing Agreements (OBA). Certain OBAs stipulate that settlement will occur through delivery of physical quantities in subsequent months. The Companies record the net of all imbalances as Transportation Revenue or Other Revenue and carry the net position as a payable or a receivable, as appropriate.

                        NEPTUNE PIPELINE COMPANY, L.L.C.

  Fair Value of Financial Instruments

     The reported amounts of financial instruments such as cash and cash equivalents, receivables, and current liabilities approximate fair value because of their maturities.

  Use of Estimates and Significant Risks

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the related reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions include those made in areas of FERC regulations, fair value of financial instruments, future cash flows associated with assets, useful lives for depreciation and potential environmental liabilities. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

     Development and production of natural gas in the service area of the pipelines are subject to, among other factors, prices for natural gas and federal and state energy policy, none of which are within the Companies' control.

  Reclassification

     Certain prior period amounts in the financial statements and notes thereto have been reclassified to conform with the current year presentation.

NOTE 3 -- RELATED PARTY TRANSACTIONS

  Construction Management Agreements

     On January 17, 1997, Nautilus entered into a Construction Management Agreement (the Agreement) with Marathon under which Marathon agreed to construct the Nautilus System. As of December 31, 1998 and 1997 respectively, Nautilus had incurred $113,127,385, and $113,041,314 of costs under the Agreement. Of these amounts, $309,238 and $2,665,922 were recorded as liabilities to affiliates at December 31, 1998 and 1997, respectively.

     On January 17, 1997, Manta Ray entered into a Construction Management Agreement with Shell Seahorse under which Shell Seahorse agreed to construct the Phase II Facilities. Also on January 17, 1997, Manta Ray entered into a Construction Management Agreement with Marathon under which Marathon agreed to construct a slug catcher. On August 1, 1998, Manta Ray entered into a Construction Management Agreement with Marathon under which Marathon agreed to construct condensate stabilization facilities. As of December 31, 1998 and 1997, Manta Ray had incurred $83,388,913 and $64,016,789, respectively, under these agreements. Of these amounts, $4,236,507 and $7,875,533 were recorded as liabilities to affiliates at December 31, 1998 and 1997, respectively.

  Transportation Services

     During 1998, $3,881,667 of transportation revenues for Nautilus were derived from related parties. During 1997, Nautilus derived substantially all of its transportation revenue from transportation services provided under agreements with Shell Offshore Incorporated (SOI) and Marathon Oil Company, both of which are affiliates of Nautilus. All transactions were at rates pursuant to the existing tariff. At December 31, 1998 and 1997 respectively, Nautilus had affiliate receivables of $596,090 and $0 relating to transportation and gas imbalances. At December 31, 1998 and 1997, respectively, Nautilus had affiliate payables of $230,730 and $0 relating to transportation and gas imbalances.

                        NEPTUNE PIPELINE COMPANY, L.L.C.

     In 1998, $4,902,613 of transportation revenues on Manta Ray were derived from related parties. During 1997, Manta Ray derived substantially all of its transportation revenue from transportation services provided under agreements with third parties. All transactions were at negotiated rates. At December 31, 1998 and 1997 respectively, Manta Ray had receivables of $1,857,320 and $639,208 relating to transportation and gas imbalances.

     At December 31, 1998, Manta Ray also had a receivable from Sailfish of $297,348 relating to accumulated transportation and gas balancing activity associated with the assets contributed by Sailfish.

  Leases

     Effective December 1, 1997, Manta Ray, as lessor, and Nautilus, as lessee, entered into a lease agreement for usage of offshore platform space located at Ship Shoal Block 207. The term of the lease is for the life of the platform, subject to certain early termination conditions, and requires minimum lease payments of $225,000 per year adjusted annually for inflation. The associated lease revenue and expense have been eliminated in consolidation.

  Operating and Administrative Expense

     Since the Companies have no employees, operating, maintenance and general and administrative services are provided to the Companies under service agreements with Manta Ray Gathering Company, L.L.C., Marathon, and Shell Seahorse, all of which are affiliates of the Companies. Substantially all operating and administrative expenses were incurred through services provided under these agreements.

  Other Affiliate Transactions

     During 1997, Manta Ray and Nautilus had various transactions relating to construction with member companies or affiliates which resulted in affiliate receivables of $11,337,218 and affiliate payables of $22,237,782.

     Also included in Owing from Related Parties at December 31, 1998 is a receivable from an affiliate for $129,698 relating to the sale of land during the fourth quarter of 1998 by Nautilus. No gain or loss was recognized on the sale.

NOTE 4 -- PIPELINES AND EQUIPMENT

     Pipelines and equipment at December 31, 1998 and 1997 is comprised of the following (in thousands):

                                                                1998       1997
                                                              --------   --------
Pipelines and equipment.....................................  $244,835   $242,194
Land........................................................     1,107      1,237
AFUDC.......................................................     6,430      6,430
Construction in progress....................................     8,732         --
                                                              --------   --------
          Subtotal..........................................   261,104    249,861
Accumulated depreciation....................................    12,204      2,056
                                                              --------   --------
          Total.............................................  $248,900   $247,805
                                                              ========   ========

     At December 31, 1997, included in pipelines and equipment is an accrued estimate of costs incurred to date of $3,022,000. Actual costs incurred during 1998 relating to this accrual totaled $1,855,000. Pipelines and Equipment and Owing to Related Parties have been adjusted in 1998.

                        NEPTUNE PIPELINE COMPANY, L.L.C.

     During 1998, Nautilus entered into interconnection agreements with certain other parties in which Nautilus agreed to construct interconnection facilities whereby the parties agreed to contribute $619,000 as partial reimbursement for construction costs. Nautilus was reimbursed $419,000 during 1998 and the remaining balance will be paid monthly based on throughput. The receivable balance at December 31, 1998 was $200,000, the current portion of which is $40,000.

NOTE 5 -- REGULATORY MATTERS

     The FERC has jurisdiction over the Nautilus System with respect to transportation of gas, rates and charges, construction of new facilities, extension or abandonment of service facilities, accounts and records, depreciation and amortization policies and certain other matters.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Companies are subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position, the results of operations or cash flows of the Companies.

     Various legal actions, which have arisen in the ordinary course of business, are pending with respect to the assets of the Companies. Management believes that the ultimate disposition of these actions, either individually or in aggregate, will not have a material adverse effect on the financial position, the results of operations or the cash flows of the Companies.

     Pursuant to the terms of a construction agreement entered into in 1995, Manta Ray agreed to pay liquidated damages to various parties if Manta Ray did not complete an interconnect by May 31, 1998 between the Manta Ray System and the system operated by Trunkline Gas Pipeline Company. Under the provision, Manta Ray incurred $150,000 in 1998, which is recorded in Other Expense. Manta Ray will be obligated to pay an additional $100,000 if the interconnect is not completed by May 31, 1999 and $50,000 if the interconnect is not completed by May 31, 2000.

                               INDEX TO EXHIBITS

     Each exhibit identified below is filed as a part of this Annual Report. Exhibits included in this filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          3.1            -- Certificate of Limited Partnership of Leviathan (filed as
                            Exhibit 3.1 to Leviathan's Registration Statement on Form
                            S-1, File No. 33-55642).
          3.2            -- Amended and Restated Agreement of Limited Partnership of
                            Leviathan (filed as Exhibit 10.41 to Amendment No. 1 to
                            DeepTech's Registration Statement on Form S-1, File No.
                            33-73538); Amendment Number 1 to the Amended and Restated
                            Agreement of Limited Partnership of Leviathan (filed as
                            Exhibit 10.1 to Leviathan's Current Report on Form 8-K
                            dated December 31, 1996).
          4.1            -- Form of Certificate Evidencing Preference Units
                            Representing Limited Partner Interests (filed as Exhibit
                            4.1 to Amendment No. 2 to Leviathan's Registration
                            Statement on Form S-1, File No. 33-55642).
          4.2            -- Form of Certificate Evidencing Common Units Representing
                            Limited Partner Interests (filed as Exhibit 4.2 to
                            Amendment No. 2 to Leviathan's Registration Statement on
                            Form S-1, File No. 33-55642).
         10.1            -- First Amended and Restated Management Agreement, dated
                            June 27, 1994 and effective as of July 1, 1992, between
                            DeepTech and the General Partner (filed as Exhibit 10.1
                            to DeepTech's Form 10-K for 1994, File No. 0-23934).
         10.2*           -- Sixth Amendment to First Amended and Restated Management
                            Agreement between DeepTech and the General Partner.
         10.3            -- Second Amended and Restated Credit Agreement dated
                            December 13, 1996 among Leviathan, The Chase Manhattan
                            Bank, as administrative agent, ING (U.S.) Capital
                            Corporation, as co-arranger, and the banks and other
                            financial institutions from time to time party thereto
                            (filed as exhibit 10.24 to Leviathan's Form 10-K for
                            1996); First Amendment to Second Amended and Restated
                            Credit Agreement dated December 13, 1996 among Leviathan,
                            Several Lenders, The Chase Manhattan Bank, as
                            Administrative Agent, and ING (U.S.) Capital Corporation,
                            as Co-Arranger (filed as Exhibit 10.1 to Leviathan's Form
                            10-Q for the quarterly period ended March 31, 1998;
                            Second Amendment to Second Amended and Restated Credit
                            Agreement dated December 13, 1996 among Leviathan,
                            Several Lenders, The Chase Manhattan Bank, as
                            Administrative Agent, and ING (U.S.) Capital Corporation,
                            as Co-Arranger (filed as Exhibit 10.2 to Leviathan's Form
                            10-Q for the quarterly period ended March 31, 1998);
                            Amendment No. 3 dated as of August 12, 1998, to the
                            Second Amended and Restated Credit Agreement, dated as of
                            March 23, 1995, as amended and restated through December
                            13, 1996, among Leviathan Gas Pipeline Partners, L.P., a
                            Delaware limited partnership, the banks and other
                            financial institutions (the "Lenders"), The Chase
                            Manhattan Bank, a New York banking corporation, as
                            administrative agent, and ING (U.S.) Capital Corporation,
                            a Delaware corporation, as co-arranger for the Lenders
                            (filed as Exhibit 10.3 to Leviathan's Form 10-Q for the
                            quarterly period ended September 30, 1998).
         10.4*           -- Amendment No. 4 dated as of January 29, 1999, to the
                            Second Amended and Restated Credit Agreement, dated as of
                            March 23, 1995, as amended and restated through December
                            13, 1996, among Leviathan Gas Pipeline Partners, L.P., a
                            Delaware limited partnership, the banks and other
                            financial institutions (the "Lenders"), The Chase
                            Manhattan Bank, a New York banking corporation, as
                            administrative agent, and ING (U.S.) Capital Corporation,
                            a Delaware corporation, as co-arranger for the Lenders.

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.5            -- Redemption Agreement dated February 27, 1998 between
                            Tatham Offshore, Inc. and Flextrend Development Company,
                            L.L.C., a subsidiary of Leviathan (filed as Exhibit 10.1
                            to Leviathan's Form 10-Q for the quarterly period ended
                            September 30, 1998).
         10.6            -- Contribution Agreement between Leviathan and El Paso
                            Field Services Company (filed as Exhibit A to Leviathan's
                            Schedule 14A (Rule 14A-101) Proxy Statement effective
                            February 9, 1998).
         10.7+           -- Leviathan 1998 Unit Option Plan for Non-Employee
                            Directors Effective as of August 14, 1998 (filed as
                            Exhibit 10.2 to Leviathan's Form 10-Q for the quarterly
                            period ended September 30, 1998).
         10.8+           -- Leviathan Unit Rights Appreciation Plan (filed as Exhibit
                            10.25 to Leviathan's Form 10-K for 1996).
         10.9*+          -- Leviathan 1998 Omnibus Compensation Plan, Amended and
                            Restated, Effective as of January 1, 1999.
         21*             -- List of Subsidiaries of Leviathan.
         24              -- Power of Attorney (included on the signature pages of
                            this Annual Report on Form 10-K).
         27*             -- Financial Data Schedule