Form 10-Q
period 1999-03-31
LEVIATHAN GAS PIPELINE PARTNERS L P
filed 1999-05-14
CIK 895040

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 1-11680

                     LEVIATHAN GAS PIPELINE PARTNERS, L.P.
             (Exact name of Registrant as Specified in Its Charter)

                  DELAWARE                                       76-0396023
        (State or Other Jurisdiction                          (I.R.S. Employer
      of Incorporation or Organization)                      Identification No.)

           EL PASO ENERGY BUILDING
            1001 LOUISIANA STREET
               HOUSTON, TEXAS                                      77002
  (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's Telephone Number, Including Area Code: (713) 420-2131

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The registrant had 23,349,988 Common Units and 1,016,906 Preference Units outstanding at May 10, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)

                                                                FIRST QUARTER
                                                               ENDED MARCH 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Revenue
  Oil and natural gas sales.................................  $ 6,805   $ 9,135
  Gathering, transportation and platform services...........    4,373     3,260
  Equity in earnings........................................   10,701     5,319
                                                              -------   -------
                                                               21,879    17,714
                                                              -------   -------
Costs and expenses
  Operating expenses........................................    2,594     2,837
  Depreciation, depletion and amortization..................    6,719     7,867
  General and administrative expenses and management fee....    3,130     4,950
                                                              -------   -------
                                                               12,443    15,654
                                                              -------   -------
Operating income............................................    9,436     2,060
Interest income and other...................................      103        84
Interest and other financing costs..........................   (6,102)   (3,722)
Minority interest in (income) loss..........................      (37)       13
                                                              -------   -------
Income (loss) before income taxes...........................    3,400    (1,565)
Income tax benefit..........................................       99       141
                                                              -------   -------
Net income (loss)...........................................  $ 3,499   $(1,424)
                                                              =======   =======
Weighted average number of units outstanding................   24,367    24,367
                                                              =======   =======
Basic and diluted net income (loss) per unit (Note 8).......  $  0.12   $ (0.05)
                                                              =======   =======

  The accompanying Notes are an integral part of these Condensed Consolidated
                             Financial Statements.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
Current assets
  Cash and cash equivalents.................................   $  6,371       $  3,108
  Accounts receivable.......................................      4,494          8,588
  Other current assets......................................        169            247
                                                               --------       --------
          Total current assets..............................     11,034         11,943
                                                               --------       --------
Equity investments..........................................    187,563        186,079
                                                               --------       --------
Property and equipment
  Pipelines.................................................     66,844         64,464
  Platforms and facilities..................................    124,387        123,912
  Oil and natural gas properties, at cost, using successful
     efforts method.........................................    155,514        152,750
                                                               --------       --------
                                                                346,745        341,126
  Less accumulated depreciation, depletion, amortization and
     impairment.............................................    106,175         99,134
                                                               --------       --------
     Property and equipment, net............................    240,570        241,992
                                                               --------       --------
Other noncurrent assets.....................................      4,073          2,712
                                                               --------       --------
          Total assets......................................   $443,240       $442,726
                                                               ========       ========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Accounts payable and accrued liabilities..................   $  7,125       $ 11,167
  Notes payable.............................................    355,000        338,000
                                                               --------       --------
          Total current liabilities.........................    362,125        349,167
Other noncurrent liabilities................................     11,309         11,661
                                                               --------       --------
          Total liabilities.................................    373,434        360,828
Minority interest...........................................     (1,118)          (998)
Partners' capital...........................................     70,924         82,896
                                                               --------       --------
          Total liabilities and partners' capital...........   $443,240       $442,726
                                                               ========       ========

  The accompanying Notes are an integral part of these Condensed Consolidated
                             Financial Statements.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 FIRST QUARTER
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Cash flows from operating activities
  Net income (loss).........................................  $  3,499   $ (1,424)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
     Depreciation, depletion and amortization...............     6,719      7,867
     Distributed (undistributed) earnings in equity
      investees.............................................      (611)     1,006
     Other noncash items....................................       279      1,651
  Working capital changes...................................       130      4,099
                                                              --------   --------
          Net cash provided by operating activities.........    10,016     13,199
                                                              --------   --------
Cash flows from investing activities
  Additions to pipelines, platforms and facilities..........    (2,855)   (13,190)
  Investments in equity investees...........................      (873)    (3,338)
  Development of oil and natural gas properties.............    (2,764)       (43)
  Other.....................................................      (365)        --
                                                              --------   --------
          Net cash used in investing activities.............    (6,857)   (16,571)
                                                              --------   --------
Cash flows from financing activities
  Proceeds from notes payable...............................    22,000     23,000
  Repayments of notes payable...............................    (5,000)   (10,000)
  Debt issuance costs.......................................    (1,268)        --
  Distributions to partners.................................   (15,628)   (14,794)
                                                              --------   --------
          Net cash provided by (used in) financing
           activities.......................................       104     (1,794)
                                                              --------   --------
Increase (decrease) in cash and cash equivalents............     3,263     (5,166)
Cash and cash equivalents
  Beginning of period.......................................     3,108      6,430
                                                              --------   --------
  End of period.............................................  $  6,371   $  1,264
                                                              ========   ========

  The accompanying Notes are an integral part of these Condensed Consolidated
                             Financial Statements.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                   PREFERENCE   PREFERENCE    COMMON     COMMON       GENERAL
                                     UNITS      UNITHOLDERS   UNITS    UNITHOLDERS   PARTNER(A)      TOTAL
                                   ----------   -----------   ------   -----------   ----------     --------
Partners' capital at December 31,
  1998...........................    1,017        $7,351      23,350    $ 90,972      $(15,427)     $ 82,896
Net income for the quarter ended
  March 31, 1999 (unaudited).....       --            63         --        2,773           663         3,499
Cash distributions (unaudited)...       --          (280)        --      (12,258)       (2,933)      (15,471)
                                     -----        ------      ------    --------      --------      --------
Partners' capital at March 31,
  1999 (unaudited)...............    1,017        $7,134      23,350    $ 81,487      $(17,697)(b)  $ 70,924
                                     =====        ======      ======    ========      ========      ========

---------------

(a) Leviathan Gas Pipeline Company, an indirect subsidiary of El Paso Energy Corporation, owns a 1% general partner interest in Leviathan Gas Pipeline Partners, L.P. ("Leviathan").

(b) Pursuant to the terms of Leviathan's partnership agreement, no partner shall have any obligation to restore any negative balance in its capital account upon liquidation of Leviathan. Therefore, any net gains from the dissolution of Leviathan's assets would be allocated first to any then-outstanding deficit capital account balance before any of the remaining net proceeds would be distributed to the partners in accordance with their ownership percentages.

  The accompanying Notes are an integral part of these Condensed Consolidated
                             Financial Statements.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION:

     Leviathan Gas Pipeline Partners, L.P. ("Leviathan"), a publicly held Delaware master limited partnership, is a provider of integrated energy services, including natural gas and oil gathering, transportation, midstream and other related services in the Gulf of Mexico (the "Gulf"). Through its subsidiaries and joint ventures, Leviathan owns interests in significant assets, including (i) eight existing natural gas pipelines (the "Gas Pipelines"), (ii) a crude oil pipeline system, (iii) six strategically-located multi-purpose platforms, (iv) production handling and dehydration facilities, (v) four producing oil and natural gas properties and (vi) a non-producing oil and natural gas property, the Ewing Bank 958 Unit, comprised of Ewing Bank Blocks 958, 959, 1002 and 1003, formerly referred to as the Sunday Silence property.

     Leviathan Gas Pipeline Company ("General Partner"), a Delaware corporation and wholly owned indirect subsidiary of El Paso Energy Corporation ("El Paso Energy"), is the general partner of Leviathan, and as such, performs all management and operational functions for Leviathan and its subsidiaries.

     As of March 31, 1999, Leviathan had 23,349,988 Common Units and 1,016,906 Preference Units outstanding. Preference Units and Common Units totaling 18,075,000 are owned by the public, representing a 72.7% effective limited partner interest in Leviathan. The General Partner, through its ownership of a 25.3% limited partner interest in the form of 6,291,894 Common Units, its 1% general partner interest in Leviathan and its approximate 1% nonmanaging interest in certain subsidiaries of Leviathan, owns a 27.3% effective interest in Leviathan. See Note 5.

     The 1998 Annual Report on Form 10-K for Leviathan includes a summary of significant accounting polices and other disclosures and should be read in conjunction with this Form 10-Q. The condensed consolidated financial statements at March 31, 1999, and for the quarters ended March 31, 1999, and 1998, are unaudited. The condensed balance sheet at December 31, 1998, is derived from audited financial statements. These financial statements do not include all disclosures required by generally accepted accounting principles, but have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all material adjustments necessary to present fairly the consolidated financial position and results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the seasonal nature of Leviathan's businesses.

NOTE 2 -- EQUITY INVESTMENTS:

     Leviathan owns interests of 50% in Viosca Knoll Gathering Company ("Viosca Knoll"), 36% in Poseidon Oil Pipeline Company, L.L.C. ("POPCO"), 50% in Stingray Pipeline Company ("Stingray"), an indirect 40% in each of High Island Offshore System, L.L.C. ("HIOS") and in East Breaks Gathering Company, L.L.C. ("East Breaks"), 33.3% in U-T Offshore System ("UTOS"), 50% in West Cameron Dehydration Company, L.L.C. ("West Cameron Dehy") and an indirect 25.67% interest in each of Manta Ray Offshore Gathering Company, L.L.C. ("Manta Ray Offshore") and Nautilus Pipeline Company, L.L.C. ("Nautilus") (collectively, the "Equity Investees"). The summarized financial information for these investments, which are accounted for using the equity method, is as follows:

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                    SUMMARIZED HISTORICAL OPERATING RESULTS
                          QUARTER ENDED MARCH 31, 1999
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               WEST
                                      VIOSCA                  CAMERON                      MANTA RAY
                            HIOS(A)    KNOLL       STINGRAY    DEHY      POPCO    UTOS    OFFSHORE(B)   NAUTILUS(B)    TOTAL
                            -------   -------      --------   -------   -------   -----   -----------   -----------   -------
Operating revenue.........  $10,006   $ 7,361      $ 4,432     $831     $16,778   $993      $ 3,446       $ 2,051
Other income..............      58         16          600        6        118      19          764          (234)
Operating expenses........  (3,858)      (270)      (3,158)     (75)    (1,671)   (452)      (1,040)         (501)
Depreciation..............  (1,091)      (950)      (1,901)      (4)    (1,911)   (140)      (1,221)       (1,479)
Interest expense..........      --     (1,125)          --       (8)    (2,116)     --           --            --
                            -------   -------      -------     ----     -------   -----     -------       -------
Net earnings (loss).......   5,115      5,032          (27)     750     11,198     420        1,949          (163)
Ownership percentage......      40%        50%(c)       50%      50%        36%   33.3%       25.67%        25.67%
                            -------   -------      -------     ----     -------   -----     -------       -------
                             2,046      2,516          (14)     375      4,031     140          500           (42)
Adjustments:
  Depreciation(d).........     179         --          213       --        (30)      9          (87)           --
  Contract
    amortization(d).......     (26)        --           --       --         --      --           --            --
  Other...................      32         --          899(e)    --         --      18           --           (58)
                            -------   -------      -------     ----     -------   -----     -------       -------
Equity in earnings
  (loss)..................  $2,231    $ 2,516      $ 1,098     $375     $4,001    $167      $   413       $  (100)    $10,701
                            =======   =======      =======     ====     =======   =====     =======       =======     =======
Distributions(f)..........  $1,600    $ 3,350      $    --     $275     $2,639    $333      $ 1,366       $   527     $10,090
                            =======   =======      =======     ====     =======   =====     =======       =======     =======

---------------

(a) As a result of restructuring the joint venture arrangement in December 1998, the partners of the High Island Offshore System, a Delaware partnership, (i) created a holding company, Western Gulf Holdings, L.L.C. ("Western Gulf"), (ii) converted the Delaware partnership into a limited liability company and (iii) formed East Breaks. Western Gulf owns 100% of each of HIOS and East Breaks. HIOS owns a regulated natural gas system, and East Breaks is currently constructing an unregulated natural gas system. Leviathan believes the disclosure of separate financial data for HIOS and East Breaks is more meaningful than the consolidated results of Western Gulf, however, East Breaks only had construction activity during the period.

(b) Leviathan owns a 25.67% interest in Neptune Pipeline Company, L.L.C. ("Neptune"). Neptune owns a 99% member interest in each of Manta Ray Offshore, which owns an unregulated natural gas system, and Nautilus, which owns a regulated natural gas system. Leviathan believes the disclosure of separate financial data for Manta Ray Offshore and Nautilus is more meaningful than the consolidated results of Neptune.

(c) Leviathan has entered into an agreement to acquire an additional 49% interest in Viosca Knoll from El Paso Energy, and has an option to purchase the remaining 1% interest. See Note 5 for a further description of such agreement.

(d) Adjustments result from purchase price adjustments made in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations."

(e) Adjustments resulting from changes in prior period estimates of reserves for uncollectible revenues.

(f) Future distributions are at the discretion of Equity Investees' management committees and could further be restricted by the terms the Equity Investees' respective credit agreements.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                    SUMMARIZED HISTORICAL OPERATING RESULTS
                          QUARTER ENDED MARCH 31, 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              WEST
                                         VIOSCA              CAMERON                       MANTA RAY
                                HIOS     KNOLL    STINGRAY    DEHY      POPCO     UTOS    OFFSHORE(A)   NAUTILUS(A)   TOTAL
                               -------   ------   --------   -------   -------   ------   -----------   -----------   ------
Operating revenue............  $10,928   $7,027   $ 5,519     $565     $8,097    $1,091     $ 1,533       $   638
Other income.................       55      11        224        1         75       25          118            10
Operating expenses...........   (4,047)   (651)    (3,439)     (46)      (888)    (601)        (305)         (253)
Depreciation.................   (1,192)   (930)    (1,808)      (4)    (2,196)    (140)      (1,031)       (1,411)
Interest expense.............       --    (929)      (305)      --     (2,198)      --           --           (12)
                               -------   ------   -------     ----     -------   ------     -------       -------
Net earnings (loss)..........    5,744   4,528        191      516      2,890      375          315        (1,028)
Ownership percentage.........       40%     50%        50%      50%        36%    33.3%       25.67%        25.67%
                               -------   ------   -------     ----     -------   ------     -------       -------
                                 2,298   2,264         96      258      1,040      125           81          (264)
Adjustments:
  Depreciation(b)............      190      --        234       --        (30)       8          (87)           --
  Contract amortization(b)...      (26)     --        (95)      --         --       --           --            --
  Other......................      (41)     --        (12)      --         --      (10)          --          (710)(c)
                               -------   ------   -------     ----     -------   ------     -------       -------
Equity in earnings (loss)....  $ 2,421   $2,264   $   223     $258     $1,010    $ 123      $    (6)      $  (974)    $5,319
                               =======   ======   =======     ====     =======   ======     =======       =======     ======
Distributions................  $ 2,400   $2,150   $ 1,000     $275     $   --    $  --      $   500       $    --     $6,325
                               =======   ======   =======     ====     =======   ======     =======       =======     ======

---------------

(a) Leviathan owns a 25.67% interest in Neptune. Neptune owns a 99% member interest in each of Manta Ray Offshore, which owns an unregulated natural gas system, and Nautilus, which owns a regulated natural gas system. Leviathan believes the disclosure of separate financial data for Manta Ray Offshore and Nautilus is more meaningful than the consolidated results of Neptune.

(b) Adjustments result from purchase price adjustments made in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations."

(c) Primarily relates to a revision of the allowance for funds used during construction ("AFUDC") which represents the estimated costs, during the construction period, of funds used for construction purposes.

NOTE 3 -- BUSINESS SEGMENT INFORMATION:

     Leviathan's operations consist of three segments: (i) gathering, transportation, and platform services, (ii) oil and natural gas and (iii) equity investments. All of Leviathan's operations are conducted in the Gulf. The gathering, transportation, and platform services segment owns interests in natural gas systems and platforms strategically located offshore Texas, Louisiana, and Mississippi that provide services to producers, marketers, other pipelines and end-users for a fee. Leviathan is engaged in the development and production of hydrocarbons through its oil and natural gas segment. Equity investments primarily include Leviathan's nonregulated and regulated gathering and transportation activities that are conducted through joint ventures, organized as general partnerships or limited liability companies, with subsidiaries of major energy companies. The operational and administrative activities of Leviathan's equity investments are primarily conducted by the major energy companies and management decisions related to the operations are made by management committees comprised of representatives of each partner or member, as applicable, with authority appointed in direct relationship to ownership interests (Note 2). Leviathan evaluates segment performance based on net cash flows which consists of operating income (loss) plus depletion, depreciation, abandonment, and impairment included in determining operating income (loss) and, for equity investees, cash distributions. The

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES accounting policies of the individual segments are the same as those of Leviathan. The following table summarizes certain financial information for each business segment (in thousands):

                                 GATHERING,
                               TRANSPORTATION
                                AND PLATFORM      OIL AND       EQUITY                 ELIMINATIONS
                                  SERVICES      NATURAL GAS   INVESTMENTS   SUBTOTAL    AND OTHER      TOTAL
                               --------------   -----------   -----------   --------   ------------   --------
QUARTER ENDED MARCH 31, 1999:
  Revenue from external
     customers...............     $  4,373        $ 6,805      $ 10,701     $ 21,879     $    --      $ 21,879
  Intersegment revenue.......        2,874             --            --        2,874      (2,874)           --
  Depreciation, depletion and
     amortization............       (1,920)        (4,799)           --       (6,719)         --        (6,719)
  Operating income (loss)....        2,943         (2,866)        9,359        9,436          --         9,436
  Net cash flows.............        4,863          1,933         8,748       15,544          --        15,544
  Segment assets.............      156,199         88,360       188,065      432,624      10,616       443,240
QUARTER ENDED MARCH 31, 1998:
  Revenue from external
     customers...............     $  3,260        $ 9,135      $  5,319     $ 17,714     $    --      $ 17,714
  Intersegment revenue.......        2,589             --            --        2,589      (2,589)           --
  Depreciation, depletion and
     amortization............       (1,616)        (6,251)           --       (7,867)         --        (7,867)
  Operating income (loss)....          429         (2,048)        3,679        2,060          --         2,060
  Net cash flows.............        2,045          4,203         4,685       10,933          --        10,933
  Segment assets.............      145,336         64,915       186,601      396,852      13,948       410,800

NOTE 4 -- PARTNERS' CAPITAL INCLUDING CASH DISTRIBUTIONS:

  Cash distributions

     In February 1999, Leviathan paid a cash distribution of $0.275 per Preference Unit and $0.525 per Common Unit for the period from October 1, 1998 through December 31, 1998 and an incentive distribution of $2.8 million to the General Partner. On April 20, 1999, Leviathan declared a cash distribution of $0.275 per Preference Unit and $0.525 per Common Unit for the period from January 1, 1999, through March 31, 1999, which was paid on May 14, 1999 to all holders of record of Common Units and Preference Units as of April 30, 1999. The General Partner received an incentive distribution of $2.8 million for the quarter ended March 31, 1999. At the current distribution rates, the General Partner receives approximately 19% of total cash distributions paid by Leviathan and is thus allocated approximately 19% of Leviathan's net income.

  Conversion of Preference Units into Common Units

     On May 14, 1999, Leviathan notified the holders of its 1,016,906 outstanding Preference Units of their opportunity to submit their Preference Units for conversion into an equal number of Common Units during a 90-day period. The conversion period will expire on August 12, 1999. Remaining Preference Units, if any, will retain their distribution preferences over the Common Units; that is, no Common Unitholder or the General Partner will receive any quarterly distribution until each Preference Unitholder has received the minimum quarterly distribution of $0.275 per unit plus any arrearages. Holders of the Common Units and the General Partner, however, are entitled to distributions in excess of $0.275 per unit. Preference Units are not entitled to any such excess distributions. Further, after the conversion period expires, any remaining preference units may be subject to delisting by the New York Stock Exchange ("NYSE") and, in certain circumstances, any remaining Preference Units may be subject to mandatory redemption at a price below the market trading price.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

     In accordance with Leviathan's partnership agreement, holders of Preference Units not converting to Common Units during this 90-day period will have another opportunity to convert their Preference Units into Common Units in May 2000. Thereafter, any remaining Preference Units may, under certain circumstances, be subject to redemption.

NOTE 5 -- RELATED PARTY TRANSACTIONS:

     Management fees. For the quarters ended March 31, 1999 and March 31, 1998, the General Partner charged Leviathan $2.3 million and $2.5 million, respectively, pursuant to Leviathan's partnership agreement which provides for reimbursement of expenses the General Partner incurred, including reimbursement of expenses incurred by El Paso Energy in providing management services to Leviathan, its subsidiaries and the General Partner.

     Viosca Knoll System. Viosca Knoll system is currently owned 50% by a subsidiary of Leviathan and 50% by El Paso Energy (through a wholly owned subsidiary). Viosca Knoll is managed by a committee consisting of representatives from each of the partners. Leviathan is the operator of Viosca Knoll and has contracted with a wholly owned indirect subsidiary of El Paso Energy to maintain the pipeline and with the General Partner to perform financial, accounting and administrative services. The Viosca Knoll gathering system interconnects with six interstate pipelines in the South Pass and Main Pass areas of the Gulf. One of these interstate pipelines is owned by an affiliate of El Paso Energy.

     In January 1999, Leviathan entered into an agreement to acquire all of El Paso Energy's interest in Viosca Knoll, other than a 1% interest, for up to $85.3 million (subject to adjustment), comprised of 25% in cash (up to a maximum of $21.3 million) and 75% in Common Units (at least 2,647,826 Common Units), the number of which will depend on the average closing price of Common Units during the applicable trading reference period. At the closing, (i) El Paso Energy will contribute approximately $33.4 million in cash to Viosca Knoll, which is 50% of the principal amount outstanding under Viosca Knoll's credit facility, (ii) Leviathan will deliver to El Paso Energy the cash and Common Units described above and (iii) as required by Leviathan's partnership agreement, the General Partner will contribute approximately $650,000 to Leviathan in order to maintain its 1% capital account balance. Upon consummation of the acquisition, Leviathan's partnership agreement will be amended to decrease the vote required for approval of certain actions, including the removal of a general partner without cause, from 66 2/3% to 55%.

     As a result of the acquisition, Leviathan will own 99% of Viosca Knoll and will have the option to acquire the remaining 1% interest during the six-month period commencing on the day after the first anniversary of that closing date. The option price, payable in cash, is equal to the sum of $1.7 million plus the amount of additional distributions which would have been paid, accrued or been in arrears had Leviathan acquired the remaining 1% of Viosca Knoll at the initial closing by issuing additional Common Units in lieu of a cash payment of $1.7 million.

     The number of units actually issued by Leviathan in connection with the acquisition of the additional interest in the Viosca Knoll transaction will be determined by dividing $64 million (subject to adjustment) by the average closing sales price for a Common Unit on the NYSE for the ten-day trading period ending two days prior to the closing date (the "Market Price"); provided that, for purposes of such calculation, the Market Price will not be less than $19.95 per Common Unit or more than $24.15 per Common Unit. Accordingly, Leviathan will neither issue less than 2,647,826 nor more than 3,205,263 Common Units, subject to adjustments contemplated by the definitive agreements. Based on the closing sales price of the Common Units on May 10, 1999 of $22.25 per unit and certain adjustments contemplated by the definitive agreements, Leviathan would issue 2,674,079 Common Units to El Paso Energy, which issuance would constitute approximately 9.7% of the units (Common and Preference) outstanding immediately after such issuance and would result in El Paso Energy owning, indirectly through its subsidiaries, a combined 34.5% effective interest

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES in Leviathan, consisting of a 1% general partner interest, a 32.5% limited partner interest comprised of 8,965,973 Common Units and an approximate 1% nonmanaging interest in certain subsidiaries of Leviathan.

     In connection with the Viosca Knoll transaction, Leviathan has granted El Paso Energy the right on three occasions during the three years after the closing to require Leviathan to file a registration statement covering such Common Units and to participate in offerings made pursuant to certain other registration statements filed by Leviathan during a ten-year period. Such registrations would be at Leviathan's expense and, generally, would allow El Paso Energy to dispose of all or any of its Common Units without registration under applicable security laws. If the acquisition is consummated, there can be no assurance (i) regarding how long El Paso Energy may hold any of its Common Units or (ii) whether or not El Paso Energy's disposition of a significant number of Common Units in a short period of time would depress the market price of the Common Units.

     Consummation of the acquisition is subject to the satisfaction of certain closing conditions, including obtaining approval or consent from any required third party. Management believes that the acquisition of the Viosca Knoll interest does not require any federal, state or other regulatory approval. On March 5, 1999, the Unitholders of record as of January 28, 1999, held a meeting and ratified and approved the transactions based upon the ratification, approval and recommendation of the board of directors of the General Partner and a special committee of independent directors of the General Partner and based on a fairness opinion of an independent advisor. Leviathan will need to obtain consent of the lenders under the Leviathan Credit Facility and, if the Viosca Knoll Credit Facility is not terminated immediately prior to consummating this transaction, the lenders under that credit facility. There can be no assurance that all such required consents will be obtained.

     If the remaining conditions to closing are satisfied, including obtaining certain third party approvals and consents, management believes that the closing of the acquisition of the Viosca Knoll interest will occur during the second quarter of 1999.

  Other

     In January 1999, Leviathan issued 1,500 unit options at $20.625 per unit option to an outside director under the 1998 Unit Option Plan for Non-Employee Directors.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES:

     Leviathan may utilize derivative financial instruments for purposes other than trading to manage its exposure to movements in interest rates and commodity prices. In accordance with procedures established by Leviathan's Board of Directors, Leviathan monitors current economics conditions and evaluates its expectations of future prices and interest rates when making decisions with respect to risk management.

     Interest Rate Risk. Leviathan is exposed to some market risk due to the floating interest rate under its credit facility. Under Leviathan's credit facility, the remaining principal and the final interest payment are due in December 1999. As of May 10, 1999, Leviathan's credit facility had a principal balance of $350 million at an average floating interest rate of 7.2% per annum. A 1.5% increase in interest rates could result in a $5.3 million annual increase in interest expense on the existing principal balance. Leviathan is exposed to similar risk under the credit facilities and loan agreements entered into by its joint ventures. Leviathan has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in the interest rates charged under Leviathan's credit facility or the various joint venture credit facilities and loan agreements.

     Commodity Price Risk. Leviathan hedges a portion of its oil and natural gas production to reduce its exposure to fluctuations in the market prices thereof. Leviathan uses commodity price swap transactions whereby monthly settlements are based on differences between the prices specified in the commodity price swap agreements and the settlement prices of certain futures contracts quoted on the New York Mercantile

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

Exchange ("NYMEX") or certain other indices. Leviathan settles the commodity price swap transactions by paying the negative difference or receiving the positive difference between the applicable settlement price and the price specified in the contract. The commodity price swap transactions Leviathan uses differ from futures contracts in that there are no contractual obligations which require or allow for the future delivery of the product. The credit risk from Leviathan's price swap contracts is derived from the counter-party to the transaction, typically a major financial institution. Leviathan does not require collateral and does not anticipate non-performance by this counter-party, which does not transact a sufficient volume of transactions with Leviathan to create a significant concentration of credit risk. Gains or losses resulting from hedging activities and the termination of any hedging instruments are initially deferred and included as an increase or decrease to oil and natural gas sales in the period in which the hedged production is sold. For the quarter ended March 31, 1999, Leviathan recorded a net loss of $0.4 million related to hedging activities.

     As of March 31, 1999, Leviathan has open sales swap transactions for 10,000 million British thermal units ("MMbtu") of natural gas per day for calendar 2000 at a fixed price to be determined at its option equal to the February 2000 Natural Gas Futures Contract on the NYMEX as quoted at any time during 1999 and January 2000, to and including the last two trading days of the February 2000 contract, minus $0.5450 per MMbtu. Additionally, Leviathan has open sales swap transactions of 10,000 MMbtu of natural gas per day at a fixed price to be determined at its option equal to the January 2000 Natural Gas Futures Contract on NYMEX as quoted at any time during 1999, to and including the last two trading days of the January 2000 contract, minus $0.50 per MMbtu.

     If Leviathan had settled its open natural gas hedging positions as of March 31, 1999 based on the applicable settlement prices of the NYMEX futures contracts, Leviathan would have recognized a loss of approximately $2.6 million.

  Other

     Leviathan is involved from time to time in various claims, actions, lawsuits and regulatory matters that have arisen in the ordinary course of business, including various rate cases and other proceedings before the Federal Energy Regulatory Commission.

     Leviathan and several subsidiaries of El Paso Energy have been made defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the false claims act. Generally, the complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the U.S. Government of royalties. In April 1999, the U.S. Government filed a notice that it does not intend to intervene in these actions. Leviathan and El Paso Energy believe the complaint is without merit and therefore will not have a material adverse effect on Leviathan's consolidated financial position, results of operations or cash flows.

     Leviathan is a defendant in a lawsuit filed by Transco Gas Pipe Line Corporation ("Transco") in the 157th Judicial District Court, Harris County, Texas on August 30, 1996. Transco alleges that, pursuant to a platform lease agreement entered into on June 28, 1994, Transco has the right to expand its facilities and operations on the offshore platform by connecting additional pipeline receiving and appurtenant facilities. Management has denied Transco's request to expand its facilities and operations because the lease agreement does not provide for such expansion and because Transco's activities will interfere with the Manta Ray Offshore system and Leviathan's existing and planned activities on the platform. Transco has requested a declaratory judgment and is seeking damages. The case is set for trial in June 1999. It is the opinion of management that adequate defenses exist and that the final disposition of this suit, will not have a material adverse effect on Leviathan's consolidated financial position, results of operations or cash flows.

     Leviathan is a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against Leviathan cannot be predicted with certainty, management currently does not expect

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES these matters to have a material adverse effect on Leviathan's consolidated financial position, results of operations, or cash flows.

NOTE 7 -- NEW ACCOUNTING PRONOUNCEMENT NOT YET ADOPTED:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities recognize all derivative investments as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as a hedge transaction. For fair-value hedge transactions in which Leviathan is hedging changes in an asset's, liability's or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which Leviathan is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. This statement is effective for fiscal years beginning after June 15, 1999. Leviathan is currently evaluating the effects of this pronouncement.

NOTE 8 -- NET INCOME (LOSS) PER UNIT:

     Basic and diluted net income (loss) per unit is calculated based upon the net income (loss) of Leviathan less an allocation of net income to the General Partner proportionate to its share of cash distributions and is presented below for the quarter ended March 31 (in thousands).

                                                    1999                           1998
                                         ---------------------------   ----------------------------
                                         LIMITED    GENERAL            LIMITED    GENERAL
                                         PARTNERS   PARTNER   TOTAL    PARTNERS   PARTNER    TOTAL
                                         --------   -------   ------   --------   -------   -------
Net income (loss)(a)...................  $ 3,464     $ 35     $3,499   $(1,410)    $ (14)   $(1,424)
Allocation to General Partner(b).......     (628)     628         --       261      (261)        --
                                         -------     ----     ------   -------     -----    -------
Allocation of net income (loss) as
  adjusted for incentive
  distributions........................  $ 2,836     $663     $3,499   $(1,149)    $(275)   $(1,424)
                                         =======     ====     ======   =======     =====    =======
Weighted average number of units
  outstanding(c).......................   24,367                        24,367
                                         =======                       =======
Basic and diluted net income (loss) per
  unit.................................  $  0.12                       $ (0.05)
                                         =======                       =======

---------------

(a) Net income (loss) allocated 99% to the limited partners as holders of the Preference and Common Units and 1% to the General Partner.

(b) Represents allocation of net income (loss) to the General Partner proportionate to its share of each quarter's cash distributions which included incentive distributions (Note 4).

(c) Diluted weighted average number of units outstanding is less than 1 thousand units higher than basic weighted average units outstanding as a result of unit options included in the diluted weighted average. Diluted average number of units outstanding excludes 933 thousand outstanding unit options to purchase an equal number of Common Units of Leviathan, as the exercise prices of these unit options were greater than the average market price of the Common Units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7, 7A and 8 in the Leviathan Annual Report on Form 10-K for the year ended December 31, 1998, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this Form 10-Q. Unless the context otherwise requires, all references herein to Leviathan with respect to the operations and ownership of Leviathan's assets are also references to its subsidiaries.

OVERVIEW

     Leviathan, a publicly held Delaware master limited partnership, is a provider of integrated energy services, including natural gas and oil gathering, transportation, midstream and other related services in the Gulf. Through its subsidiaries and joint ventures, Leviathan owns interests in significant assets, including (i) the Gas Pipelines, (ii) a crude oil pipeline system, (iii) six strategically-located multi-purpose platforms, (iv) production handling and dehydration facilities, (v) four producing oil and natural gas properties and
(vi) a non-producing oil and natural gas property, the Ewing Bank 958 Unit, comprised of Ewing Bank Blocks 958, 959, 1002 and 1003.

     The Gas Pipelines, located primarily offshore Louisiana, Mississippi and eastern Texas, gather and transport natural gas for producers, marketers, pipelines and end-users for a fee. Leviathan's interest in the Gas Pipelines consists of: a 100% interest in each of Green Canyon Pipe Line Company, L.L.C. and Tarpon Transmission Company; a 50% interest in each of Stingray and Viosca Knoll; an indirect 40% interest in each of HIOS and East Breaks; a 33.3% interest in UTOS; and an effective 25.67% interest in each of Manta Ray Offshore and Nautilus. The Gas Pipelines include approximately 1,200 miles of pipeline with a throughput capacity of approximately 6.8 billion cubic feet of natural gas per day. Each of the Gas Pipelines interconnects with one or more long line transmission pipelines that provide access to multiple markets in the eastern half of the United States.

     Leviathan owns a 36% interest in POPCO, which owns and operates the Poseidon oil pipeline. The Poseidon oil pipeline is located primarily offshore Louisiana and consists of approximately 300 miles of pipeline with a throughput capacity of 400 million barrels of oil per day.

     Leviathan operates and owns interests in six strategically-located multi-purpose platforms in the Gulf, including a 100% interest in five platforms -- Viosca Knoll Block 817, East Cameron Block 373, Ship Shoal Block 332, South Timbalier Block 292 and Ship Shoal Block 331 -- and a 50% interest in the Garden Banks Block 72 Platform. These platforms have production handling capabilities which complement Leviathan's pipeline operations and play a key role in the development of oil and natural gas reserves. The platforms are used to interconnect the offshore pipeline network and to provide an efficient means to perform pipeline maintenance and to operate compression, separation, processing and other facilities. In addition, the multi-purpose platforms serve as landing sites for deeper water production and as sites for the location of gas compression facilities and drilling operations. In addition, Leviathan owns a 50% interest in West Cameron Dehy, a dehydration and production handling facility located at the terminus of the Stingray system, onshore Louisiana.

     Leviathan owns an interest in four producing oil and natural gas leases in the Gulf. The Viosca Knoll Block 817 wells (100% working interest, subject to a production payment obligation) are currently producing a gross aggregate average of approximately 42 million cubic feet ("MMcf") of natural gas per day. As of May 10, 1999, (i) the Garden Banks Block 72 wells (50% working interest) are producing a gross aggregate average of approximately 1,440 barrels of oil and 4 MMcf of natural gas per day, (ii) the Garden Banks Block 117 wells (50% working interest) are producing a gross aggregate average of approximately 1,140 barrels of oil and 2 MMcf of natural gas per day and (iii) the West Delta Block 35 wells (38% working interest) are producing 11 barrels of oil and 8 MMcf of natural gas per day.

RESULTS OF OPERATIONS

  Quarter Ended March 31, 1999 Compared With Quarter Ended March 31, 1998

     Net income for the quarter ended March 31, 1999 totaled $3.5 million, or $0.12 per unit, as compared with a net loss of $1.4 million, or $0.05 per unit, for the quarter ended March 31, 1998 as a result of the items discussed below.

     Oil and natural gas sales totaled $6.8 million for the quarter ended March 31, 1999, as compared with $9.1 million for the same period in 1998. The decrease is attributable to (i) substantially lower realized oil and natural gas prices and (ii) normal production declines from Leviathan's oil and natural gas properties, partially offset by production from properties acquired in August 1998. During the quarter ended March 31, 1999, Leviathan produced and sold 3,585 MMcf of natural gas and 99,237 barrels of oil at average prices of $1.60 per thousand cubic feet ("Mcf") and $10.46 per barrel, respectively. During the same period in 1998, Leviathan produced and sold 2,789 MMcf of natural gas and 170,095 barrels of oil at average prices of $2.20 per Mcf and $17.26 per barrel, respectively.

     Revenue from gathering, transportation and platform services totaled $4.4 million for the quarter ended March 31, 1999 as compared with $3.3 million for the same period in 1998. The increase primarily reflects an increase of $2.1 million in platform services revenue from Leviathan's East Cameron Block 373 platform which was placed in service in April 1998, offset by decreases of (i) $0.6 million in gathering revenues as a result of lower throughput on the Green Canyon and Tarpon systems and (ii) $0.4 million in platform services revenue from Leviathan's Viosca Knoll Block 817 platform as a result of lower third party platform access fees as a result of Leviathan's acquisition of additional working interests in the Viosca Knoll Block 817 property in August 1998.

     Revenue from equity in earnings totaled $10.7 million for the quarter ended March 31, 1999, as compared with $5.3 million for the same period in 1998. The increase of $5.4 million primarily reflects increases of (i) $0.9 million related to Stingray as a result of changes in prior period estimates of reserves for uncollectable revenues and (ii) $4.5 million from POPCO, Viosca Knoll, Nautilus and Manta Ray Offshore as a result of increased throughput. Total natural gas throughput volumes for the Equity Investees increased approximately 6.9% from the quarter ended March 31, 1998 to the same period in 1999 primarily as a result of increased throughput on the Viosca Knoll, Nautilus and Manta Ray Offshore systems. Oil volumes from Poseidon totaled 13.4 million barrels and 6.7 million barrels for the quarter ended March 31, 1999 and 1998, respectively.

     Depreciation, depletion and amortization totaled $6.7 million for the quarter ended March 31, 1999, as compared with $7.9 million for the same period in 1998. The decrease of $1.2 million reflects a decrease of $1.5 million in depreciation and depletion of oil and natural gas wells and facilities located on the Viosca Knoll Block 817, Garden Banks Block 72 and the Garden Banks Block 117 as a result of decreased depletion and abandonment accrual rates offset by $0.3 million of depreciation on Leviathan's East Cameron Block 373 and Ship Shoal Block 331 platforms placed in service after March 31, 1998.

     General and administrative expenses, including the General Partner's management fee, totaled $3.1 million for the quarter ended March 31, 1999, as compared with $5.0 million for the same period in 1998. The decrease of $1.9 million reflects decreases of (i) $0.2 million in the General Partner's management fees and (ii) $1.7 million in direct general and administrative expenses of Leviathan in the 1998 period primarily related to the appreciation and vesting of unit rights granted to certain officers and employees under a compensation plan that was terminated in October 1998.

     Interest and other financing costs, excluding capitalized interest, for the quarter ended March 31, 1999, totaled $6.1 million as compared with $3.7 million for the same period in 1998. During the quarter ended March 31, 1999 and 1998, Leviathan capitalized $0.4 million and $0.5 million, respectively, of interest costs in connection with construction projects and drilling activities in progress during such periods. During the quarter ended March 31, 1999 and 1998, Leviathan had outstanding indebtedness averaging approximately $347.3 million and $244.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Sources of Cash. Leviathan intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash from operations and borrowings under the Leviathan Credit Facility (discussed below). However, depending on market and other factors, Leviathan may issue additional equity to raise cash or acquire assets, such as the proposed acquisition of the additional interest in Viosca Knoll. Net cash provided by operating activities for the quarter ended March 31, 1999, totaled $10.0 million. In addition to funds available under the Leviathan Credit Facility or from the issuance of equity, Leviathan may use debt securities to raise cash to fund its working capital requirements, including funding the cash portion of the purchase price of the additional interest in Viosca Knoll and to repay the borrowings under the Viosca Knoll Credit Facility. At March 31, 1999, Leviathan had cash and cash equivalents of $6.4 million.

     Cash from operations is derived from (i) payments for gathering and transportation of natural gas through Leviathan's 100% owned pipelines, (ii) platform access and production handling fees, (iii) cash distributions from Equity Investees and (iv) the sale of oil and natural gas attributable to Leviathan's interest in its producing properties. Oil and natural gas properties are depleting assets and will produce reduced volumes of oil and natural gas in the future unless additional wells are drilled or recompletions of existing wells are successful. See "Overview" for current production rates from Leviathan's properties.

     Leviathan's cash flows from operations will be affected by the ability of each Equity Investee to make distributions. Distributions from such entities are subject to the discretion of their respective management committees. Further, each of Stingray, POPCO, Western Gulf, and Viosca Knoll is party to a credit agreement under which it has outstanding obligations that may restrict the payments of distributions to its owners. Distributions to Leviathan from Equity Investees during the quarter ended March 31, 1999, totaled $10.1 million.

     The Leviathan Credit Facility is a revolving credit facility with a syndicate of commercial banks providing for up to $375 million of available credit, subject to customary terms and conditions, including certain limitations on incurring additional indebtedness (including borrowings under this facility) if certain financial targets are not achieved and maintained. In addition, Leviathan will be required to prepay a portion of the balance outstanding under this credit facility to the extent such financial targets are not achieved and maintained. Proceeds from the Leviathan Credit Facility are available to Leviathan for general partnership purposes, including financing capital expenditures, working capital requirements and, subject to certain limitations, distributions to the unitholders. The Leviathan Credit Facility can also be utilized to issue letters of credit as may be required from time to time; however, no letters of credit are currently outstanding. The Leviathan Credit Facility matures in December 1999; is guaranteed by the General Partner and each of Leviathan's subsidiaries; and is collateralized by (i) the management agreement between the General Partner and a subsidiary of El Paso Energy, (ii) substantially all of the assets of Leviathan and (iii) the General Partner's 1% general partner interest in Leviathan and approximate 1% nonmanaging interest in certain subsidiaries of Leviathan. The Leviathan Credit Facility has no scheduled amortization prior to maturity. As of March 31, 1999, Leviathan had $355 million outstanding under its credit facility bearing interest at an average floating rate of 7.2% per annum. As of May 10, 1999, Leviathan had $350 million outstanding and approximately $25 million of funds available under this credit facility. Leviathan has executed a commitment letter with a group of the current lenders under the Leviathan Credit Facility to amend and extend this facility, which management expects to complete on or before the maturity date of the current facility.

     Viosca Knoll has a revolving credit facility, as amended, (the "Viosca Knoll Credit Facility") with a syndicate of commercial banks to provide up to $100 million for working capital needs of Viosca Knoll. Viosca Knoll's ability to borrow money under its credit facility is subject to certain customary terms and conditions, including certain limitations on incurring additional indebtedness (including borrowings under this credit facility) if certain financial targets are not achieved and maintained. In addition, Viosca Knoll will be required to prepay a portion of the balance outstanding under this credit facility to the extent such financial targets are not achieved and maintained. The Viosca Knoll Credit Facility is collateralized by all of Viosca Knoll's material contracts and agreements, receivables and inventory and matures on December 20, 2001. In addition, under certain circumstances, each partner in Viosca Knoll has agreed to return up to $2.5 million in distributions paid to it by Viosca Knoll. The Viosca Knoll Credit Facility has no scheduled amortization prior to maturity. As of March 31, 1999, Viosca Knoll had $66.7 million outstanding under its credit facility bearing interest at an average floating rate of 6.0% per annum. As of May 10, 1999 Viosca Knoll had $66.7 million outstanding and approximately $33.3 million of funds available under its credit facility. Concurrent with the closing of the acquisition of the additional interest in Viosca Knoll discussed in Item 1. Financial Statements,
Note 5 -- Related Party Transactions -- Viosca Knoll System, El Paso Energy will contribute approximately $33.4 million to Viosca Knoll to use to pay down 50% of the principal balance outstanding under the Viosca Knoll Credit Facility, and Leviathan expects to pay the remaining outstanding balance using available funds and cancel the Viosca Knoll Credit Facility.

     POPCO has a revolving credit facility, as amended, (the "POPCO Credit Facility") with a syndicate of commercial banks to provide up to $150 million for working capital needs of POPCO. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including certain limitations on incurring additional indebtedness (including borrowings under this credit facility) if certain financial targets are not achieved and maintained. In addition, POPCO will be required to prepay a portion of the balance outstanding under this credit facility to the extent such financial targets are not achieved and maintained. The POPCO Credit Facility has no scheduled amortization prior to maturity. The POPCO Credit Facility is collateralized by a substantial portion of POPCO's assets and matures on April 30, 2001. As of March 31, 1999, POPCO had $136.5 million outstanding under its credit facility bearing interest at an average floating rate of 6.25% per annum. As of May 10, 1999, POPCO had approximately $136.5 million outstanding and approximately $13.5 million of funds available under this credit facility.

     Stingray has an existing term loan agreement with a syndicate of commercial banks which matures on March 31, 2003. The agreement requires Stingray to make 18 quarterly principal payments of approximately $1.6 million commencing December 31, 1998. The term loan agreement is principally collateralized by current and future natural gas transportation contracts between Stingray and its customers. On the earlier to occur of March 31, 2003 or the accelerated due date pursuant to the Stingray credit agreement, if Stingray has not paid all amounts due under its credit agreement, Leviathan is obligated to pay the lesser of (i) $8.5 million, (ii) the aggregate amount of distributions received by Leviathan from Stingray subsequent to January 1, 1998 or (iii) 50% of any then outstanding amounts due pursuant to the Stingray credit agreement. Leviathan does not expect to have to pay any amount pursuant to this obligation. As of March 31, 1999, Stingray had $25.3 million outstanding under its term loan agreement bearing interest at an average floating rate of 6.25% per annum.

     Western Gulf, which owns all of HIOS and East Breaks, entered into a revolving credit facility (the "Western Gulf Credit Facility") with a syndicate of commercial banks in February 1999 to provide up to $100 million for the construction of the East Breaks system and for other working capital needs of Western Gulf, East Breaks and HIOS. Western Gulf's ability to borrow money under its credit facility is subject to certain customary terms and conditions, including certain limitations on incurring additional indebtedness (including borrowings under this credit facility) if certain financial targets are not achieved and maintained. In addition, Western Gulf would be required to prepay a portion of the balance outstanding under this credit facility to the extent such financial targets are not achieved and maintained. The Western Gulf Credit Facility has no scheduled amortization prior to its maturity in February 2004. The Western Gulf Credit Facility is collateralized by substantially all of the material contracts and agreements of East Breaks and Western Gulf, including Western Gulf's ownership in HIOS and East Breaks, and supported by a guarantee of East Breaks. In addition, Leviathan has agreed to return up to $2.0 million in distributions paid to Leviathan by Western Gulf under certain circumstances. As of March 31, 1999, Western Gulf had $44.1 million outstanding under this credit facility bearing interest at a floating rate of 6.4% per annum. As of May 10, 1999 Western Gulf had $47.1 million outstanding and approximately $52.9 million of funds available under this facility.

     Uses of Cash. Leviathan's capital requirements consist primarily of (i) quarterly distributions to holders of Preference Units and Common Units and to the General Partner, including incentive distributions, as applicable, (ii) expenditures for the maintenance of its pipelines and related infrastructure and the acquisition and construction of additional energy-related infrastructure in the Gulf, (iii) expenditures related to its producing oil and natural gas properties, (iv) expenditures relating to the development of its non-producing property, the Ewing Bank 958 Unit, (v) administrative expenses (including management fees) and other operating expenses, (vi) contributions to Equity Investees as required to fund capital expenditures for new facilities and (vii) debt service on its outstanding indebtedness.

     On April 20, 1999, Leviathan declared its first quarter cash distribution of $0.275 per Preference Unit and $0.525 per Common Unit. The distributions were paid on May 14, 1999, to all holders of record of Common Units and Preference Units at the close of business on April 30, 1999. These quarterly distributions cover the period from January 1, 1999 through March 31, 1999. Leviathan believes that it will be able to continue to pay at least the current quarterly cash distributions of $0.275 per Preference Unit and $0.525 per Common Unit for the foreseeable future. At these distribution rates, the quarterly distributions total $15.6 million ($17.4 million assuming the issuance of at least 2,647,826 common units upon the consummation of the Viosca Knoll transaction) in respect to the Preference Units, Common Units and the general partner interests. During the quarter ended March 31, 1999, Leviathan paid the General Partner incentive distributions totaling $2.8 million and in May 1999 paid the General Partner an incentive distribution of $2.8 million for the quarter ended March 31, 1999.

     East Breaks is currently constructing a natural gas pipeline system which will initially consist of 85 miles of an 18 to 20-inch pipeline and related facilities connecting the Diana and Hoover prospects developed by Exxon Corporation ("Exxon") and BP Amoco Plc ("BP Amoco") in Alaminos Canyon Block 25 in the Gulf with the HIOS system. The majority of the construction of the East Breaks system will occur in 1999 and the system is anticipated to be in service in mid 2000 at an estimated cost of approximately $90 million. East Breaks entered into long-term agreements with Exxon and BP Amoco involving the commitment, gathering and processing of production from the Diana and Hoover prospects. Substantially all of the construction costs of the East Breaks system will be funded by the Western Gulf Credit Facility. All of the natural gas to be produced from 11 blocks in the East Breaks and Alaminos Canyon areas will be dedicated for transportation services on the HIOS system.

     Substantially all of the capital expenditures by POPCO, Viosca Knoll, East Breaks, and Stingray were funded by borrowings under credit facilities, and any future capital expenditures by East Breaks, POPCO, Viosca Knoll, HIOS and Stingray are anticipated to be funded by borrowings under credit facilities. As discussed above, concurrent with the closing of the acquisition of the additional interest in Viosca Knoll, Leviathan expects to repay in full and terminate the Viosca Knoll Credit Facility. Leviathan's capital expenditures (including construction and installation costs of a 40-mile, 14-inch crude oil pipeline from Ship Shoal Block 332 to Green Canyon Block 253 (the "Allegheny oil pipeline") and development costs of the Ewing Bank 958 Unit) and equity investments for the quarter ended March 31, 1999 were $6.5 million. Leviathan has in the past contributed existing assets to joint ventures as partial consideration for its ownership interest therein and may in the future contribute existing assets, including cash, to new joint ventures as partial consideration for its ownership interest therein.

     Interest costs incurred by Leviathan related to the Leviathan Credit Facility totaled $6.5 million for the quarter ended March 31, 1999. Leviathan capitalized $0.4 million of such interest costs in connection with construction projects and drilling activities in progress during the period.

     Leviathan anticipates that its capital expenditures and equity investments for the remainder of 1999 will relate to continuing acquisition, construction and development activities, including consummating the acquisition of the additional interest in Viosca Knoll, the completion of the Allegheny oil pipeline, and the development of the Ewing Bank 958 Unit. Leviathan anticipates funding such cash requirements primarily with available cash flow, borrowings under the Leviathan Credit Facility and, depending on the capital requirements and related market conditions, issuing additional debt and/or equity.

YEAR 2000

     The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the year. Leviathan has established a project team and works with the El Paso Energy executive steering committee to coordinate the phases of its Year 2000 project to ensure that Leviathan's key automated systems and related processes will remain functional through Year 2000. Those phases include: (i) awareness,

(ii) assessment, (iii) remediation, (iv) testing, (v) implementation of the necessary modifications and (vi) contingency planning (which was previously included as a component of Leviathan's implementation phase). Leviathan has hired outside consultants and is involved in several industry trade-groups to supplement Leviathan's project team.

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

     The assessment phase consists of conducting an inventory of Leviathan's key automated systems and related processes, analyzing and assigning levels of criticality to those systems and processes, identifying and prioritizing resource requirements, developing validation strategies and testing plans, and evaluating business partner relationships. Leviathan estimates that it is more than three-quarters of the way complete with the portion of the assessment phase to determine the nature and impact of the Year 2000 date change for hardware and equipment, embedded chip systems, and third-party developed software. The assessment phase of the project involves, among other things, efforts to obtain representations and assurances from third parties, including Equity Investees, partners and third party customers and vendors, that their hardware and equipment products, embedded chip systems and software products being used by or impacting Leviathan are or will be modified to be Year 2000 compliant. To date, the responses from such third parties, although generally encouraging, are inconclusive. Although Leviathan intends to interact only with those third parties that have Year 2000 compliant computer systems, it is impossible for Leviathan to monitor all such systems. As a result, Leviathan cannot predict the potential consequences if its Equity Investees, partners, customers or vendors are not Year 2000 compliant. Leviathan is currently evaluating the exposure associated with such business partner relationships.

     The remediation phase involves converting, modifying, replacing or eliminating selected key automated systems identified in the assessment phase. The testing phase involves the validation of the identified key automated systems. Leviathan is utilizing test tools and written procedures to document and validate, as necessary, its unit, system, integration and acceptance testing. Leviathan estimates that approximately three-quarters of the work for these phases is complete, and expects each phase to be substantially completed by mid-1999.

     The implementation phase involves placing the converted or replaced key automated systems into operation. In some cases, the implementation phase will also involve the implementation of contingency plans needed to support business functions and processes that may be interrupted by Year 2000 failures that are outside Leviathan's control. Leviathan is more than half way complete with this phase and expects to be substantially completed by mid-1999.

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

     While the total cost of Leviathan's Year 2000 project is still being evaluated, Leviathan estimates that the costs to be incurred in 1999 and 2000 associated with assessing, remediating and testing hardware and equipment, embedded chip systems, and third-party developed software will not exceed $1.0 million, all of which will be expensed. As of March 31, 1999, Leviathan had incurred less than $0.1 million related to such costs. Leviathan has previously only tracked incremental expenses related to its Year 2000 project. The costs of the Year 2000 project related to salaried employees of El Paso Energy, including their direct salaries and benefits, are not available and have not been included in the estimated costs of the project. The management fee charged to Leviathan by the General Partner includes such incremental expenses. Since the earlier phases of the Year 2000 project mostly involved the work performed by such salaried employees, the costs expended to date do not reflect the percentage completion of the project. Leviathan anticipates that it will expend most of the costs reported above in the remediation, implementation and contingency planning phases of the project.

     Presently, Leviathan intends to reassess its estimate of Year 2000 costs in the event Leviathan completes an acquisition of, or makes a material investment in, substantial facilities or another business entity.

     Management does not expect the costs of Leviathan's Year 2000 project will have a material adverse effect on Leviathan's financial position, results of operations or cash flows. However, based on information available at this time, Leviathan cannot conclude that disruption caused by internal or external Year 2000 related failures will not adversely effect Leviathan. Specific factors which may affect the success of Leviathan's Year 2000 efforts and the frequency or severity of a Year 2000 disruption or amount of any expense include failure of Leviathan or its outside consultants to properly identify deficient systems, the failure of the selected remedial action to adequately address the deficiencies, the failure of Leviathan's outside consultants to complete the remediation in a timely manner (due to shortages of qualified labor or other factors), the failure of other parties to joint ventures in which Leviathan is involved to meet their obligations, both financial and operational under the relevant joint venture agreements to remediate assets used by the joint venture, unforeseen expenses related to the remediation of existing systems or the transition to replacement systems, and the failure of third parties, including Equity Investees, to become Year 2000 compliant or to adequately notify Leviathan of potential noncompliance.

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

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

     This Quarterly Report contains forward-looking statements and information within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "project," "should," "may," "management believes," and words or phrases of similar import. Although management believes that such statements and expressions are reasonable and made in good faith, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on Leviathan's financial position, results of operations, and cash flows are:

     - competitive practices in the industry in which Leviathan competes,

     - the impact of current and future laws and government regulations affecting the industry in general and Leviathan's operations in particular,

     - environmental liabilities to which Leviathan may become subject in the future that are not covered by an indemnity or insurance,

     - the throughput levels achieved by any pipelines in which Leviathan owns (now or in the future) an interest,

     - the ability to access additional reserves to offset the natural decline in production from existing wells connected to such pipelines,

     - changes in gathering, transportation, processing, handling and other rates due to changes in government regulation and/or competitive factors,

     - the impact of oil and natural gas price fluctuations,

     - the production rates and reserve estimates associated with Leviathan's producing oil and natural gas properties,

     - significant changes from expectations of capital expenditures and operating expenses and unanticipated project delays,

     - the ability of Equity Investees to make distributions to Leviathan,

     - the effect of the Year 2000 date change,

     - Leviathan's consummation of the proposed acquisition of an additional interest in Viosca Knoll,

     - the ability to economically raise capital (debt and equity) to satisfy planned and unanticipated needs, and

     - other factors discussed more completely in Leviathan's other filings with the Securities and Exchange Commission.

     Leviathan disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Leviathan may utilize derivative financial instruments for purposes other than trading to manage its exposure to movements in interest rates and commodity prices. In accordance with procedures established by Leviathan's Board of Directors, Leviathan monitors current economics conditions and evaluates its expectations of future prices and interest rates when making decisions with respect to risk management.

     Interest Rate Risk. Leviathan is exposed to some market risk due to the floating interest rate under its credit facility. Under the Leviathan Credit Facility, the remaining principal and the final interest payment are due in December 1999. As of May 10, 1999, Leviathan's credit facility had a principal balance of $350 million at an average floating interest rate of 7.2% per annum. A 1.5% increase in interest rates could result in a $5.3 million annual increase in interest expense on the existing principal balance. Leviathan is exposed to similar risk under the credit facilities and loan agreements entered into by its joint ventures. Leviathan has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in the interest rates charged under Leviathan's credit facility or the various joint venture credit facilities and loan agreements.

     Commodity Price Risk. Leviathan hedges a portion of its oil and natural gas production to reduce its exposure to fluctuations in the market prices thereof. Leviathan uses commodity price swap transactions whereby monthly settlements are based on differences between the prices specified in the commodity price swap agreements and the settlement prices of certain futures contracts quoted on the NYMEX or certain other indices. Leviathan settles the commodity price swap transactions by paying the negative difference or receiving the positive difference between the applicable settlement price and the price specified in the contract. The commodity price swap transactions Leviathan uses differ from futures contracts in that there are no contractual obligations which require or allow for the future delivery of the product. The credit risk from Leviathan's price swap contracts is derived from the counter-party to the transaction, typically a major financial institution. Leviathan does not require collateral and does not anticipate non-performance by this counter-party, which does not transact a sufficient volume of transactions with Leviathan to create a significant concentration of credit risk. Gains or losses resulting from hedging activities and the termination of any hedging instruments are initially deferred and included as an increase or decrease to oil and natural gas sales in the period in which the hedged production is sold. For the quarter ended March 31, 1999, Leviathan recorded a net loss of $0.4 million related to hedging activities.

     As of March 31, 1999, Leviathan has open sales swap transactions for 10,000 MMbtu of natural gas per day for calendar 2000 at a fixed price to be determined at its option equal to the February 2000 Natural Gas Futures Contract on NYMEX as quoted at any time during 1999 and January 2000, to and including the last two trading days of the February 2000 contract, minus $0.5450 per MMbtu. Additionally, Leviathan has open sales swap transactions of 10,000 MMbtu of natural gas per day at a fixed price to be determined at its option equal to the January 2000 Natural Gas Futures Contract on NYMEX as quoted at any time during 1999, to and including the last two trading days of the January 2000 contract, minus $0.50 per MMbtu.

     If Leviathan had settled its open natural gas hedging positions as of March 31, 1999 based on the applicable settlement prices of the NYMEX futures contracts, Leviathan would have recognized a loss of approximately $2.6 million.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Note 6, Other.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 5, 1999, Leviathan's unitholders of record as of January 28, 1999, held a special meeting and ratified and approved the transaction involved in Leviathan's acquisition of an additional interest in Viosca Knoll from El Paso Energy. 13,098,873 votes were cast for the transaction, 93,118 against and 151,544 votes abstained. In addition, Leviathan's unitholders approved an amendment to reduce the total votes of unitholders required to remove a general partner from 66 2/3% to 55%. Such amendment will be implemented concurrently with the closing of the acquisition of the interest in Viosca Knoll.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Each exhibit identified below is filed as part of this quarterly report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           27.           -- Financial Data Schedule.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                          LEVIATHAN GAS PIPELINE PARTNERS, L.P.

                                          By: LEVIATHAN GAS PIPELINE COMPANY,
                                            its General Partner

                                          By:      /s/ KEITH B. FORMAN
                                            ------------------------------------
                                                      Keith B. Forman
                                                  Chief Financial Officer

Date: May 14, 1999

                                          By:      /s/ D. MARK LELAND
                                            ------------------------------------
                                                       D. Mark Leland
                                               Vice President and Controller
                                               (Principal Accounting Officer)

Date: May 14, 1999

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           27.           -- Financial Data Schedule.