Form 10-Q
period 1999-06-30
LEVIATHAN GAS PIPELINE PARTNERS L P
filed 1999-08-16
CIK 895040

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The registrant had 26,737,465 Common Units and 291,299 Preference Units outstanding as of August 13, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    GLOSSARY

     The following abbreviations, acronyms or defined terms used in this Form 10-Q are defined below:

Bcf........................ Billion cubic feet

East Breaks................ East Breaks Gathering Company, L.L.C., a Delaware
                            limited liability company and wholly owned subsidiary of Western Gulf

El Paso Energy............. El Paso Energy Corporation, a Delaware Corporation
                            and the indirect parent of the General Partner

EPFS....................... El Paso Field Services Company, a Delaware
                            Corporation and a wholly owned subsidiary of El Paso Energy

Equity Investees........... Collectively refers to Stingray, West Cameron Dehy,
                            POPCO, Manta Ray Offshore, Nautilus, HIOS, UTOS and prior to June 1, 1999, Viosca Knoll

General Partner............ Leviathan Gas Pipeline Company, a Delaware
                            corporation and wholly owned indirect subsidiary of El Paso Energy Corporation

Green Canyon............... Green Canyon Pipe Line Company, L.L.C., a Delaware
                            limited liability company and wholly owned subsidiary of Leviathan

Gulf....................... Gulf of Mexico

HIOS....................... High Island Offshore System, L.L.C., a Delaware
                            limited liability company and wholly owned subsidiary of Western Gulf

Leviathan.................. Leviathan Gas Pipeline Partners, L.P., a publicly held Delaware master limited partnership, and its subsidiaries, unless the context otherwise requires

Manta Ray Offshore......... Manta Ray Offshore Gathering Company, L.L.C., a
                            Delaware limited liability company and owned by Neptune and Ocean Breeze

Mcf........................ Thousand cubic feet

MMcf....................... Million cubic feet

MMbtu...................... Million British thermal units

Nautilus................... Nautilus Pipeline Company, L.L.C., a Delaware
                            limited liability company and owned by Neptune and Ocean Breeze

Neptune.................... Neptune Pipeline Company, L.L.C., a Delaware limited liability company in which Leviathan owns a 25.67% member interest

Ocean Breeze............... Ocean Breeze Pipeline Company, L.L.C., a Delaware
                            limited liability company in which Leviathan owns a 25.67% member interest

NYMEX...................... New York Mercantile Exchange

POPCO...................... Poseidon Oil Pipeline Company, L.L.C., a Delaware
                            limited liability company in which Leviathan owns a 36% member interest

Stingray................... Stingray Pipeline Company, L.L.C., a Delaware
                            limited liability company in which Leviathan owns a 50% member interest

Tarpon..................... Tarpon Transmission Company, a Texas corporation and wholly owned subsidiary of Leviathan

UTOS....................... U-T Offshore System, a Delaware partnership in which
                            Leviathan
                            collectively owns a 66.67% member interest

West Cameron Dehy.......... West Cameron Dehydration Company, L.L.C., a Delaware
                            limited liability company in which Leviathan owns a 50% member interest

Western Gulf............... Western Gulf Holdings, L.L.C., a Delaware limited liability company in which Leviathan collectively owns a 60% member interest

Viosca Knoll............... Viosca Knoll Gathering Company, a Delaware general partnership in which Leviathan owns a 99% partnership interest

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)

                                                             QUARTER            SIX MONTHS
                                                         ENDED JUNE 30,       ENDED JUNE 30,
                                                        -----------------   ------------------
                                                         1999      1998       1999      1998
                                                        -------   -------   --------   -------
Revenue...............................................  $23,972   $18,373   $ 45,851   $36,087
                                                        -------   -------   --------   -------
Costs and expenses....................................
  Operating expenses..................................    2,431     2,708      5,025     5,546
  Depreciation, depletion and amortization............    7,009     6,978     13,727    14,845
  General and administrative expenses and management
     fee..............................................    2,779     2,554      5,909     7,503
                                                        -------   -------   --------   -------
                                                         12,219    12,240     24,661    27,894
                                                        -------   -------   --------   -------
Operating income......................................   11,753     6,133     21,190     8,193
Interest income and other.............................      165        73        268       157
Interest and other financing costs....................   (7,766)   (4,707)   (13,868)   (8,429)
Minority interest in income...........................      (43)      (16)       (80)       (3)
                                                        -------   -------   --------   -------
Income (loss) before income taxes.....................    4,109     1,483      7,510       (82)
Income tax benefit....................................       79        27        177       168
                                                        -------   -------   --------   -------
Net income............................................  $ 4,188   $ 1,510   $  7,687   $    86
                                                        =======   =======   ========   =======
Weighted average number of units outstanding..........   25,244    24,367     24,808    24,367
                                                        =======   =======   ========   =======
Basic and diluted net income per unit.................  $  0.13   $  0.05   $   0.25   $  0.00
                                                        =======   =======   ========   =======

  The accompanying Notes are an integral part of these Condensed Consolidated
                             Financial Statements.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
Current assets
  Cash and cash equivalents.................................   $  3,301       $  3,108
  Accounts receivable.......................................      9,180          8,588
  Other current assets......................................        344            247
                                                               --------       --------
          Total current assets..............................     12,825         11,943
                                                               --------       --------
Equity investments (Notes 2 and 3)..........................    219,732        186,079
Property and equipment, net (Notes 2 and 4).................    381,210        241,992
Other noncurrent assets.....................................     12,146          2,712
                                                               --------       --------
          Total assets......................................   $625,913       $442,726
                                                               ========       ========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Accounts payable and accrued liabilities..................   $ 12,475       $ 11,167
  Notes payable (Note 6)....................................         --        338,000
                                                               --------       --------
          Total current liabilities.........................     12,475        349,167
Notes payable (Note 6)......................................    306,500             --
Long-term debt (Note 6).....................................    175,000             --
Other noncurrent liabilities................................     12,151         11,661
                                                               --------       --------
          Total liabilities.................................    506,126        360,828
Commitments and contingencies
Minority interest...........................................       (249)          (998)
Partners' capital (Note 2)..................................    120,036         82,896
                                                               --------       --------
          Total liabilities and partners' capital...........   $625,913       $442,726
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

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
Cash flows from operating activities
  Net income................................................  $   7,687   $     86
  Adjustments to reconcile net income to net cash provided
     by operating activities................................
     Depreciation, depletion and amortization...............     13,727     14,845
     Distributions from equity investees....................     24,108     13,298
     Equity in earnings.....................................    (19,953)   (12,571)
     Other noncash items....................................        721        509
  Working capital changes, net of effects of acquisitions...     (2,650)    (3,283)
                                                              ---------   --------
          Net cash provided by operating activities.........     23,640     12,884
                                                              ---------   --------
Cash flows from investing activities
  Additions to pipelines, platforms and facilities..........    (14,260)   (12,283)
  Investments in equity investees...........................     (4,393)    (4,543)
  Acquisition of additional interests in equity investees,
     net of cash received...................................    (51,128)        --
  Net cash flow impact of acquisition of Viosca Knoll.......    (19,856)        --
  Development of oil and natural gas properties.............     (3,181)    (2,540)
                                                              ---------   --------
          Net cash used in investing activities.............    (92,818)   (19,366)
                                                              ---------   --------
Cash flows from financing activities
  Proceeds from notes payable...............................     95,500     50,000
  Long-term debt issuance...................................    175,000         --
  Repayments of notes payable...............................   (160,350)   (18,000)
  Debt issuance costs.......................................    (10,126)        --
  Distributions to partners.................................    (31,256)   (30,806)
  General Partner's contribution............................        603         --
                                                              ---------   --------
          Net cash provided by financing activities.........     69,371      1,194
                                                              ---------   --------
Increase (decrease) in cash and cash equivalents............        193     (5,288)
Cash and cash equivalents
  Beginning of period.......................................      3,108      6,430
                                                              ---------   --------
  End of period.............................................  $   3,301   $  1,142
                                                              =========   ========

Non-cash Investing Activities: See Note 2 for discussion.

  The accompanying Notes are an integral part of these Condensed Consolidated
                             Financial Statements.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                PREFERENCE   PREFERENCE    COMMON     COMMON       GENERAL
                                  UNITS      UNITHOLDERS   UNITS    UNITHOLDERS   PARTNER(A)       TOTAL
                                ----------   -----------   ------   -----------   ----------      --------
Partners' capital at December
  31, 1998....................    1,017        $7,351      23,350    $ 90,972      $(15,427)      $ 82,896
Net income for the six months
  ended June 30, 1999
  (unaudited).................       --           131         --        6,098         1,458          7,687
Issuance of Common Units for
  acquisition of additional
  interest in Viosca Knoll
  (unaudited).................       --            --      2,662       59,792            --         59,792
General Partner contribution
  related to issuance of
  Common Units (unaudited)....       --            --         --           --           603            603
Cash distributions
  (unaudited).................       --          (559)        --      (24,517)       (5,866)       (30,942)
                                  -----        ------      ------    --------      --------       --------
Partners' capital at June 30,
  1999 (unaudited)............    1,017        $6,923      26,012    $132,345      $(19,232)(b)   $120,036
                                  =====        ======      ======    ========      ========       ========

---------------

(a) Leviathan Gas Pipeline Company owns a 1% general partner interest in Leviathan.

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

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION:

     Leviathan is a provider of integrated energy services, including natural gas and oil gathering, transportation, midstream and other related services in the Gulf. Through its subsidiaries and joint ventures, Leviathan owns interests in significant assets, including (i) nine (eight existing and one under construction) natural gas pipelines (the "Gas Pipelines"), (ii) two (one existing and one under construction) oil pipeline systems, (iii) six strategically-located multi-purpose platforms, (iv) production handling and dehydration facilities, (v) four producing oil and natural gas properties and
(vi) a non-producing oil and natural gas property, the Ewing Bank 958 Unit, comprised of Ewing Bank Blocks 958, 959, 1002 and 1003, formerly referred to as the Sunday Silence property. The General Partner performs all management and operational functions for Leviathan and its subsidiaries.

     As of June 30, 1999, Leviathan had 26,011,858 Common Units and 1,016,906 Preference Units outstanding. The public owns limited partner interests representing an effective 65.5% interest in Leviathan, comprised of 1,016,906 Preference Units and 17,058,094 Common Units. El Paso Energy, through its subsidiaries, owns an effective 34.5% economic interest in Leviathan, comprised of a 32.5% limited partner interest in the form of 8,953,764 Common Units, its 1% general partner interest in Leviathan and its approximate 1% nonmanaging member interest in certain subsidiaries of Leviathan.

     The 1998 Annual Report on Form 10-K for Leviathan includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at June 30, 1999, and for the quarters and six months ended June 30, 1999 and 1998 are unaudited. The condensed consolidated balance sheet at December 31, 1998 is derived from audited consolidated financial statements at that date. These financial statements do not include all disclosures required by generally accepted accounting principles, but have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, all material adjustments necessary to present fairly the consolidated financial position and results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the seasonal nature of Leviathan's businesses.

NOTE 2 -- ACQUISITIONS:

  Viosca Knoll

     In January 1999, Leviathan entered into a Contribution Agreement with EPFS to acquire all of EPFS's interest in Viosca Knoll other than a 1% interest in profits and capital of Viosca Knoll. At the time the Contribution Agreement was executed, Leviathan and EPFS each beneficially owned a 50% interest in Viosca Knoll, which was formed in 1994 to construct, own and operate an unregulated gathering system designed to serve the Main Pass, Mississippi Canyon and Viosca Knoll areas of the Gulf. The Viosca Knoll system is comprised of (i) an approximately 94 mile, 20-inch diameter pipeline from a platform in Main Pass Block 252 owned by Shell Offshore, Inc. to a pipeline owned by Tennessee Gas Pipeline Company at South Pass Block 55 and (ii) a six mile 16-inch diameter pipeline from an interconnection with the 20-inch diameter pipeline at Leviathan's Viosca Knoll Block 817 platform to a pipeline owned by Southern Natural Gas Company at Main Pass Block 289.

     Leviathan and EPFS closed the Viosca Knoll acquisition on June 1, 1999. In connection therewith, (i) EPFS contributed to Viosca Knoll $33.4 million, which amount was equal to 50% of the amount then outstanding under Viosca Knoll's credit facility, (ii) a subsidiary of EPFS transferred a 49% interest in Viosca Knoll to Leviathan, (iii) Leviathan paid to a subsidiary of EPFS $19.9 million and issued to that subsidiary 2,661,870 Common Units, (iv) Leviathan paid other closing costs of $0.8 million and (v) as required by

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

Leviathan's Amended and Restated Agreement of Limited Partnership, the General Partner contributed $0.6 million to Leviathan in order to maintain its 1% capital account balance. In addition, during the six months commencing on June 1, 2000, Leviathan has an option to acquire the remaining 1% interest in profits and capital of Viosca Knoll for a cash payment equal to the sum of $1.6 million plus the amount of additional distributions (paid, payable or in arrears) which would have been paid, accrued or been in arrears had Leviathan acquired the remaining 1% of Viosca Knoll on June 1, 1999, by issuing additional Common Units in lieu of a cash payment of $1.7 million. Leviathan used the equity method of accounting for its 50% interest in Viosca Knoll through May 31, 1999. As a result of its acquisition of an additional 49% interest in Viosca Knoll, Leviathan began consolidating Viosca Knoll as of June 1, 1999. The acquisition of Viosca Knoll was accounted for as a purchase and the purchase price was assigned to the assets and liabilities acquired based upon the estimated fair value of those assets and liabilities as of the acquisition date. The fair value of allocations are preliminary and may be revised after the completion of an independent appraisal.

                                                         (IN THOUSANDS)
Fair value of assets acquired..........................     $ 83,061
Cash acquired..........................................          434
Fair value of liabilities assumed......................       (2,962)
                                                            --------
          Total purchase price.........................       80,533
Issuance of common units...............................      (59,792)
                                                            --------
          Net cash paid................................     $ 20,741
                                                            ========

     The following selected unaudited pro forma information represents Leviathan's consolidated results of operations on a pro forma basis for the six month periods ended June 30, 1999 and 1998, assuming the Viosca Knoll acquisition had occurred on January 1, 1998:

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER UNIT AMOUNTS)
Revenue.....................................................   $54,330     $46,021
Operating income............................................   $26,355     $14,334
Net income..................................................   $ 9,650     $ 3,005
Basic and diluted net income per unit.......................   $  0.29     $  0.09

  HIOS/UTOS

     On June 30, 1999, subsidiaries of Leviathan acquired from Natural Gas Pipeline Company of America ("NGPL"), a subsidiary of KN Energy, Inc., for total consideration of approximately $51 million, net of cash received, (i) all of the outstanding stock of two of NGPL's wholly-owned subsidiaries, Natoco, Inc. ("Natoco"), which owns a 20% member interest in Western Gulf, which in turn owns 100% of each of HIOS and East Breaks, and Naloco, Inc. (Del.) ("Naloco"), which owns a 33.33% interest in UTOS, and (ii) NGPL's ownership interest in certain lateral pipelines located in the Gulf. In addition, Leviathan will assume NGPL's role as operator of Stingray, the Stingray Offshore Separation Facility and West Cameron Dehydration Facility. Leviathan financed this acquisition with funds borrowed under its $375 million revolving credit facility discussed in Note 6. The purchase price exceeded the fair market value of net assets acquired by approximately $48 million. This excess cost has been preliminary assigned to property and equipment and is to be amortized on a straight line basis over 30 years. After giving effect to the acquisition, Leviathan owns a 60% interest in Western Gulf, and thus an effective 60% interest in each of HIOS and East Breaks and a 66.67% interest in UTOS. Since Leviathan's control is expected to be temporary, these investments will continue to be accounted for under the equity method of accounting.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

     Western Gulf was formed in December 1998 by Leviathan, NGPL and ANR Pipeline Company ("ANR") as a holding company for HIOS and East Breaks. HIOS consists of approximately 204 miles of pipeline comprised of three supply laterals, the West, Central and East Laterals, that connect to a 42-inch diameter mainline. The HIOS system was placed in service in 1977 and is used to gather and transport natural gas produced from fields located in the Galveston, Garden Banks, High Island, West Cameron and East Breaks areas of the Gulf to a junction platform owned by HIOS located in West Cameron Block 167. The total capacity of the HIOS system is approximately 1.8 Bcf of natural gas per day. ANR operates the HIOS system. The East Breaks system is currently under construction, with a design capacity of over 400 Mcf of natural gas per day, and will initially consist of 85 miles of an 18 to 20-inch pipeline and related facilities connecting the Diana/Hoover prospects developed by Exxon Company USA ("Exxon") and BP Amoco plc ("BP Amoco") in Alaminos Canyon Block 25, with the HIOS system. The majority of the construction of the East Breaks system will occur in 1999 and the system is anticipated to be in service by mid-2000 at an estimated cost of approximately $90 million.

     Prior to June 30, 1999, UTOS was owned equally by Leviathan, NGPL and ANR. The UTOS system was placed in service in 1978 and consists of approximately 30 miles of 42-inch diameter pipeline extending from a point of interconnection with HIOS at West Cameron Block 167 to the Johnson Bayou processing facility in southern Louisiana. The UTOS system transports natural gas from the terminus of the HIOS system at West Cameron Block 167 to the Johnson Bayou facility, where it interconnects with one intrastate and four interstate pipeline systems. UTOS also owns the Johnson Bayou facility, which provides primarily natural gas and liquids separation and natural gas dehydration for natural gas transported on the HIOS and UTOS systems. ANR operates the UTOS system.

     The following selected unaudited pro forma information represents Leviathan's consolidated results of operations on a pro forma basis for the six month periods ended June 30, 1999 and 1998, assuming the HIOS/UTOS acquisition, the acquisition of certain lateral pipelines and the effects of becoming the operator of Stingray had occurred on January 1, 1998.

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                              (IN THOUSANDS EXCEPT
                                                               PER UNIT AMOUNTS)
Revenue.....................................................  $47,755     $38,485
Operating income............................................  $22,896     $10,392
Net income (loss)...........................................  $ 6,882     $  (230)
Basic and diluted net income (loss) per unit................  $  0.23     $ (0.01)

NOTE 3 -- EQUITY INVESTMENTS:

     Leviathan's ownership interest in each of the Equity Investees is included in the summarized financial information that follows:

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                    SUMMARIZED HISTORICAL OPERATING RESULTS
                         SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     WEST
                                              VIOSCA                CAMERON              MANTA RAY
                         HIOS(A)   UTOS(A)   KNOLL(B)   STINGRAY     DEHY      POPCO    OFFSHORE(C)   NAUTILUS(C)    TOTAL
                         -------   -------   --------   --------    -------   -------   -----------   -----------   -------
Operating revenue......  $19,350   $2,119    $12,338    $ 9,068     $1,475    $36,217     $ 7,780       $ 4,453
Other income...........     118        33         31      1,105         13        191       1,144          (123)
Operating expenses.....  (8,649)   (1,074)      (925)    (5,569)      (142)    (3,814)     (1,997)         (698)
Depreciation...........  (2,321)     (280)    (1,752)    (3,800)        (8)    (2,301)     (2,523)       (2,964)
Interest expense.......      --        --     (1,973)      (858)        --     (4,220)        (18)         (182)
                         -------   -------   -------    -------     ------    -------     -------       -------
Net earnings (loss)....   8,498       798      7,719        (54)     1,338     26,073       4,386           486
Ownership percentage...      40%     33.3%        50%        50%        50%        36%      25.67%        25.67%
                         -------   -------   -------    -------     ------    -------     -------       -------
                          3,399       266      3,860        (27)       669      9,386       1,126           125
Adjustments:
  Depreciation(d)......     354        17         --        400         --        (60)       (174)           --
  Contract
    amortization(d)....     (53)       --         --         --         --         --          --            --
  Other................      (2)        3         --        721(e)      --         --          --           (57)
                         -------   -------   -------    -------     ------    -------     -------       -------
Equity in earnings.....  $3,698    $  286    $ 3,860    $ 1,094     $  669    $ 9,326     $   952       $    68     $19,953
                         =======   =======   =======    =======     ======    =======     =======       =======     =======
Distributions(f).......  $4,200    $  333    $ 6,350    $ 2,501     $  550    $ 7,463     $ 1,954       $   757     $24,108
                         =======   =======   =======    =======     ======    =======     =======       =======     =======

---------------

(a) As a result of restructuring the joint venture arrangement in December 1998, the partners of HIOS, (i) created a holding company, Western Gulf,
     (ii) converted the HIOS Delaware partnership into a limited liability company and (iii) formed East Breaks. HIOS owns a regulated natural gas system, and East Breaks is currently constructing an unregulated natural gas system. Leviathan believes the disclosure of separate financial data for HIOS and East Breaks is more meaningful than the consolidated results of Western Gulf. East Breaks has had only construction activity since its inception. On June 30, 1999, Leviathan acquired additional interests in HIOS, East Breaks and UTOS (see Note 2). As a result of the additional interests acquired, Leviathan owns an effective 60% interest in each of HIOS and East Breaks and a 66.7% interest in UTOS.

(b) The information presented for Viosca Knoll as an equity investment is through May 31, 1999. On June 1, 1999, Leviathan began consolidating the results of Viosca Knoll as a result of acquiring an additional 49% interest in Viosca Knoll (see Note 2).

(c) Leviathan owns a 25.67% interest in each of Neptune and Ocean Breeze, which together own 100% of the member interests in each of Manta Ray Offshore, which owns an unregulated natural gas system, and Nautilus, which owns a regulated natural gas system. Leviathan believes the disclosure of separate financial data for Manta Ray Offshore and Nautilus is more meaningful than the consolidated results of Neptune and Ocean Breeze.

(d) Adjustments result from purchase price adjustments made in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations."

(e) Adjustments primarily resulting from changes in prior period estimates of reserves for uncollectible revenue.

(f) Future distributions are at the discretion of the Equity Investees' management committees and could further be restricted by the terms of the Equity Investees' respective credit agreements.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                    SUMMARIZED HISTORICAL OPERATING RESULTS
                         SIX MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      WEST
                                                VIOSCA               CAMERON              MANTA RAY
                             HIOS      UTOS      KNOLL    STINGRAY    DEHY      POPCO    OFFSHORE(A)   NAUTILUS(A)    TOTAL
                            -------   -------   -------   --------   -------   -------   -----------   -----------   -------
Operating revenue.........  $21,730   $ 2,384   $14,746   $11,620    $1,191    $19,517     $ 5,234       $ 1,289
Other income..............      134        57        23       434         2        145         184            17
Operating expenses........   (8,632)   (1,260)   (1,263)   (7,611)      (84)    (1,960)     (1,533)         (678)
Depreciation..............   (2,384)     (279)   (1,893)   (3,489)       (7)    (4,392)     (2,129)       (2,890)
Interest expense..........       --        --    (1,989)   (1,069)       --     (4,396)         --           (12)
                            -------   -------   -------   -------    ------    -------     -------       -------
Net earnings (loss).......   10,848       902     9,624      (115)    1,102      8,914       1,756        (2,274)
Ownership percentage......       40%     33.3%       50%       50%       50%        36%      25.67%        25.67%
                            -------   -------   -------   -------    ------    -------     -------       -------
                              4,339       301     4,812       (58)      551      3,209         451          (584)
Adjustments:
  Depreciation(b).........      379        16        --       406        --         --        (174)           --
  Contract
    amortization(b).......      (53)       --        --      (122)       --         --          --            --
  Other...................      (69)       16        --       (24)       --        (60)         --          (765)(c)
                            -------   -------   -------   -------    ------    -------     -------       -------
  Equity in earnings
    (loss)................  $ 4,596   $   333   $ 4,812   $   202    $  551    $ 3,149     $   277       $(1,349)    $12,571
                            =======   =======   =======   =======    ======    =======     =======       =======     =======
  Distributions...........  $ 5,240   $   333   $ 5,800   $ 1,000    $  425    $    --     $   500       $    --     $13,298
                            =======   =======   =======   =======    ======    =======     =======       =======     =======

---------------

(a) Leviathan owns a 25.67% interest in each of Neptune and Ocean Breeze, which together own 100% of the member interests in each of Manta Ray Offshore, which owns an unregulated natural gas system, and Nautilus, which owns a regulated natural gas system. Leviathan believes the disclosure of separate financial data for Manta Ray Offshore and Nautilus is more meaningful than the consolidated results of Neptune and Ocean Breeze.

(b) Adjustments result from purchase price adjustments made in accordance with APB Opinion No. 16.

(c) Primarily relates to a revision of the allowance for funds used during construction ("AFUDC") which represents the estimated costs, during the construction period, of funds used for construction purposes.

NOTE 4 -- PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (in thousands):

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
Property and equipment, at cost
  Pipelines.................................................   $ 79,313       $ 64,464
  Platforms and facilities..................................    271,049        123,912
  Oil and natural gas properties, at cost, using successful
     efforts method.........................................    155,931        152,750
                                                               --------       --------
                                                                506,293        341,126
Less accumulated depreciation, depletion, amortization and
  impairment................................................    125,083         99,134
                                                               --------       --------
          Property and equipment, net.......................   $381,210       $241,992
                                                               ========       ========

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

NOTE 5 -- BUSINESS SEGMENT INFORMATION:

     The following table summarizes certain financial information for each business segment (in thousands):

                            GATHERING,
                          TRANSPORTATION
                           AND PLATFORM      OIL AND       EQUITY                 ELIMINATIONS
                             SERVICES      NATURAL GAS   INVESTMENTS   SUBTOTAL    AND OTHER      TOTAL
                          --------------   -----------   -----------   --------   ------------   --------
QUARTER ENDED JUNE 30,
  1999:
  Revenue from external
     customers..........     $  6,425        $ 8,295      $  9,252     $ 23,972     $    --      $ 23,972
  Intersegment
     revenue............        3,136             --            --        3,136      (3,136)           --
  Depreciation,
     depletion and
     amortization.......       (2,323)        (4,686)           --       (7,009)         --        (7,009)
  Operating income
     (loss).............        4,632         (1,177)        8,298       11,753          --        11,753
  Net cash flows........        6,956          3,508        13,064       23,528          --        23,528
  Segment assets........      310,609         77,871       222,038      610,518      15,395       625,913
QUARTER ENDED JUNE 30,
  1998:
  Revenue from external
     customers..........     $  4,522        $ 6,599      $  7,252     $ 18,373     $    --      $ 18,373
  Intersegment
     revenue............        2,486             --            --        2,486      (2,486)           --
  Depreciation,
     depletion and
     amortization.......       (1,903)        (5,075)           --       (6,978)         --        (6,978)
  Operating income
     (loss).............        2,700         (3,061)        6,494        6,133          --         6,133
  Net cash flows........        4,603          2,014         6,215       12,832          --        12,832
  Segment assets........      143,340         58,662       188,530      390,532      15,555       406,087
SIX MONTHS ENDED JUNE
  30, 1999:
  Revenue from external
     customers..........     $ 10,798        $15,100      $ 19,953     $ 45,851     $    --      $ 45,851
  Intersegment
     revenue............        6,010             --            --        6,010      (6,010)           --
  Depreciation,
     depletion and
     amortization.......       (4,243)        (9,484)           --      (13,727)         --       (13,727)
  Operating income
     (loss).............        7,642         (4,043)       17,591       21,190          --        21,190
  Net cash flows........       11,885          5,441        21,746       39,072          --        39,072
  Segment assets........      310,609         77,871       222,038      610,518      15,395       625,913
SIX MONTHS ENDED JUNE
  30, 1998:
  Revenue from external
     customers..........     $  7,782        $15,734      $ 12,571     $ 36,087     $    --      $ 36,087
  Intersegment
     revenue............        5,075             --            --        5,075      (5,075)           --
  Depreciation,
     depletion and
     amortization.......       (3,519)       (11,326)           --      (14,845)         --       (14,845)
  Operating income
     (loss).............        3,129         (5,109)       10,173        8,193          --         8,193
  Net cash flows........        6,648          6,217        10,900       23,765          --        23,765
  Segment assets........      143,340         58,662       188,530      390,532      15,555       406,087

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

NOTE 6 -- FINANCING TRANSACTIONS:

  Senior Subordinated Notes

     Leviathan entered into an indenture dated May 27, 1999 with Chase Bank of Texas, National Association, pursuant to which it issued $175 million in aggregate principal amount of Senior Subordinated Notes (along with the indenture, the "Subordinated Notes"). Leviathan capitalized $5.2 million of debt issue costs related to the issuance of the Subordinated Notes. Approximately $19.9 million of the proceeds were used to consummate the Viosca Knoll acquisition (see Note 2), $33.4 million were contributed to Viosca Knoll to repay the remaining unpaid balance of the Viosca Knoll credit facility, and the remaining proceeds were used to reduce the balance outstanding of and to extend Leviathan's revolving credit facility (discussed below).

     The Subordinated Notes bear interest at a rate of 10 3/8% per annum, payable semi-annually, on June 1 and December 1, mature on June 1, 2009 and are junior to substantially all of Leviathan's other indebtedness other than trade payables and indebtedness that by its terms expressly states it is equal or junior to the Subordinated Notes. Generally, Leviathan does not have the right to prepay the Subordinated Notes prior to May 31, 2004 and thereafter, Leviathan may prepay the Subordinated Notes at a premium of 5% of the face amount, which premium declines ratably through maturity. Although the Subordinated Notes are unsecured, all of Leviathan's subsidiaries have guaranteed those obligations. The Subordinated Notes contain customary terms and conditions, including various affirmative and negative covenants and the obligation to offer to repurchase the notes at a premium under certain circumstances. Among other things, the terms of the Subordinated Notes limit Leviathan's ability to make distributions to its unitholders, redeem or otherwise reacquire any of its equity, incur additional indebtedness, incur or permit to exist certain liens, make additional investments, engage in transactions with affiliates, engage in certain types of businesses and dispose of assets under certain circumstances, including if certain financial tests are not satisfied or there is a default. In addition, Leviathan will be obligated to offer to repurchase the Subordinated Notes if it experiences certain types of changes of control or if it disposes of certain assets and does not reinvest the proceeds or repay senior indebtedness. Also, Leviathan agreed to file a registration statement for an offer to exchange the Subordinated Notes for debt securities with identical terms and to complete the registered exchange offer within 180 days after June 1, 1999.

  Leviathan Credit Facility

     Concurrent with the closing of the offering of the Subordinated Notes, Leviathan amended and restated its $375 million credit facility (the "Leviathan Credit Facility") to, among other things, extend its maturity from December 1999 to May 2002. Leviathan incurred approximately $3.0 million related to the amendment and restatement of the credit facility. The Leviathan Credit Facility, as amended, is a revolving credit facility with a syndicate of commercial banks providing for up to $375 million of available credit, subject to customary terms and conditions, including certain limitations on incurring additional indebtedness (including borrowings under this facility) if certain financial targets are not achieved and maintained. In addition, Leviathan will be required to prepay a portion of the balance outstanding under this credit facility to the extent such financial targets are not achieved and maintained. Funds borrowed under the Leviathan Credit Facility are available to Leviathan for general partnership purposes, including financing capital expenditures, working capital requirements and, subject to certain limitations, distributions to the unitholders. The Leviathan Credit Facility can also be utilized to issue letters of credit as may be required from time to time; however, no letters of credit are currently outstanding. The Leviathan Credit Facility, as amended, matures in May 2002; is guaranteed by the General Partner and each of Leviathan's subsidiaries; and is collateralized by (i) the management agreement between the General Partner and a subsidiary of El Paso Energy, (ii) substantially all of the assets of Leviathan and its subsidiaries and (iii) the General Partner's 1% general partner interest in Leviathan and approximate 1% nonmanaging member interest in certain subsidiaries of Leviathan. The Leviathan Credit

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

Facility has no scheduled amortization prior to maturity. As of June 30, 1999, Leviathan had $306.5 million outstanding under its credit facility bearing interest at an average floating rate of 7.5% per annum.

NOTE 7 -- PARTNERS' CAPITAL INCLUDING CASH DISTRIBUTIONS:

  Cash distributions

     Leviathan paid cash distributions of $0.275 per Preference Unit and $0.525 per Common Unit for each of the three months ended December 31, 1998 and March 31, 1999 in February 1999 and May 1999, respectively. As a result, the General Partner received incentive distributions of $5.6 million for the six months ended June 30, 1999. On July 19, 1999, Leviathan declared a cash distribution of $0.275 per Preference Unit and $0.525 per Common Unit for the three months ended June 30, 1999 which was paid on August 13, 1999, to all holders of record of Common Units and Preference Units as of July 30, 1999. The General Partner was paid an incentive distribution of $3.2 million for the quarter ended June 30, 1999. At the current distribution rates, the General Partner receives approximately 19% of total cash distributions paid by Leviathan and is thus allocated approximately 19% of Leviathan's net income.

  Conversion of Preference Units into Common Units

     On May 14, 1999, Leviathan notified the holders of its 1,016,906 then outstanding Preference Units of their opportunity to submit their Preference Units for conversion into an equal number of Common Units during a 90-day period. During the conversion period, 725,607 Preference Units were converted into an equal number of Common Units. The remaining 291,299 Preference Units will retain their distribution preferences over the Common Units; that is, no Common Unitholder or the General Partner will receive any quarterly distribution until each Preference Unitholder has received the minimum quarterly distribution of $0.275 per unit plus any arrearages. Holders of the Common Units and the General Partner are entitled to distributions in excess of $0.275 per unit. Preference Units are not entitled to any such excess distributions.

     Holders of Preference Units will have a third and final conversion opportunity in May 2000. Thereafter, any remaining Preference Units may, in certain circumstances, be subject to mandatory redemption at below market trading prices. Further, following this most recent conversion opportunity period, the Preference Units may no longer meet New York Stock Exchange minimum listing requirements and may be delisted.

NOTE 8 -- NET INCOME PER UNIT:

     Basic and diluted net income per unit is calculated based upon the net income of Leviathan less an allocation of net income to the General Partner proportionate to its share of cash distributions and is presented below for the quarters and six months ended June 30, 1999 and 1998 (in thousands).

                                                            QUARTER ENDED JUNE 30,
                                           ---------------------------------------------------------
                                                      1999                          1998
                                           ---------------------------   ---------------------------
                                           LIMITED    GENERAL            LIMITED    GENERAL
                                           PARTNERS   PARTNER   TOTAL    PARTNERS   PARTNER   TOTAL
                                           --------   -------   ------   --------   -------   ------
Net income(a)............................   $4,146    $   42    $4,188    $1,495     $ 15     $1,510
Allocation to General Partner(b).........     (753)      753        --      (277)     277         --
                                            ------    ------    ------    ------     ----     ------
Allocation of net income as adjusted for
  incentive distributions................   $3,393    $  795    $4,188    $1,218     $292     $1,510
                                            ======    ======    ======    ======     ====     ======
Weighted average number of units
  outstanding(c).........................   25,244                        24,367
                                            ======                        ======
Basic and diluted net income per unit....   $ 0.13                        $ 0.05
                                            ======                        ======

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                                                           SIX MONTHS ENDED JUNE 30,
                                           ---------------------------------------------------------
                                                      1999                          1998
                                           ---------------------------   ---------------------------
                                           LIMITED    GENERAL            LIMITED    GENERAL
                                           PARTNERS   PARTNER   TOTAL    PARTNERS   PARTNER   TOTAL
                                           --------   -------   ------   --------   -------   ------
Net income(a)............................  $ 7,610    $   77    $7,687    $   85     $  1     $   86
Allocation to General Partner(b).........   (1,382)    1,382        --       (16)      16         --
                                           -------    ------    ------    ------     ----     ------
Allocation of net income as adjusted for
  incentive distributions................  $ 6,228    $1,459    $7,687    $   69     $ 17     $   86
                                           =======    ======    ======    ======     ====     ======
Weighted average number of units
  outstanding(c).........................   24,808                        24,367
                                           =======                        ======
Basic and diluted net income per unit....  $  0.25                        $ 0.00
                                           =======                        ======

---------------

(a) Net income is initially allocated 99% to the limited partners as holders of the Preference and Common Units and 1% to the General Partner (see (b)).

(b) Represents allocation of net income to the General Partner proportionate to its share of each quarter's cash distributions which included incentive distributions (see Note 7).

(c) Diluted weighted average number of units outstanding for 1999 is less than 1,000 units higher than basic weighted average units outstanding as a result of unit options included in the diluted weighted average.

NOTE 9 -- RELATED PARTY TRANSACTIONS:

  Management fees

     Leviathan's partnership agreement provides for reimbursement of expenses incurred by the General Partner, including reimbursement of expenses incurred by El Paso Energy in providing management services to Leviathan, its subsidiaries and the General Partner. The General Partner charged Leviathan $2.3 million, $2.1 million, $4.7 million and $4.6 million for the quarters and six months ended June 30, 1999 and 1998, respectively.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES:

     Leviathan may utilize derivative financial instruments for purposes other than trading to manage its exposure to movements in interest rates and commodity prices. In accordance with procedures established by Leviathan's Board of Directors, Leviathan monitors current economic conditions and evaluates its expectations of future prices and interest rates when making decisions with respect to risk management.

  Interest Rate Risk

     Leviathan utilizes both fixed and variable rate long-term debt. Leviathan is exposed to some market risk due to the floating interest rate under its credit facility. Under the Leviathan Credit Facility, as amended, the remaining principal and the final interest payment are due in May 2002. As of August 9, 1999, Leviathan's credit facility had a principal balance of $300 million at an average floating interest rate of 7.7% per annum. A 1.5% increase in interest rates could result in a $4.5 million annual increase in interest expense on the existing principal balance. Leviathan is exposed to similar risk under the credit facilities and loan agreements entered into by its joint ventures. Leviathan has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in the interest rates charged under its credit facility or the various joint venture credit facilities and loan agreements.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

  Commodity Price Risk

     Leviathan hedges a portion of its oil and natural gas production to reduce its exposure to fluctuations in the market prices thereof. Leviathan uses commodity price swap transactions whereby monthly settlements are based on differences between the prices specified in the commodity price swap agreements and the settlement prices of certain futures contracts quoted on the NYMEX or certain other indices. Leviathan settles the commodity price swap transactions by paying the negative difference or receiving the positive difference between the applicable settlement price and the price specified in the contract. The commodity price swap transactions Leviathan uses differ from futures contracts in that there are no contractual obligations which require or allow for the future delivery of the product. The credit risk from Leviathan's price swap contracts is derived from the counterparty to the transaction, typically a major financial institution. Leviathan does not require collateral and does not anticipate nonperformance by this counterparty, which does not transact a sufficient volume of transactions with Leviathan to create a significant concentration of credit risk. Gains or losses resulting from hedging activities and the termination of any hedging instruments are initially deferred and included as an increase or decrease to oil and natural gas sales in the period in which the hedged production is sold. For the quarter and six months ended June 30, 1999 and 1998, Leviathan recorded a net gain (loss) of $(0.4) million, $0.6 million, $(0.7) million and $1.4 million, respectively, related to hedging activities.

     As of June 30, 1999, Leviathan has open sales swap transactions for 10,000 MMbtu of natural gas per day for calendar 2000 at a fixed price to be determined at its option equal to the February 2000 Natural Gas Futures Contract on the NYMEX as quoted at any time during 1999 and January 2000, to and including the last two trading days of the February 2000 contract, minus $0.5450 per MMbtu. Additionally, Leviathan has open sales swap transactions of 10,000 MMbtu of natural gas per day at a fixed price to be determined at its option equal to the January 2000 Natural Gas Futures Contract on NYMEX as quoted at any time during 1999, to and including the last two trading days of the January 2000 contract, minus $0.50 per MMbtu.

     At June 30, 1999, Leviathan had open crude oil hedges on approximately 500 barrels per day for the remainder of calendar 1999 at an average price of $16.10 per barrel.

     If Leviathan had settled its open oil and natural gas hedging positions as of June 30, 1999, based on the applicable settlement prices of the NYMEX futures contracts, Leviathan would have recognized a loss of approximately $2.2 million.

  Other

     Leviathan is involved from time to time in various claims, actions, lawsuits and regulatory matters that have arisen in the ordinary course of business, including various rate cases and other proceedings before the Federal Energy Regulatory Commission.

     Leviathan and several subsidiaries of El Paso Energy have been made defendants in actions brought by Jack Grynberg on behalf of the United States Government under the false claims act. Generally, the complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the United States Government of royalties. In April 1999, the U.S. Government filed a notice that it does not intend to intervene in these actions. Grynberg has petitioned the Multidistrict Litigation Panel ("MLP") for consolidation of pre-trial matters. The MLP will not consider this matter until September 1999. Leviathan and El Paso Energy believe the complaint is without merit, and therefore, will not have a material adverse effect on Leviathan's consolidated financial position, results of operations or cash flows.

     Leviathan is a defendant in a lawsuit filed by Transco Gas Pipe Line Corporation ("Transco") in the 157th Judicial District Court, Harris County, Texas on August 30, 1996. Transco alleges that, pursuant to a platform lease agreement entered into on June 28, 1994, Transco has the right to expand its facilities and

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES operations on the offshore platform by connecting additional pipeline receiving and appurtenant facilities. Management has denied Transco's request to expand its facilities and operations because the lease agreement does not provide for such expansion and because Transco's activities will interfere with the Manta Ray Offshore system and Leviathan's existing and planned activities on the platform. Transco has requested a declaratory judgment and is seeking damages. The case is set for trial in November 1999. It is the opinion of management that adequate defenses exist and that the final disposition of this suit will not have a material adverse effect on Leviathan's consolidated financial position, results of operations or cash flows.

     Leviathan is a named defendant in several lawsuits and a named party in several governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against Leviathan cannot be predicted with certainty, management currently does not expect these matters to have a material adverse effect on Leviathan's consolidated financial position, results of operations or cash flows.

NOTE 11 -- NEW ACCOUNTING PRONOUNCEMENT NOT YET ADOPTED:

     In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that entities recognize all derivative investments as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as a hedge transaction. For fair-value hedge transactions in which Leviathan is hedging changes in an asset's, liability's or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions in which Leviathan is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. This statement was amended by SFAS No. 137 issued in June 1999. The amendment defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Leviathan is currently evaluating the effects of this pronouncement.

NOTE 12 -- SUBSEQUENT EVENTS:

     In August, 1999 Leviathan and Tejas Energy, L.L.C. ("Tejas") formed Nemo Gathering Company, L.L.C. ("Nemo") to build a new pipeline (the "Nemo Pipeline") to gather natural gas from the deepwater region of the Gulf.

     Nemo, owned 66.08% by Tejas and 33.92% by Leviathan, has entered into a gas gathering agreement with Shell Deepwater Development Inc. ("Shell") and will construct a 24-mile, 20-inch gas gathering line connecting Shell's planned Brutus development with the existing Manta Ray Offshore Gathering System. Gas production from the Brutus development is expected to commence in late 2001. Tejas will operate the line once it is constructed.

     Shell plans to install a tension leg platform to develop its Brutus discovery at Green Canyon Block 158 in 2,980 feet of water. The Nemo Pipeline will interconnect with the Manta Ray Offshore Gathering System at Leviathan's platform located in Ship Shoal Block 332.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7, 7A and 8 in the Leviathan Annual Report on Form 10-K for the year ended December 31, 1998 in addition to the interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references herein to Leviathan with respect to the operations and ownership of Leviathan's assets are also references to its subsidiaries.

OVERVIEW

     Leviathan is a provider of integrated energy services, including natural gas and oil gathering, transportation, midstream and other related services in the Gulf. Through its subsidiaries and joint ventures, Leviathan owns interests in significant assets, including (i) the Gas Pipelines, (ii) two (one existing and one under construction) oil pipeline systems, (iii) six strategically-located multi-purpose platforms, (iv) production handling and dehydration facilities,
(v) four producing oil and natural gas properties and (vi) a non-producing oil and natural gas property, the Ewing Bank 958 Unit.

     The Gas Pipelines, located primarily offshore Louisiana, Mississippi and eastern Texas, gather and transport natural gas for producers, marketers, pipelines and end-users for a fee. Leviathan's interest in the Gas Pipelines consists of: a 100% interest in each of Green Canyon and Tarpon; a 99% interest in Viosca Knoll (see Item 1. Financial Statements, Note 2); a 50% interest in Stingray; an effective 60% interest in each of HIOS and East Breaks (see Item 1. Financial Statements, Note 2); a 66.67% interest in UTOS (see Item 1. Financial Statements, Note 2); and an effective 25.67% interest in each of Manta Ray Offshore and Nautilus. The Gas Pipelines include approximately 1,200 miles of pipeline with a throughput capacity of approximately 6.8 Bcf of natural gas per day. Each of the Gas Pipelines interconnects with one or more long line transmission pipelines that provide access to multiple markets in the eastern half of the United States.

     Leviathan owns a 36% interest in POPCO, which owns and operates the Poseidon oil pipeline. The Poseidon oil pipeline is located primarily offshore Louisiana and consists of approximately 300 miles of pipeline with a throughput capacity of 400,000 barrels of oil per day.

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

     Leviathan owns an interest in four producing oil and natural gas leases in the Gulf. Currently, seven wells at Viosca Knoll Block 817 (100% working interest, subject to a production payment obligation) are producing a gross aggregate average of approximately 35 MMcf of natural gas per day; six wells at Garden Banks Block 72 (50% working interest) are producing a gross aggregate average of approximately 1,260 barrels of oil and 3.6 MMcf of natural gas per day; two wells at Garden Banks Block 117 (50% working interest) are producing a gross aggregate average of approximately 1,155 barrels of oil and 2.6 MMcf of natural gas per day; and two wells at West Delta Block 35 (38% working interest) are producing 136 barrels of oil and 8.4 MMcf of natural gas per day.

  Debt Offering and Acquisitions

     Leviathan issued $175 million of Subordinated Notes in May 1999 and, concurrent with the debt offering, amended and restated the Leviathan Credit Facility (see Item 1. Financial Statements, Note 6). On June 1, 1999, Leviathan and EPFS closed the Viosca Knoll acquisition in which Leviathan acquired an additional 49% ownership interest in Viosca Knoll (see Item 1. Financial Statements, Note 2). On June 30, 1999, Leviathan acquired from NGPL (i) all of the outstanding stock of two subsidiaries of NGPL which own an effective 20% ownership interest in each of HIOS and East Breaks, and a 33.33% ownership interest in UTOS and (ii) ownership in certain lateral pipelines located offshore in the Gulf (see Item 1. Financial Statements, Note 2).

RESULTS OF OPERATIONS

  Second Quarter Ended June 30, 1999 Compared With Second Quarter Ended June 30, 1998

     Net income for the quarter ended June 30, 1999 totaled $4.2 million, or $0.13 per unit, as compared with $1.5 million, or $0.05 per unit, for the quarter ended June 30, 1998 as a result of the items discussed below.

     Oil and natural gas sales totaled $8.3 million for the quarter ended June 30, 1999 as compared with $6.6 million for the same period in 1998. The increase is attributable to additional properties Leviathan acquired in August 1998, partially offset by slightly lower oil and natural gas prices and the normal production decline from Leviathan's oil and natural gas properties. During the quarter ended June 30, 1999, Leviathan produced and sold 3,293 MMcf of natural gas and 93,000 barrels of oil at average prices of $2.08 per Mcf and $15.06 per barrel, respectively. During the same period in 1998, Leviathan produced and sold 2,085 MMcf of natural gas and 138,000 barrels of oil at average prices of $2.11 per Mcf and $15.64 per barrel, respectively.

     Revenue from gathering, transportation and platform services totaled $4.0 million for the quarter ended June 30, 1999, net of $2.4 million related to the effect of consolidating Viosca Knoll's results of operations beginning on June 1, 1999, as compared with $4.5 million for the same period in 1998. The decrease of $0.5 million primarily reflects decreases of (i) $0.6 million in gathering revenues as a result of lower throughput on the Green Canyon and Tarpon systems primarily due to normal declines in production and (ii) $0.5 million in platform services revenue from Leviathan's Viosca Knoll Block 817 platform as a result of lower third party platform access fees because Leviathan acquired additional interests in the Viosca Knoll Block 817 lease in August 1998, offset by a $0.6 million increase in platform services revenue from Leviathan's East Cameron Block 373 platform as a result of increased production processed on the platform.

     Revenue from equity earnings totaled $9.3 million for the quarter ended June 30, 1999 as compared with $6.0 million for the same period in 1998 after taking out the effect of consolidating Viosca Knoll's results of operations beginning on June 1, 1999. The increase of $3.3 million primarily reflects an increase of $4.0 million from POPCO, West Cameron Dehy, Nautilus and Manta Ray Offshore as a result of increased throughput offset by a decrease of $0.7 million as a result of decreased throughput on HIOS and UTOS. Total natural gas throughputs for Viosca Knoll increased approximately 13% for the quarter ended June 30, 1999 as compared to the same period in 1998. Total natural gas throughputs for the Equity Investees, exclusive of Viosca Knoll, increased approximately 1% for the quarter ended June 30, 1999 as compared to the same period in 1998, primarily as a result of increased throughputs on Manta Ray Offshore and Nautilus, offset by decreased throughputs related to HIOS, UTOS and Stingray due to normal decline. Oil volumes from Poseidon totaled 16.0 million barrels and 9.0 million barrels for the quarter ended June 30, 1999 and 1998, respectively.

     Depreciation, depletion and amortization, exclusive of Viosca Knoll, totaled $6.7 million for the quarter ended June 30, 1999 as compared to $7.0 million for the same period in 1998. The decrease of $0.3 million is primarily as a result of decreased depletion and abandonment rates related to Leviathan's oil and natural gas wells located on the Viosca Knoll Block 817, Garden Banks Block 72 and Garden Banks Block 117.

     Interest and other financing costs, excluding capitalized interest, for the quarter ended June 30, 1999 totaled $7.8 million as compared with $4.7 million for the same period in 1998. During the quarter ended June 30, 1999 and 1998, Leviathan capitalized $0.4 million and $0.1 million, respectively, of interest costs in connection with construction projects in progress during such periods. During the quarter ended June 30, 1999 and 1998, Leviathan had outstanding indebtedness under its credit facility averaging approximately $317 million and $261 million, respectively, at average interest rates of 7.4% and 6.5% per annum. Additionally, Leviathan's Subordinated Notes, issued in May 1999, bear interest at 10 3/8% per annum.

  Six Months Ended June 30, 1999 Compared With Six Months Ended June 30, 1998

     Net income for the six months ended June 30, 1999 totaled $7.7 million, or $0.25 per unit, as compared with $86,000, or $0.00 per unit, for the six months ended June 30, 1998 as a result of the items discussed below.

     Oil and natural gas sales totaled $15.1 million for the six months ended June 30, 1999 as compared with $15.7 million for the same period in 1998. The decrease is attributable to (i) substantially lower realized oil and natural gas prices and (ii) normal production declines from Leviathan's oil and natural gas properties, partially offset by production from properties Leviathan acquired in August 1998. During the six months ended June 30, 1999, Leviathan produced and sold 6,877 MMcf of natural gas and 193,000 barrels of oil at average prices of $1.83 per Mcf and $12.69 per barrel, respectively. During the same period in 1998, Leviathan produced and sold 4,874 MMcf of natural gas and 308,000 barrels of oil at average prices of $2.16 per Mcf and $16.53 per barrel, respectively.

     Revenue from gathering, transportation and platform services totaled $8.3 million for the six months ended June 30, 1999, net of $2.4 million related to the effect of consolidating Viosca Knoll's results beginning on June 1, 1999, as compared with $7.8 million for the same period in 1998. The increase of $0.5 million primarily reflects an increase of $2.7 million in platform services revenue from Leviathan's East Cameron Block 373 platform which was placed in service in April 1998 offset by decreases of (i) $1.3 million in gathering revenues as a result of lower throughput on the Green Canyon and Tarpon systems primarily due to normal declines in production and (ii) $0.9 million in platform access fees because Leviathan acquired additional interests in the Viosca Knoll block 817 lease in August 1998.

     Revenue from equity earnings totaled $20.0 million for the six months ended June 30, 1999 as compared with $11.8 million for the same period in 1998 after taking out the effect of consolidating Viosca Knoll's results of operations beginning on June 1, 1999. The increase of $8.2 million primarily reflects increases of (i) $0.8 million related to Stingray as a result of reductions in prior period estimates of reserves for uncollectible revenues and (ii) $8.4 million from POPCO, West Cameron Dehy, Nautilus and Manta Ray Offshore as a result of increased throughput, offset by a decrease of $1.0 million as a result of decreased throughput on HIOS and UTOS. Total natural gas throughput volumes for the Equity Investees increased approximately 3% from the six months ended June 30, 1998 to the same period in 1999 primarily as a result of increased throughput on the Viosca Knoll, Nautilus and Manta Ray Offshore systems. Oil volumes from Poseidon totaled 29.5 million barrels and 15.7 million barrels for the six months ended June 30, 1999 and 1998, respectively.

     Depreciation, depletion and amortization totaled $13.4 million for the six months ended June 30, 1999 after taking out the effect of consolidating Viosca Knoll's results of operations beginning on June 1, 1999 as compared with $14.8 million for the same period in 1998. The decrease of $1.4 million reflects a decrease of $1.8 million in depreciation and depletion of oil and natural gas wells and facilities located on the Viosca Knoll Block 817, Garden Banks Block 72 and the Garden Banks Block 117 as a result of decreased depletion and abandonment accrual rates offset by a $0.4 million increase in depreciation on Leviathan's East Cameron Block 373 and Ship Shoal Block 331 platforms placed in service after March 31, 1998.

     General and administrative expenses, including the General Partner's management fee, totaled $5.9 million for the six months ended June 30, 1999 as compared with $7.5 million for the same period in 1998. The decrease of $1.6 million reflects decreases of (i) $0.1 million in the General Partner's management fees and (ii) $1.5 million in direct general and administrative expenses primarily related to the appreciation and vesting of unit rights granted to certain officers and employees under a compensation plan that was terminated in October 1998.

     Interest and other financing costs, excluding capitalized interest, for the six months ended June 30, 1999 totaled $14.6 million as compared with $8.4 million for the same period in 1998. During the six months ended June 30, 1999 and 1998, Leviathan capitalized $0.8 million and $0.5 million, respectively, of interest costs in connection with construction projects and drilling activities in progress during such periods. During the six months ended June 30, 1999 and 1998, Leviathan had outstanding indebtedness under its credit facility averaging approximately $332 million and $254 million, respectively, at average interest rates of 7.3% and 6.5% per annum. Additionally, Leviathan's Subordinated Notes, issued in May 1999, bear interest at 10 3/8% per annum.

LIQUIDITY AND CAPITAL RESOURCES

  Sources of Cash

     Leviathan intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash from operations and borrowings under the Leviathan Credit Facility. However, depending on market and other factors, Leviathan may issue additional debt or equity to raise cash or acquire assets. Net cash provided by operating activities for the six months ended June 30, 1999 totaled $23.6 million. At
June 30, 1999, Leviathan had cash and cash equivalents of $3.3 million.

     Cash from operations is derived from (i) payments for gathering and transportation of natural gas through Leviathan's 100% owned pipelines, (ii) platform access and production handling fees, (iii) cash distributions from Equity Investees and (iv) the sale of oil and natural gas attributable to Leviathan's interests in its producing properties. Oil and natural gas properties are depleting assets and will produce reduced volumes of oil and natural gas in the future unless additional wells are drilled or recompletions of existing wells are successful. See "Overview" for current production rates from Leviathan's properties.

     Leviathan's cash flows from operations will be affected by the ability of each Equity Investee to make distributions. Distributions from such entities are subject to the discretion of their respective management committees. Further, each of POPCO, Western Gulf and Stingray is party to a credit agreement under which it has outstanding obligations that may restrict the payments of distributions to its owners. Distributions to Leviathan from Equity Investees during the six months ended June 30, 1999 totaled $24.1 million.

     Leviathan entered into an indenture dated May 27, 1999 with Chase Bank of Texas, National Association, pursuant to which it issued $175 million in aggregate principal amount of Subordinated Notes. Leviathan capitalized $5.2 million of debt issue costs related to the issuance of the Subordinated Notes. Approximately $19.9 million of the proceeds were used to pay the remaining balance of the Viosca Knoll transaction, $33.4 million were contributed to Viosca Knoll to repay the remaining unpaid balance of the Viosca Knoll credit facility, and the remaining proceeds were used to reduce the balance outstanding and to extend the Leviathan Credit Facility. Concurrent with the closing of the offering of the Subordinated Notes, Leviathan amended and restated the Leviathan Credit Facility to, among other things, extend its maturity from December 1999 to May 2002. As of August 9, 1999, Leviathan had $300.0 million outstanding at an average floating rate of 7.7% per annum and approximately $44.5 million of funds are available under this credit facility.

     The Viosca Knoll revolving credit facility was cancelled concurrent with the closing of the acquisition of the additional interest in Viosca Knoll as discussed in Item 1. Financial Statements, Note 2. Leviathan and EPFS each contributed $33.4 million to Viosca Knoll to repay the principal balance then outstanding under the Viosca Knoll credit facility and to cancel the credit facility.

     POPCO has a revolving credit facility, as amended, (the "POPCO Credit Facility") with a syndicate of commercial banks to provide up to $150 million for working capital needs of POPCO. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including certain limitations on incurring additional indebtedness (including borrowings under this credit facility) if certain financial targets are not achieved and maintained. In addition, POPCO will be required to prepay a portion of the balance outstanding under this credit facility to the extent such financial targets are not achieved and maintained. The POPCO Credit Facility has no scheduled amortization prior to maturity. The POPCO Credit

Facility is collateralized by a substantial portion of POPCO's assets and matures on April 30, 2001. As of June 30, 1999 and August 9, 1999, POPCO had $140 million outstanding at an average floating rate of 6.5% per annum and $10 million of funds available under its credit facility.

     Western Gulf, which owns all of HIOS and East Breaks, entered into a revolving credit facility
(the "Western Gulf Credit Facility") with a syndicate of commercial banks in February 1999 to provide up to $100 million for the construction of the East Breaks system and for other working capital needs of Western Gulf, East Breaks and HIOS. Western Gulf's ability to borrow money under its credit facility is subject to certain customary terms and conditions, including certain limitations on incurring additional indebtedness (including borrowings under this credit facility) if certain financial targets are not achieved and maintained. In addition, Western Gulf would be required to prepay a portion of the balance outstanding under this credit facility to the extent such financial targets are not achieved and maintained. The Western Gulf Credit Facility has no scheduled amortization prior to its maturity in February 2004. The Western Gulf Credit Facility is collateralized by substantially all of the material contracts and agreements of East Breaks and Western Gulf, including Western Gulf's ownership interests in HIOS and East Breaks, and is supported by a guarantee of East Breaks. In addition, Leviathan has agreed to return up to $3.0 million in distributions paid to Leviathan by Western Gulf under certain circumstances. As of June 30, 1999, Western Gulf had $47.1 million outstanding under this credit facility bearing interest at a floating rate of 6.5% per annum. As of August 9, 1999, Western Gulf had $50.1 million outstanding at an average floating rate of 6.5% per annum and $49.9 million of funds available under its credit facility.

     Stingray has an existing term loan agreement with a syndicate of commercial banks which matures on March 31, 2003. The agreement requires Stingray to make 18 quarterly principal payments of approximately $1.6 million commencing December 31, 1998. The term loan agreement is principally collateralized by current and future natural gas transportation contracts between Stingray and its customers. On the earlier of March 31, 2003, or the accelerated due date pursuant to the Stingray term loan agreement, if Stingray has not paid all amounts due under its term loan agreement, Leviathan is obligated to pay the lesser of (i) $8.5 million, (ii) the aggregate amount of distributions received by Leviathan from Stingray subsequent to January 1, 1998 or (iii) 50% of any then outstanding amounts due pursuant to the Stingray term loan agreement. Leviathan does not expect to have to pay any amount pursuant to this obligation. As of
June 30, 1999 and August 9, 1999, Stingray had $23.7 million outstanding under its term loan agreement bearing interest at an average floating rate of 6.25% per annum.

  Uses of Cash

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

     During the six months ended June 30, 1999, Leviathan paid distributions to its partners totaling $31.3 million, including $5.6 million to the General Partner as incentive distributions. These distribution payments covered the period from October 1, 1998 through March 31, 1999. On July 19, 1999, Leviathan declared its second quarter cash distribution of $0.275 per Preference Unit and $0.525 per Common Unit covering the three months ended June 30, 1999. The distributions were paid on August 13, 1999 to all holders of record of Common Units and Preference Units at the close of business on July 30, 1999 and included an incentive distribution to the General Partner of $3.2 million. Leviathan believes that it will be able to continue to pay at least the current quarterly cash distributions of $0.275 per Preference Unit and $0.525 per Common Unit for the foreseeable future. At these distribution rates, the quarterly distributions total $17.4 million.

     East Breaks is currently constructing a natural gas pipeline system which will initially consist of 85 miles of an 18 to 20-inch pipeline and related facilities connecting the Diana and Hoover prospects developed by Exxon and BP Amoco in Alaminos Canyon Block 25 in the Gulf with the HIOS system. The majority of the construction of the East Breaks system will occur in 1999 and the system is anticipated to be in service by mid-2000 at an estimated cost of approximately $90 million. East Breaks entered into long-term agreements with Exxon and BP Amoco involving the commitment, gathering and processing of production from the Diana and Hoover prospects. Substantially all of the construction costs of the East Breaks system will be funded by the Western Gulf Credit Facility. All of the natural gas to be produced from 11 blocks in the East Breaks and Alaminos Canyon areas will be dedicated for transportation services on the HIOS system.

     Substantially all of the capital expenditures by POPCO, Viosca Knoll, East Breaks and Stingray were funded by borrowings under separate credit facilities, and any future capital expenditures by East Breaks, POPCO and Stingray are anticipated to be funded by borrowings under these credit facilities. Leviathan's capital expenditures (including construction and installation costs of a 40-mile, 14-inch crude oil pipeline from Ship Shoal Block 332 to Green Canyon Block 253 (the "Allegheny oil pipeline"), the Nemo Pipeline (see Note 12) and development costs of the Ewing Bank 958 Unit) and equity investments and acquisitions for the six months ended June 30, 1999 totaled $93 million. In the past, Leviathan has contributed existing assets to joint ventures as partial consideration for its ownership interest therein and may in the future contribute existing assets, including cash, to new joint ventures as partial consideration for its ownership interest therein.

     Interest costs incurred by Leviathan totaled $14.6 million for the six months ended June 30, 1999. Leviathan capitalized $0.8 million of such interest costs in connection with construction projects and drilling activities in progress during the period.

     Leviathan anticipates that its capital expenditures and equity investments for the remainder of 1999 will relate to continuing acquisition, construction and development activities, including the completion of the Allegheny oil pipeline, the construction of the Nemo Pipeline and the development of the Ewing Bank 958 Unit. Leviathan anticipates funding such cash requirements primarily with available cash flow, borrowings under the Leviathan Credit Facility and, depending on the capital requirements and related market conditions, issuing additional debt and/or equity.

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

     The assessment phase consists of conducting an inventory of Leviathan's key automated systems and related processes, analyzing and assigning levels of criticality to those systems and processes, identifying and prioritizing resource requirements, developing validation strategies and testing plans, and evaluating business partner relationships. Leviathan has substantially completed the assessment phase to determine the nature and impact of the Year 2000 date change for hardware and equipment, embedded chip systems, and third-party developed software. The assessment phase of the project involves, among other things, efforts to obtain representations and assurances from third parties, including Equity Investees, partners and third party customers and vendors, that their hardware and equipment products, embedded chip systems and software products being used by or impacting Leviathan are or will be modified to be Year 2000 compliant. To date, the responses from such third parties, although generally encouraging, are inconclusive. Although Leviathan intends to interact only with those third parties that have Year 2000 compliant computer systems, it is impossible for Leviathan to monitor all such systems. As a result, Leviathan cannot predict the potential consequences if its Equity Investees, partners, customers or vendors are not Year 2000 compliant. Leviathan is currently evaluating the exposure associated with such business partner relationships.

     The remediation phase involves converting, modifying, replacing or eliminating selected key automated systems identified in the assessment phase. The testing phase involves the validation of the identified key automated systems. Leviathan is utilizing test tools and written procedures to document and validate, as necessary, its unit, system, integration and acceptance testing. The implementation phase involves placing the converted or replaced key automated systems into operation. In some cases, the implementation phase will also involve the implementation of contingency plans needed to support business functions and processes that may be interrupted by Year 2000 failures that are outside Leviathan's control. As of August 9, 1999, each phase was substantially completed.

     The contingency planning phase consists of developing a risk profile of Leviathan's critical business processes and then providing for actions Leviathan will pursue to keep such processes operational in the event of Year 2000 disruptions. The focus of such contingency planning is on prompt response to any Year 2000 events, and a plan for subsequent resumption of normal operations. The plan is expected to assess the risk of significant failure to critical processes performed by Leviathan, and to address the mitigation of those risks. The plan will also consider any significant failures in the event the most reasonably likely worst case scenario develops, as discussed below. In addition, the plan is expected to factor in the severity and duration of the impact of a significant failure. As of August 9, 1999, the contingency plan was substantially complete. This Year 2000 contingency plan will continue to be modified and adjusted through the year as additional information from key external business partners becomes available.

     Leviathan's goal is to ensure that all of its critical systems and processes that are under its direct control remain functional. Certain systems and processes may be interrelated with or dependent upon systems outside Leviathan's control and systems within Leviathan's control may have unpredicted problems. Accordingly, there can be no assurance that significant disruptions will be avoided. Leviathan's present analysis of its most reasonably likely worst case scenario for Year 2000 disruptions includes Year 2000 failures in the telecommunications and electricity industries, as well as interruptions from suppliers that might cause disruptions in Leviathan's operations, thus causing temporary financial losses and an inability to meet its obligations to customers. A significant portion of the oil and natural gas transported through the pipelines is owned by third parties. Accordingly, failures of the producers of oil and natural gas to be ready for the Year 2000 could significantly disrupt the flow of the hydrocarbons for customers. In many cases, the producers have no direct contractual relationship with Leviathan, and Leviathan relies on its customers to verify the Year 2000 readiness of the producers from whom they purchase oil and natural gas. A portion of Leviathan's revenue for the transportation of oil and natural gas is based upon fees paid by its customers for the reservation of capacity and a portion of the revenue is based upon the volume of actual throughput. As such, short-term disruptions in throughput caused by factors beyond Leviathan's control may have a financial impact on Leviathan and could cause operational problems for Leviathan's customers. Longer-term disruptions could materially impact Leviathan's operations, financial condition, and cash flows.

     Leviathan estimates that the costs to be incurred in 1999 and 2000 associated with assessing, remediating and testing hardware and equipment, embedded chip systems, and third-party developed software will not exceed $1.0 million, all of which will be expensed. As of June 30, 1999, Leviathan had incurred less than $0.1 million related to such costs. Leviathan has previously only tracked incremental expenses related to its Year 2000 project. The costs of the Year 2000 project related to salaried employees of El Paso Energy, including their direct salaries and benefits, are not available and have not been included in the estimated costs of the project. The management fee charged to Leviathan by the General Partner includes such incremental expenses.

     Presently, Leviathan intends to reassess its estimate of Year 2000 costs in the event Leviathan completes an acquisition of, or makes a material investment in, substantial facilities or another business entity.

     Management does not expect the costs of Leviathan's Year 2000 project will have a material adverse effect on Leviathan's financial position, results of operations, or cash flows. However, based on information available at this time, Leviathan cannot conclude that disruption caused by internal or external Year 2000 related failures will not adversely affect Leviathan. Specific factors which may affect the success of Leviathan's Year 2000 efforts and the frequency or severity of a Year 2000 disruption or amount of any expense include failure of Leviathan or its outside consultants to properly identify deficient systems, the failure of the selected remedial action to adequately address the deficiencies, the failure of Leviathan's outside consultants to complete the remediation in a timely manner (due to shortages of qualified labor or other factors), the failure of other parties to joint ventures in which Leviathan is involved to meet their obligations, both financial and operational under the relevant joint venture agreements to remediate assets used by the joint venture, unforeseen expenses related to the remediation of existing systems or the transition to replacement systems, and the failure of third parties, including Equity Investees, to become Year 2000 compliant or to adequately notify Leviathan of potential noncompliance.

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

     - significant changes from expectations of capital expenditures and operating expenses and unanticipated project delays,

     - the ability of Equity Investees to make distributions to Leviathan,

     - the effect of the Year 2000 date change,

     - the ability to economically raise capital (debt and equity) to satisfy planned and unanticipated needs, and

     - other factors discussed more completely in Leviathan's other filings with the U.S. Securities and Exchange Commission.

     Leviathan disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Leviathan may utilize derivative financial instruments for purposes other than trading to manage its exposure to movements in interest rates and commodity prices. In accordance with procedures established by Leviathan's Board of Directors, Leviathan monitors current economic conditions and evaluates its expectations of future prices and interest rates when making decisions with respect to risk management.

  Interest Rate Risk

     Leviathan utilizes both fixed and variable rate long-term debt. Leviathan is exposed to some market risk due to the floating interest rate under its credit facility. Under the Leviathan Credit Facility, as amended, the remaining principal and the final interest payment are due in May 2002. As of August 9, 1999, Leviathan's credit facility had a principal balance of $300 million at an average floating interest rate of 7.7% per annum. A 1.5% increase in interest rates could result in a $4.5 million annual increase in interest expense on the existing principal balance. Leviathan is exposed to similar risk under the credit facilities and loan agreements entered into by its joint ventures. Leviathan has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in the interest rates charged under its credit facility or the various joint venture credit facilities and loan agreements.

  Commodity Price Risk

     Leviathan hedges a portion of its oil and natural gas production to reduce its exposure to fluctuations in the market prices thereof. Leviathan uses commodity price swap transactions whereby monthly settlements are based on differences between the prices specified in the commodity price swap agreements and the settlement prices of certain futures contracts quoted on the NYMEX or certain other indices. Leviathan settles the commodity price swap transactions by paying the negative difference or receiving the positive difference between the applicable settlement price and the price specified in the contract. The commodity price swap transactions Leviathan uses differ from futures contracts in that there are no contractual obligations which require or allow for the future delivery of the product. The credit risk from Leviathan's price swap contracts is derived from the counter-party to the transaction, typically a major financial institution. Leviathan does not require collateral and does not anticipate non-performance by this counter-party, which does not transact a sufficient volume of transactions with Leviathan to create a significant concentration of credit risk. Gains or losses resulting from hedging activities and the termination of any hedging instruments are initially deferred and included as an increase or decrease to oil and natural gas sales in the period in which the hedged production is sold. For the quarter and six months ended June 30, 1999 and 1998, Leviathan recorded a net gain (loss) of $(0.4) million, $0.6 million, $(0.7) million and $1.4 million, respectively, related to hedging activities.

     As of June 30, 1999, Leviathan has open sales swap transactions for 10,000 MMbtu of natural gas per day for calendar 2000 at a fixed price to be determined at its option equal to the February 2000 Natural Gas

Futures Contract on NYMEX as quoted at any time during 1999 and January 2000, to and including the last two trading days of the February 2000 contract, minus $0.5450 per MMbtu. Additionally, Leviathan has open sales swap transactions of 10,000 MMbtu of natural gas per day at a fixed price to be determined at its option equal to the January 2000 Natural Gas Futures Contract on NYMEX as quoted at any time during 1999, to and including the last two trading days of the January 2000 contract, minus $0.50 per MMbtu.

     At June 30, 1999, Leviathan had open crude oil hedges on approximately 500 barrels per day for the remainder of calendar 1999 at an average price of $16.10 per barrel.

     If Leviathan had settled its open oil and natural gas hedging positions as of June 30, 1999, based on the applicable settlement prices of the NYMEX futures contracts, Leviathan would have recognized a loss of approximately $2.2 million.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I -- Financial Information, Note 10, which is incorporated herein by reference.

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

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Each exhibit identified below is filed as part of this quarterly report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         27.             -- Financial Data Schedule.

     (b) Report on Form 8-K

     Leviathan filed a report under Item 2 and Item 7 on Form 8-K, dated July 15, 1999 with regard to the purchase by Leviathan of several companies which hold ownership interests in the High Island Offshore System, U-T Offshore System, East Breaks Gathering Company and a number of small offshore pipeline laterals owned by Natural Gas Pipeline Company of America, a subsidiary of KN Energy, Inc.

     Leviathan filed a report under Item 2 and Item 7 on Form 8-K, dated June 11, 1999 with regard to the acquisition of all of a subsidiary of El Paso Field Services Company's interest in Viosca Knoll Gathering Company, other than a 1% interest in profits and capital.

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

                                            LEVIATHAN GAS PIPELINE PARTNERS,
                                            L.P.

                                            By: LEVIATHAN GAS PIPELINE
                                              COMPANY, its General Partner

Date: August 13, 1999

                                            By:     /s/ KEITH B. FORMAN
                                              ----------------------------------
                                                       Keith B. Forman
                                                   Chief Financial Officer
Date: August 13, 1999

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