Form 10-Q
period 1999-09-30
LEVIATHAN GAS PIPELINE PARTNERS L P
filed 1999-11-15
CIK 895040

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The registrant had 26,737,465 Common Units and 291,299 Preference Units outstanding as of November 12, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    GLOSSARY

     The following abbreviations, acronyms or defined terms used in this Form 10-Q are defined below:

ANR........................  ANR Pipeline Company, a subsidiary of The Coastal
                             Corporation

Bcf........................  Billion cubic feet

Deepwater Holdings.........  Deepwater Holdings, L.L.C., a Delaware limited liability company in which Leviathan owns a 50 percent member interest

East Breaks................  East Breaks Gathering Company, L.L.C., a Delaware
                             limited liability company and wholly owned subsidiary of Western Gulf Holdings, L.L.C.

El Paso Energy.............  El Paso Energy Corporation, a Delaware Corporation
                             and the indirect parent of the General Partner

EPFS.......................  El Paso Field Services Company, a Delaware
                             Corporation and wholly owned subsidiary of El Paso Energy Corporation

Equity Investees...........  Collectively refers to POPCO, Manta Ray Offshore,
                             Nautilus, Nemo, and Deepwater Holdings and its subsidiaries including East Breaks, Stingray, West Cameron Dehy, HIOS and UTOS, and prior to June 1, 1999, Viosca Knoll

Ewing Bank 958 Unit........  A non-producing oil and natural gas property comprised of Ewing Bank Blocks 958, 959, 1002 and 1003, formerly referred to as the Sunday Silence property

General Partner............  Leviathan Gas Pipeline Company, a Delaware
                             corporation and wholly owned indirect subsidiary of El Paso Energy Corporation and general partner of Leviathan

Gulf.......................  Gulf of Mexico

HIOS.......................  High Island Offshore System, L.L.C., a Delaware
                             limited liability company and wholly owned subsidiary of Western Gulf Holdings, L.L.C.

Leviathan..................  Leviathan Gas Pipeline Partners, L.P., a publicly held Delaware master limited partnership, and its subsidiaries, unless the context otherwise requires

Manta Ray Offshore.........  Manta Ray Offshore Gathering Company, L.L.C., a
                             Delaware limited liability company in which Leviathan owns an indirect 25.67 percent member interest

Mcf........................  Thousand cubic feet

MMcf.......................  Million cubic feet

MMbtu......................  Million British thermal units

Nautilus...................  Nautilus Pipeline Company, L.L.C., a Delaware
                             limited liability company in which Leviathan owns an indirect 25.67 percent member interest

Nemo.......................  Nemo Gathering Company, LLC, a Delaware limited liability company in which Leviathan owns a 33.92 percent member interest

NYMEX......................  New York Mercantile Exchange

POPCO......................  Poseidon Oil Pipeline Company, L.L.C., a Delaware
                             limited liability company in which Leviathan owns a 36 percent member interest

Stingray...................  Stingray Pipeline Company, L.L.C., a Delaware
                             limited liability company, wholly owned by Deepwater Holdings, L.L.C.

UTOS.......................  U-T Offshore System, L.L.C., a Delaware limited liability company, wholly owned by Deepwater
                             Holdings, L.L.C.

West Cameron Dehy..........  West Cameron Dehydration Company, L.L.C., a
                             Delaware limited liability company, wholly owned by Deepwater Holdings, L.L.C.

Western Gulf...............  Western Gulf Holdings, L.L.C., a Delaware limited liability company, wholly owned by Deepwater
                             Holdings, L.L.C.

Viosca Knoll...............  Viosca Knoll Gathering Company, a Delaware general partnership in which Leviathan owns a 99 percent member interest

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)

                                                          QUARTER ENDED      NINE MONTHS ENDED
                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                        ------------------   ------------------
                                                          1999      1998       1999      1998
                                                        --------   -------   --------   -------
Revenue...............................................  $ 25,617   $18,230   $ 71,467   $54,317
                                                        --------   -------   --------   -------
Costs and expenses
  Operating expenses..................................     2,405     3,013      7,429     8,558
  Depreciation, depletion and amortization............     7,967     7,052     21,694    21,897
  Impairment, abandonment and other...................        --    (1,131)        --    (1,131)
  General and administrative expenses and management
     fee..............................................     5,412     6,433     11,321    13,937
                                                        --------   -------   --------   -------
                                                          15,784    15,367     40,444    43,261
                                                        --------   -------   --------   -------
Operating income......................................     9,833     2,863     31,023    11,056
Gain on sale of assets................................    10,103       311     10,103       311
Other.................................................        39        84        306       241
Interest and other financing costs....................   (10,799)   (5,281)   (24,667)  (13,711)
Minority interest.....................................       (97)       15       (176)       12
                                                        --------   -------   --------   -------
Income (loss) before income taxes.....................     9,079    (2,008)    16,589    (2,091)
Income tax benefit....................................       178       202        355       371
                                                        --------   -------   --------   -------
Net income (loss).....................................  $  9,257   $(1,806)  $ 16,944   $(1,720)
                                                        ========   =======   ========   =======
Weighted average number of units outstanding..........    27,029    24,367     25,556    24,367
                                                        ========   =======   ========   =======
Basic and diluted net income (loss) per unit..........  $   0.28   $ (0.06)  $   0.54   $ (0.06)
                                                        ========   =======   ========   =======

  The accompanying Notes are an integral part of these Condensed Consolidated
                             Financial Statements.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Current assets
  Cash and cash equivalents.................................    $  9,156        $  3,108
  Accounts receivable.......................................       6,981           8,588
  Other current assets......................................         291             247
                                                                --------        --------
          Total current assets..............................      16,428          11,943
Property and equipment, net.................................     375,286         241,992
Equity investments..........................................     190,178         186,079
Other noncurrent assets.....................................      11,762           2,712
                                                                --------        --------
          Total assets......................................    $593,654        $442,726
                                                                ========        ========

                            LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Accounts payable and accrued liabilities..................    $ 22,669        $ 11,167
  Notes payable.............................................          --         338,000
                                                                --------        --------
          Total current liabilities.........................      22,669         349,167
Notes payable...............................................     272,000              --
Long-term debt..............................................     175,000              --
Other noncurrent liabilities................................      12,223          11,661
                                                                --------        --------
          Total liabilities.................................     481,892         360,828
Commitments and contingencies
Minority interest...........................................        (328)           (998)
Partners' capital...........................................     112,090          82,896
                                                                --------        --------
          Total liabilities and partners' capital...........    $593,654        $442,726
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

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
Cash flows from operating activities
  Net income (loss).........................................  $  16,944   $ (1,720)
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation, depletion and amortization...............     21,694     21,897
     Gain on sale of assets.................................    (10,103)      (311)
     Impairment, abandonment and other......................         --     (1,131)
     Distributions in excess of equity earnings.............      8,339      1,699
     Other noncash items....................................      3,454        484
  Working capital changes, net of effects of acquisitions...      7,700     (9,281)
                                                              ---------   --------
          Net cash provided by operating activities.........     48,028     11,637
                                                              ---------   --------
Cash flows from investing activities
  Additions to pipelines, platforms and facilities..........    (23,267)   (15,437)
  Investments in Equity Investees...........................     (4,899)    (4,516)
  Acquisition of additional interests in Equity Investees...    (53,835)        --
  Net cash flow impact of acquisition of Viosca Knoll.......    (19,900)        --
  Proceeds from sale of interest in Deepwater Holdings......     26,122         --
  Distributions related to the formation of Deepwater
     Holdings...............................................     20,000         --
  Acquisition and development of oil and natural gas
     properties.............................................     (3,224)      (828)
  Other.....................................................       (115)       650
                                                              ---------   --------
          Net cash used in investing activities.............    (59,118)   (20,131)
                                                              ---------   --------
Cash flows from financing activities
  Net proceeds from issuance of notes payable...............    113,126     86,073
  Net proceeds from issuance of long-term debt..............    168,896         --
  Repayments of notes payable...............................   (216,850)   (34,000)
  Distributions to partners.................................    (48,637)   (46,818)
  General Partner's contribution............................        603         --
                                                              ---------   --------
          Net cash provided by financing activities.........     17,138      5,255
                                                              ---------   --------
Increase (decrease) in cash and cash equivalents............      6,048     (3,239)
Cash and cash equivalents
  Beginning of period.......................................      3,108      6,430
                                                              ---------   --------
  End of period.............................................  $   9,156   $  3,191
                                                              =========   ========

  The accompanying Notes are an integral part of these Condensed Consolidated
                             Financial Statements.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                PREFERENCE   PREFERENCE    COMMON     COMMON      GENERAL
                                  UNITS      UNITHOLDERS   UNITS    UNITHOLDERS   PARTNER     TOTAL
                                ----------   -----------   ------   -----------   --------   --------
Partners' capital at December
  31, 1998....................    1,017        $ 7,351     23,350    $ 90,972     $(15,427)  $ 82,896
Net income for the nine months
  ended September 30, 1999
  (unaudited).................       --            174         --      13,534        3,236     16,944
Issuance of common units for
  acquisition of additional
  interest in Viosca Knoll
  (unaudited).................       --             --      2,662      59,792           --     59,792
General Partner contribution
  related to issuance of
  common units (unaudited)....       --             --         --          --          603        603
Conversion of preference units
  into common units
  (unaudited).................     (726)        (4,740)       726       4,740           --         --
Cash distributions
  (unaudited).................       --           (839)        --     (38,174)      (9,132)   (48,145)
                                  -----        -------     ------    --------     --------   --------
Partners' capital at September
  30, 1999 (unaudited)........      291        $ 1,946     26,738    $130,864     $(20,720)  $112,090
                                  =====        =======     ======    ========     ========   ========

  The accompanying Notes are an integral part of these Condensed Consolidated
                             Financial Statements.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION:

     Leviathan provides integrated energy services, including natural gas and oil gathering, transportation, midstream and other related services in the Gulf. Through its subsidiaries and joint ventures, Leviathan owns interests in (i) nine natural gas pipeline systems (the "Gas Pipelines"), (ii) two oil pipeline systems, (iii) six multi-purpose platforms, (iv) production handling and dehydration facilities, (v) four producing oil and natural gas properties and
(vi) an overriding royalty interest in the Ewing Bank 958 Unit. The General Partner performs all management and operational functions for Leviathan and its subsidiaries.

     As of September 30, 1999, Leviathan had 26,737,465 common units and 291,299 preference units outstanding. The public owns 291,299 preference units and 17,783,701 common units representing an effective 65.5 percent limited partner interest in Leviathan. El Paso Energy, through its subsidiaries, owns an effective 34.5 percent economic interest in Leviathan, consisting of 8,953,764 common units, a one percent general partner interest and its approximate one percent nonmanaging member interest in certain subsidiaries of Leviathan.

     The 1998 Annual Report on Form 10-K for Leviathan includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at September 30, 1999, and for the quarters and nine months ended September 30, 1999 and 1998, are unaudited. The condensed consolidated balance sheet at December 31, 1998, is derived from audited consolidated financial statements at that date. These financial statements do not include all disclosures required by generally accepted accounting principles, but have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, all material adjustments necessary to present fairly the consolidated financial position and results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the seasonal nature of Leviathan's businesses. Financial statements for the previous periods include certain reclassifications which were made to conform to the current presentation. Such reclassifications have no effect on reported net income, cash flows or partners' capital. See the glossary on pages 2 and 3 for a listing of defined terms used in this Quarterly Report.

NOTE 2 -- ACQUISITIONS AND DISPOSITIONS:

  Viosca Knoll

     In January 1999, Leviathan entered into an agreement with EPFS to acquire 49 percent of Viosca Knoll from EPFS. The acquisition was completed on June 1, 1999. In the transaction, EPFS contributed $33.4 million to Viosca Knoll and then sold a 49 percent interest in Viosca Knoll to Leviathan in exchange for $19.9 million and 2,661,870 common units. Leviathan paid closing costs of $0.9 million in connection with the acquisition and the General Partner contributed $0.6 million to Leviathan in order to maintain its one percent capital account balance. In addition, during the six months commencing June 1, 2000, Leviathan has an option to acquire EPFS's remaining one percent interest in profits and capital of Viosca Knoll for $1.6 million plus any additional distributions which would have been paid, accrued or been in arrears if Leviathan had acquired the remaining one percent of Viosca Knoll on June 1, 1999. As a result of the acquisition, Leviathan began consolidating Viosca Knoll effective June 1999.

     The acquisition of Viosca Knoll was accounted for as a purchase and the purchase price was assigned to the assets and liabilities acquired based upon the estimated fair value of those assets and liabilities as of the

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES acquisition date. These fair value allocations are preliminary and may be revised after the completion of an independent appraisal. The following is summary information related to the acquisition (in thousands):

Fair value of assets acquired..........................     $ 83,105
Cash acquired..........................................          434
Fair value of liabilities assumed......................       (2,962)
                                                            --------
          Total purchase price.........................       80,577
Issuance of common units...............................      (59,792)
                                                            --------
          Net cash paid................................     $ 20,785
                                                            ========

     The following selected unaudited pro forma information represents Leviathan's consolidated results of operations on a pro forma basis for the nine month periods ended September 30, 1999 and 1998, assuming the Viosca Knoll acquisition had occurred on January 1, 1998:

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER UNIT AMOUNTS)
Revenue.....................................................  $79,946       $68,885
Operating income............................................  $36,292       $19,844
Net income..................................................  $19,598       $ 2,227
Basic and diluted net income per unit.......................  $  0.59       $  0.07

  Deepwater Holdings

     In September 1999, Leviathan and ANR formed Deepwater Holdings to reorganize their interests in certain joint venture pipelines. As a result of the reorganization, Deepwater Holdings owns 100 percent of UTOS, West Cameron Dehy, Stingray, and Western Gulf, which owns 100 percent of HIOS and East Breaks, all of which were contributed by Leviathan and ANR. Leviathan initially held a 59.66 percent interest in Deepwater Holdings and subsequently sold 9.66 percent of its member interest to ANR for $26.1 million to effect a 50/50 ownership position. Leviathan realized a $10.1 million gain associated with the sale. In conjunction with the transaction, Leviathan will become the operator of UTOS, HIOS, and East Breaks no later than July 1, 2000.

     In connection with its formation, Deepwater Holdings established a $175 million credit facility to retire existing Stingray and Western Gulf debt, fund a one-time distribution of $20 million to each of the equity partners, provide funds for the remaining construction costs of the East Breaks system and any future system expansions, and provide for other working capital needs of Deepwater Holdings.

     In June 1999, Leviathan acquired all of the outstanding stock of Natoco, Inc. and Naloco, Inc., along with an ownership interest in certain lateral pipelines located in the Gulf, for approximately $51 million. The acquired entities held interests in the HIOS, East Breaks and UTOS systems and the acquisition increased Leviathan's interests therein. As part of the transaction, Leviathan also assumed operations of Stingray, the Stingray Offshore Separation facility and the West Cameron Dehydration facility in November 1999. The purchase price exceeded the book value of net assets acquired by approximately $48 million. This excess cost will be amortized on a straight line basis over 30 years.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

     The following selected unaudited pro forma information represents Leviathan's consolidated results of operations on a pro forma basis for the nine month periods ended September 30, 1999 and 1998, assuming the transactions related to Deepwater Holdings discussed above had occurred on January 1, 1998.

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                               1999          1998
                                                              -------       -------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER UNIT AMOUNTS)
Revenue.....................................................  $68,575       $52,887
Operating income............................................  $27,834       $ 9,329
Net income (loss)...........................................  $ 3,158       $(4,606)
Basic and diluted net income (loss) per unit................  $  0.10       $ (0.15)

NOTE 3 -- PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following (in thousands):

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 1999            1998
                                                             -------------   ------------
Property and equipment, at cost
  Pipelines................................................    $218,089        $ 64,464
  Platforms and facilities.................................     132,869         123,912
  Oil and natural gas properties...........................     155,974         152,750
                                                               --------        --------
                                                                506,932         341,126
Less accumulated depreciation, depletion, amortization and
  impairment...............................................     131,646          99,134
                                                               --------        --------
     Property and equipment, net...........................    $375,286        $241,992
                                                               ========        ========

NOTE 4 -- EQUITY INVESTMENTS:

     In August 1999, Leviathan and Tejas Offshore Pipelines, LLC ("Tejas"), a subsidiary of Shell Oil Company, formed Nemo, a joint venture owned 66.08 percent by Tejas and 33.92 percent by Leviathan, to construct, own and operate a natural gas gathering system. The Nemo system will deliver natural gas production from the Shell-operated Brutus and Glider deepwater development properties to Manta Ray Offshore. As of September 30, 1999, Leviathan had contributed $0.3 million to Nemo for the construction of this pipeline which is anticipated to be in service in late 2001.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

     Summarized historical operating results relating to Leviathan's ownership interest in each of the Equity Investees is included in the summarized financial information that follows (in thousands):

                                        NINE MONTHS ENDED SEPTEMBER 30, 1999
                           ---------------------------------------------------------------
                                                                          WEST
                                                 VIOSCA                  CAMERON
                           HIOS(a)    UTOS(a)   KNOLL(b)   STINGRAY(a)   DEHY(a)    POPCO
                           --------   -------   --------   -----------   -------   -------
Operating revenue........  $27,370    $3,233    $12,338      $13,322     $1,934    $54,884
Other income.............      143        52         31        1,898         23       273
Operating expenses.......  (13,212)   (1,544)      (925)      (7,932)      (210)   (5,935)
Depreciation.............   (3,475)     (420)    (1,752)      (5,699)       (12)   (4,231)
Interest expense.........       --        --     (1,973)      (1,516)        --    (6,584)
                           -------    ------    -------      -------     ------    -------
Net earnings (loss)......  $10,826    $1,321    $ 7,719      $    73     $1,735    $38,407
                           =======    ======    =======      =======     ======    =======
Leviathan's share........  $ 4,780    $  614    $ 3,860      $    37     $  868    $13,827
Adjustments(c)...........       92       (25)        --        1,223         --       (90)
                           -------    ------    -------      -------     ------    -------
Equity in earnings.......  $ 4,872    $  589    $ 3,860      $ 1,260     $  868    $13,737
                           =======    ======    =======      =======     ======    =======
Distributions............  $ 6,900    $1,000    $ 6,350      $ 2,501     $  800    $12,971
                           =======    ======    =======      =======     ======    =======
End of period ownership
 interest................       50%       50%        99%          50%        50%        36%
                           =======    ======    =======      =======     ======    =======

                                NINE MONTHS ENDED SEPTEMBER 30, 1999
                           -----------------------------------------------

                            MANTA RAY                  DEEPWATER
                           OFFSHORE(A)   NAUTILUS(A)   HOLDINGS     TOTAL
                           -----------   -----------   ---------   -------
Operating revenue........    $11,926       $6,927        $ --
Other income.............      1,804          (82)         --
Operating expenses.......     (2,805)      (1,034)         --
Depreciation.............     (3,832)      (4,417)         --
Interest expense.........        (37)        (289)        (26)
                             -------       ------        ----
Net earnings (loss)......    $ 7,056       $1,105        $(26)
                             =======       ======        ====
Leviathan's share........    $ 1,811       $  284        $(13)
Adjustments(c)...........       (617)         (57)         --
                             -------       ------        ----
Equity in earnings.......    $ 1,194       $  227        $(13)     $26,594
                             =======       ======        ====      =======
Distributions............    $ 3,324       $1,087        $ --      $34,933
                             =======       ======        ====      =======
End of period ownership
 interest................      25.67%       25.67%         50%
                             =======       ======        ====

---------------

(a) These investments are indirect investees of Leviathan. However, because Leviathan believes separate data on each of these investees is more meaningful, results have been reflected separately.

(b) Information on Viosca Knoll is through May 31, 1999. On June 1, 1999, Leviathan began consolidating Viosca Knoll as a result of acquiring an additional 49 percent interest therein.

(c) Adjustments result primarily from purchase price adjustments made in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," except for $0.9 million on Stingray which results from changes in prior period estimates of reserves for uncollectible revenue.

                                                        NINE MONTHS ENDED SEPTEMBER 30, 1998
                          -------------------------------------------------------------------------------------------------
                                                                     WEST
                                               VIOSCA               CAMERON              MANTA RAY
                            HIOS      UTOS      KNOLL    STINGRAY    DEHY      POPCO    OFFSHORE(a)   NAUTILUS(a)    TOTAL
                          --------   -------   -------   --------   -------   -------   -----------   -----------   -------
Operating revenue.......  $ 31,801   $ 3,840   $21,216   $ 17,237   $1,945    $30,477     $ 7,039       $ 3,992
Other income............       180        86        34        606        7        245         219            57
Operating expenses......   (13,249)   (1,893)   (1,916)   (11,517)    (136)    (3,066)     (2,671)       (1,284)
Depreciation............    (3,576)     (419)   (2,907)    (5,131)     (12)    (6,590)     (3,235)       (4,369)
Interest expense........        --        --    (3,131)    (1,083)      --     (6,552)         --            --
                          --------   -------   -------   --------   ------    -------     -------       -------
Net earnings (loss).....  $ 15,156   $ 1,614   $13,296   $    112   $1,804    $14,514     $ 1,352       $(1,604)
                          ========   =======   =======   ========   ======    =======     =======       =======
Leviathan's share.......  $  6,062   $   537   $ 6,648   $     56   $  902    $ 5,225     $   347       $  (412)
Adjustments(b)..........       493        38        --        402        3        (90)       (261)         (769)
                          --------   -------   -------   --------   ------    -------     -------       -------
Equity in earnings
  (loss)................  $  6,555   $   575   $ 6,648   $    458   $  905    $ 5,135     $    86       $(1,181)    $19,181
                          ========   =======   =======   ========   ======    =======     =======       =======     =======
Distributions...........  $  7,640   $   333   $ 7,450   $  1,000   $  825    $ 3,132     $   500       $    --     $20,880
                          ========   =======   =======   ========   ======    =======     =======       =======     =======
End of period ownership
  interest..............        40%     33.3%       50%        50%      50%        36%      25.67%        25.67%
                          ========   =======   =======   ========   ======    =======     =======       =======

---------------

(a) These investments are indirect investees of Leviathan. However, because Leviathan believes separate data on each of these investees is more meaningful, results have been reflected separately.

(b) Adjustments result from purchase price adjustments made in accordance with APB Opinion No. 16, except for the $0.8 million reduction on Nautilus related to a revision of the allowance for funds used during construction ("AFUDC") which represents the estimated costs, during the construction period, of funds used for construction purposes.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

NOTE 5 -- BUSINESS SEGMENT INFORMATION:

     The following table summarizes certain financial information for each business segment (in thousands):

                                              GATHERING,
                                            TRANSPORTATION
                                             AND PLATFORM      OIL AND       EQUITY
                                               SERVICES      NATURAL GAS   INVESTMENTS    TOTAL
                                            --------------   -----------   -----------   --------
QUARTER ENDED SEPTEMBER 30, 1999:
  Revenue from external customers.........     $ 10,847       $  8,129      $  6,641     $ 25,617
  Intersegment revenue....................        3,635             --            --        3,635
  Depreciation, depletion and
     amortization.........................       (4,323)        (3,644)           --       (7,967)
  Operating income (loss).................        6,013           (567)        4,387        9,833
  Net cash flows..........................       12,586          3,077         8,571       24,234
  Segment assets..........................      305,983         74,588       192,091      572,662
QUARTER ENDED SEPTEMBER 30, 1998:
  Revenue from external customers.........     $  5,084       $  6,536      $  6,610     $ 18,230
  Intersegment revenue....................        2,656             --            --        2,656
  Depreciation, depletion and
     amortization.........................       (1,904)        (5,148)           --       (7,052)
  Impairment, abandonment and other.......        1,131             --            --        1,131
  Operating income (loss).................        2,238         (3,629)        4,254        2,863
  Net cash flows..........................        3,012          1,519         5,226        9,757
  Segment assets..........................      147,524         60,371       187,514      395,409
NINE MONTHS ENDED SEPTEMBER 30, 1999:
  Revenue from external customers.........     $ 21,645       $ 23,228      $ 26,594     $ 71,467
  Intersegment revenue....................        9,645             --            --        9,645
  Depreciation, depletion and
     amortization.........................       (8,566)       (13,128)           --      (21,694)
  Operating income (loss).................       13,655         (4,610)       21,978       31,023
  Net cash flows..........................       24,471          8,518        30,317       63,306
  Segment assets..........................      305,983         74,588       192,091      572,662
NINE MONTHS ENDED SEPTEMBER 30, 1998:
  Revenue from external customers.........     $ 12,866       $ 22,270      $ 19,181     $ 54,317
  Intersegment revenue....................        7,731             --            --        7,731
  Depreciation, depletion and
     amortization.........................       (5,423)       (16,474)           --      (21,897)
  Impairment, abandonment and other.......        1,131             --            --        1,131
  Operating income (loss).................        5,367         (8,738)       14,427       11,056
  Net cash flows..........................        9,659          7,736        16,125       33,520
  Segment assets..........................      147,524         60,371       187,514      395,409

NOTE 6 -- FINANCING TRANSACTIONS:

  Senior Subordinated Notes

     In May 1999, Leviathan entered into an indenture with Chase Bank of Texas, under which it issued $175 million in aggregate principal amount of Senior Subordinated Notes (the "Subordinated Notes"). Leviathan capitalized $6.1 million of debt issue costs related to the issuance and registration of the Subordinated Notes. The Subordinated Notes bear interest at a rate of 10 3/8% per annum, payable semi-annually, on June 1 and December 1, and mature on June 1, 2009. Leviathan's subsidiaries have guaranteed the obligations under the Subordinated Notes. In addition, Leviathan could be required to repurchase the Subordinated Notes under certain circumstances. The terms of the Subordinated Notes include, among other things, certain financial tests and covenants, all of which Leviathan currently meets. In

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

September 1999, Leviathan exchanged all of its Subordinated Notes for registered debt securities with identical terms.

  Leviathan Credit Facility

     In September 1999, Leviathan amended and restated its $375 million credit facility (the "Leviathan Credit Facility") to, among other things, extend its maturity to May 2002. Leviathan incurred approximately $3.1 million of costs related to the amendment and restatement of the credit facility. The Leviathan Credit Facility provides for up to $375 million of available credit, subject to certain limitations and financial conditions that Leviathan currently meets. The Leviathan Credit Facility is guaranteed by the General Partner and each of Leviathan's subsidiaries, and is collateralized by (i) the management agreement between the General Partner and a subsidiary of El Paso Energy, (ii) substantially all of the assets of Leviathan and its subsidiaries and (iii) the General Partner's one percent general partner interest and an approximate one percent nonmanaging member interest in certain subsidiaries of Leviathan. The Leviathan Credit Facility has no scheduled amortization prior to maturity in May 2002. As of September 30, 1999, Leviathan had $272.0 million outstanding under its credit facility bearing interest at an average floating rate of 7.9% per annum and $74.5 million available.

NOTE 7 -- PARTNERS' CAPITAL INCLUDING CASH DISTRIBUTIONS:

  Cash distributions

     Leviathan paid cash distributions of $0.275 per preference unit and $0.525 per common unit in February 1999, May 1999 and August 1999, for each of the quarters ended December 31, 1998, March 31, 1999 and June 30, 1999, respectively. The General Partner received incentive distributions of $3.2 million and $8.8 million for the quarter and nine months ended September 30, 1999, respectively. At the current distribution rates, the General Partner receives approximately 19 percent of total cash distributions paid by Leviathan. On October 19, 1999, Leviathan declared a cash distribution of $0.275 per preference unit and $0.525 per common unit for the quarter ended September 30, 1999, which was paid on November 12, 1999, to holders of record as of October 29, 1999.

  Conversion of Preference Units into Common Units

     On May 14, 1999, Leviathan notified its preference unitholders of their opportunity to submit 1,016,906 outstanding preference units for conversion into an equal number of common units. During the conversion period, 725,607 preference units were converted into common units. The remaining 291,299 preference units will retain their distribution preferences until each preference unitholder has received the minimum quarterly distribution of $0.275 per unit plus any arrearages. Holders of the common units and the General Partner are entitled to distributions in excess of $0.275 per unit, if any. Preference units are not entitled to any such excess distributions. Holders of preference units will have a final conversion opportunity in May 2000. Thereafter, any remaining preference units may, in certain circumstances, be subject to mandatory redemption at below market trading prices.

  Deficit Capital Account Balances

     Pursuant to the terms of Leviathan's partnership agreement, no partner will have any obligation to restore a negative balance in its capital account upon liquidation of Leviathan. Therefore, any net proceeds from the liquidation of Leviathan's assets would be allocated first to any then-outstanding deficit capital account balance before any of the remaining net proceeds would be distributed to the partners in accordance with the partnership agreement.

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

NOTE 8 -- NET INCOME (LOSS) PER UNIT:

     Basic and diluted net income (loss) per unit is presented below (in thousands, except per unit amounts):

                                                                 QUARTER ENDED SEPTEMBER 30,
                                                 -----------------------------------------------------------
                                                             1999                           1998
                                                 ----------------------------   ----------------------------
                                                 LIMITED    GENERAL             LIMITED    GENERAL
                                                 PARTNERS   PARTNER    TOTAL    PARTNERS   PARTNER    TOTAL
                                                 --------   -------   -------   --------   -------   -------
Net income (loss)(a)...........................  $ 9,164    $   93    $ 9,257   $(1,788)    $ (18)   $(1,806)
Allocation to General Partner(b)...............   (1,685)    1,685         --       324      (324)        --
                                                 -------    ------    -------   -------     -----    -------
Allocation of net income (loss) as adjusted for
  incentive distributions......................  $ 7,479    $1,778    $ 9,257   $(1,464)    $(342)   $(1,806)
                                                 =======    ======    =======   =======     =====    =======
Weighted average number of units
  outstanding(c)...............................   27,029                         24,367
                                                 =======                        =======
Basic and diluted net income (loss) per unit...  $  0.28                        $ (0.06)
                                                 =======                        =======

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                 -----------------------------------------------------------
                                                             1999                           1998
                                                 ----------------------------   ----------------------------
                                                 LIMITED    GENERAL             LIMITED    GENERAL
                                                 PARTNERS   PARTNER    TOTAL    PARTNERS   PARTNER    TOTAL
                                                 --------   -------   -------   --------   -------   -------
Net income (loss)(a)...........................  $16,775    $  169    $16,944   $(1,703)    $ (17)   $(1,720)
Allocation to General Partner(b)...............   (3,067)    3,067         --       309      (309)        --
                                                 -------    ------    -------   -------     -----    -------
Allocation of net income (loss) as adjusted for
  incentive distributions......................  $13,708    $3,236    $16,944   $(1,394)    $(326)   $(1,720)
                                                 =======    ======    =======   =======     =====    =======
Weighted average number of units
  outstanding(c)...............................   25,556                         24,367
                                                 =======                        =======
Basic and diluted net income (loss) per unit...  $  0.54                        $ (0.06)
                                                 =======                        =======

---------------

(a) Net income (loss) is initially allocated 99 percent to the limited partners as holders of the preference and common units and one percent to the General Partner.

(b) Represents allocation of net income (loss) to General Partner proportionate to its share of each period's cash distributions, which includes incentive distributions.

(c) Diluted weighted average number of units outstanding for 1999 is less than 1,000 units higher than basic weighted average units outstanding as a result of unit options included in the diluted weighted average.

NOTE 9 -- RELATED PARTY TRANSACTIONS:

  Management fees

     Leviathan's partnership agreement provides for reimbursement of expenses incurred by the General Partner and its affiliates, including expenses incurred by El Paso Energy in providing management services to Leviathan, its subsidiaries and the General Partner. The General Partner charged Leviathan management fees of $2.3 million, $2.4 million, $7.0 million and $7.2 million for the quarters and nine months ended September 30, 1999 and 1998, respectively. Additionally, Leviathan reimburses affiliates of the General Partner for costs related to insurance and personnel dedicated to the operations of Leviathan. During the quarter and nine months ended September 30, 1999, Leviathan reimbursed $0.6 million and $1.7 million, respectively, to these affiliates.

  Farmout

     In October 1999, Leviathan executed an agreement with El Paso Production Company ("EPP"), formerly Sonat Exploration Company, to farm out its working interest in the Ewing Bank 958 Unit. Under the terms of the farmout agreement, Leviathan increased its overriding royalty interest in the Ewing Bank

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

958 Unit, convertible at its option, into an undivided working interest once EPP has recouped the costs associated with its drilling and completion activities on the Ewing Bank 958 Unit.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES:

     In July 1999, Leviathan entered into a contract with MODEC International, L.L.C., ("MODEC") for the design, construction, fabrication and installation of the hull, tendons, pilings and production risers for a tension-leg platform ("TLP") to be used as part of the Ewing Bank 958 Unit development. Upon the farm out of the Ewing Bank 958 Unit, Leviathan suspended the construction of the TLP and is currently discussing its use at a different location with several major producers. Leviathan expects to incur up to $10 million of costs related to the TLP which is expected to be recovered through the Ewing Bank 958 Unit farmout agreement. As a result, management does not expect the ultimate resolution of this matter to have a material adverse effect on Leviathan's consolidated financial position, results of operations or cash flows.

     Leviathan is involved from time to time in various claims, actions, lawsuits and regulatory matters that have arisen in the ordinary course of business, including various rate cases and other proceedings before the Federal Energy Regulatory Commission.

     Leviathan and several subsidiaries of El Paso Energy have been named defendants in actions brought by Jack Grynberg on behalf of the United States Government under the False Claims Act. Generally, the complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the United States Government of royalties. Leviathan and El Paso Energy believe the complaint is without merit, and will not have a material adverse effect on Leviathan's consolidated financial position, results of operations or cash flows.

     Leviathan is a defendant in a lawsuit filed by Transco Gas Pipe Line Corporation ("Transco"). Transco alleges that a platform space agreement entered into on June 28, 1994, with Leviathan grants Transco the right to expand its facilities and operations. Leviathan has denied Transco's request to expand and asserts that the lease agreement prohibits such expansion. Transco has requested a declaratory judgment and is seeking damages of a least $13 million plus attorney's fees and interest. The case is set for trial in February 2000. It is the opinion of management that adequate defenses exist and that the final disposition of this suit will not have a material adverse effect on Leviathan's consolidated financial position, results of operations or cash flows.

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

  Commodity Price Risk

     Leviathan hedges a portion of its oil and natural gas production to reduce its exposure to fluctuations in the market prices of these commodities. Leviathan uses commodity price swap transactions whereby monthly settlements are based on differences between the prices specified in the swap agreements and the prices of certain futures contracts quoted on the NYMEX or certain other indices. Upon settlement of the agreements, Leviathan receives the positive difference or pays the negative difference between the applicable settlement price and the price specified in the contract. The credit risk from Leviathan's price swap contracts is derived from the counterparty to the transaction, typically a major financial institution. Leviathan does not require collateral and does not anticipate nonperformance by this counterparty, which does not transact a sufficient volume of transactions with Leviathan to create a significant concentration of credit risk. Gains or losses resulting from hedging activities and the termination of any hedging instruments are initially deferred and

             LEVIATHAN GAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES included as an increase or decrease to oil and natural gas sales in the period in which the hedged production is sold. For the quarters and nine months ended September 30, 1999 and 1998, Leviathan recorded a net gain (loss) of $(0.6) million, $(1.3) million, $0.6 million and $2.0 million, respectively, related to hedging activities.

     As of September 30, 1999, Leviathan had two open sales swap transactions on a total of 20,000 MMbtu's of natural gas per day maturing in December 2000 and open crude oil hedges on 500 barrels per day for the remainder of calendar 1999. If Leviathan had settled its open oil and natural gas hedging positions as of September 30, 1999, based on the applicable settlement prices of the NYMEX futures contracts, Leviathan would have recognized a loss of approximately $2.0 million.

  Interest Rate Risk

     Leviathan utilizes both fixed and variable rate long-term debt. Leviathan is exposed to market risk due to the floating interest rate under its credit facility. Under the Leviathan Credit Facility, as amended, the remaining principal and the final interest payment are due in May 2002. As of November 8, 1999, Leviathan's Credit Facility had a principal balance of $282 million at an average floating interest rate of 7.9% per annum. A 1.0% increase in interest rates would result in a $2.8 million annual increase in interest expense on the existing principal balance. Leviathan is exposed to similar risk under the various joint venture credit facilities and loan agreements.

NOTE 11 -- NEW ACCOUNTING PRONOUNCEMENT NOT YET ADOPTED:

     In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires that an entity classify all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This standard was amended by Statement of Financial Accounting Standards No. 137 issued in June 1999. The amendment defers the effective date to fiscal years beginning after June 15, 2000. Leviathan is currently evaluating the effects of this pronouncement.

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

     In November 1999, Leviathan announced that it will change its name to El Paso Energy Partners, L.P. effective December 1, 1999. At that date, Leviathan's trading symbol for common units will change to EPN, and the symbol for preference units will change to EPN.P on the New York Stock Exchange. Leviathan also announced that its Board of Directors has accepted the resignation of chief executive officer Grant E. Sims. Robert G. Phillips, currently president of EPFS and a director of Leviathan, will assume the additional role of chief executive officer of Leviathan. His appointment has been approved by Leviathan's Board of Directors. Leviathan's growth strategy, while remaining committed to the deepwater trend, will incorporate the acquisition and development of energy infrastructure assets in areas that previously had not been in Leviathan's core geographic areas of operation.

OVERVIEW

     Leviathan provides integrated energy services, including natural gas and oil gathering, transportation, midstream and other related services in the Gulf. Through its subsidiaries and joint ventures, Leviathan owns interests in (i) the Gas Pipelines, (ii) two oil pipeline systems, (iii) six multi-purpose platforms,
(iv) production handling and dehydration facilities, (v) four producing oil and natural gas properties and (vi) an overriding royalty interest in the Ewing Bank 958 Unit.

     In May 1999, Leviathan issued $175 million of Subordinated Notes and amended and restated the Leviathan Credit Facility. On June 1, 1999, Leviathan and EPFS closed the Viosca Knoll acquisition in which Leviathan acquired an additional 49 percent ownership interest in Viosca Knoll and, on June 30, 1999, Leviathan acquired an additional effective 20 percent ownership interest in each of HIOS and East Breaks, a 33.33 percent ownership interest in UTOS, and ownership in certain lateral pipelines located offshore in the Gulf.

     In September 1999, Leviathan and ANR effectively restructured and reorganized their Western Gulf assets by forming Deepwater Holdings, a joint venture owned 50 percent by each partner. Through a series of transactions, Leviathan and ANR contributed all of their respective ownership interests in each of the entities that own HIOS, UTOS, Stingray, East Breaks and West Cameron Dehy to Deepwater Holdings, and Deepwater Holdings established a $175 million credit facility. Leviathan operates or will operate all of the assets owned by Deepwater Holdings and its subsidiaries.

     For a further discussion of these transactions, see Notes 2 and 6.

RESULTS OF OPERATIONS

  Third Quarter Ended September 30, 1999 Compared With Third Quarter Ended September 30, 1998

     Net income for the quarter ended September 30, 1999, totaled $9.3 million, or $0.28 per unit, as compared with a net loss of $1.8 million, or $0.06 per unit, for the quarter ended September 30, 1998, as a result of the items discussed below.

     Oil and natural gas sales totaled $8.1 million for the quarter ended September 30, 1999, as compared with $6.5 million for the same period in 1998. The increase was a result of higher realized oil and natural gas prices along with increased natural gas sales volumes, partially offset by lower oil sales volumes. During the quarter ended September 30, 1999, Leviathan produced and sold 2,824 MMcf of natural gas and 86,000 barrels of oil at average prices of $2.40 per Mcf and $15.14 per barrel, respectively, as compared to 2,562 MMcf of natural gas and 116,000 barrels of oil at average prices of $1.87 per Mcf and $14.73 per barrel, respectively, during the same period of 1998.

     Revenue from gathering, transportation and platform services totaled $10.8 million for the quarter ended September 30, 1999, compared with $5.1 million for the same period in 1998. The increase was primarily a result of additional revenue related to the acquisition of an additional 49 percent interest in and the consolidation of Viosca Knoll beginning in June 1999.

     Earnings from Equity Investees for the quarter ended September 30, 1999, as compared with the same period in 1998 were approximately equal. Increases in earnings from POPCO, Nautilus and Manta Ray Offshore as a result of increased throughput were offset by decreased throughput on HIOS, UTOS and Stingray, and the effect of consolidating Viosca Knoll during the quarter. Total natural gas throughputs for the Equity Investees, exclusive of Viosca Knoll, decreased approximately 9 percent for the quarter ended September 30, 1999, as compared to the same period in 1998 primarily due to decreased throughput on HIOS, UTOS and Stingray as a result of normal production declines of wells attached to those systems partially offset by increased throughput on Manta Ray Offshore and Nautilus systems. Oil volumes from Poseidon totaled 14.7 million barrels and 9.0 million barrels for the quarter ended September 30, 1999 and 1998, respectively as a result of production from new discoveries in the area.

     Operating expenses totaled $2.4 million for the quarter ended September 30, 1999, as compared to $3.0 million for the same period in 1998. The decrease is primarily related to cost reductions associated with Leviathan's oil and natural gas properties and platform operations offset by increased operating costs resulting from the consolidation of Viosca Knoll commencing in June 1999.

     Depreciation, depletion and amortization totaled $8.0 million for the quarter ended September 30, 1999, as compared to $7.1 million for the same period in 1998. The increase was a result of depreciation from the consolidation of Viosca Knoll offset by decreased depletion and abandonment rates related to Leviathan's oil and natural gas wells.

     Impairment, abandonment and other for the quarter ended September 30, 1998, was due to the excess of estimated costs over actual costs incurred associated with the abandonment of certain Leviathan flowlines.

     General and administrative expenses, including the General Partner's management fee, totaled $5.4 million for the quarter ended September 30, 1999, as compared to $6.4 million for the same period in 1998. The decrease is primarily related to the accelerated vesting in August 1998 of a unit rights compensation plan which was terminated in October 1998, offset by an accrual of certain costs relating to various outstanding regulatory and operational issues during the current quarter.

     Gain on sale of assets totaled $10.1 million for the quarter ended September 30, 1999, as compared to $0.3 million for the same period in 1998. The gain of $10.1 million is related to the sale of a portion of Leviathan's interest in Deepwater Holdings in September 1999.

     Interest and other financing costs, excluding capitalized interest, for the quarter ended September 30, 1999, totaled $10.8 million as compared with $5.3 million for the same period in 1998 as a result of higher average debt outstanding and higher average interest rates for the 1999 period.

  Nine Months Ended September 30, 1999 Compared With Nine Months Ended September 30, 1998

     Net income for the nine months ended September 30, 1999, totaled $16.9 million, or $0.54 per unit, as compared with a net loss of $1.7 million, or $0.06 per unit, for the nine months ended September 30, 1998, as a result of the items discussed below.

     Oil and natural gas sales totaled $23.2 million for the nine months ended September 30, 1999, as compared with $22.3 million for the same period in 1998. The increase is attributable to higher gas volumes associated with the purchase of an additional 25 percent working interest in Viosca Knoll Block 817 and a 38 percent working interest in the West Delta Block 35, and the effects of two tropical storms and hurricane Georges passing through the Gulf during 1998, offset by decreased oil production and lower realized oil and natural gas prices. During the nine months ended September 30, 1999, Leviathan produced and sold

9,701 MMcf of natural gas and 279,000 barrels of oil at average prices of $2.00 per Mcf and $13.45 per barrel, respectively, as compared to 7,435 MMcf of natural gas and 424,000 barrels of oil at average prices of $2.06 per Mcf and $16.04 per barrel, respectively, in the same period of 1998.

     Revenue from gathering, transportation and platform services totaled $21.6 million for the nine months ended September 30, 1999, as compared with $12.9 million for the same period in 1998. The increase was primarily due to the consolidation of Viosca Knoll beginning in June 1999.

     Earnings from Equity Investees totaled $26.6 million for the nine months ended September 30, 1999, as compared with $19.2 million for the same period in 1998. The increase is primarily related to higher earnings of POPCO, Nautilus and Manta Ray Offshore as a result of increased throughput, offset by decreased throughput on HIOS, UTOS and Stingray. The increase was further offset by the consolidation of Viosca Knoll in June 1999. Oil volumes from Poseidon totaled
44.2 million barrels and 24.7 million barrels for the nine months ended September 30, 1999 and 1998, respectively, as a result of production from new discoveries in the area.

     Operating expenses totaled $7.4 million for the nine months ended September 30, 1999, as compared to $8.6 million for the same period in 1998. The decrease is primarily a result of decreased costs associated with Leviathan's oil and natural gas properties and platform operations offset by higher operating expenses resulting from the consolidation of Viosca Knoll commencing in June 1999.

     Depreciation, depletion and amortization totaled $21.7 million for the nine months ended September 30, 1999, compared with $21.9 million for the same period in 1998. The decrease was a result of a decrease in depreciation and depletion of oil and natural gas wells and facilities as a result of decreased depletion and abandonment accrual rates offset by additional depreciation on Viosca Knoll.

     Impairment, abandonment and other for the nine months ended September 30, 1998, represented the excess of estimated costs over actual costs incurred associated with the abandonment of certain Leviathan flowlines.

     General and administrative expenses, including the General Partner's management fee, totaled $11.3 million for the nine months ended September 30, 1999, as compared with $13.9 million for the same period in 1998. The decrease is primarily related to the accelerated vesting in August 1998 of a unit rights compensation plan which was terminated in October 1998, offset by an accrual of certain costs relating to various outstanding regulatory and operational issues during the current period.

     Gain on sale of assets totaled $10.1 million for the nine months ended September 30, 1999, as compared to $0.3 million for the same period in 1998. The increase was a result of the sale of a portion of Leviathan's interest in Deepwater Holdings in September 1999.

     Interest and other financing costs, excluding capitalized interest, for the nine months ended September 30, 1999, totaled $24.7 million as compared with $13.7 million for the same period in 1998 as a result of higher average debt outstanding and higher average interest rates in the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

     Leviathan intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash from operations and borrowings under the Leviathan Credit Facility. However, depending on the marketplace and other factors, Leviathan may issue additional debt or equity to raise cash or acquire assets.

     Net cash provided by operating activities for the nine months ended September 30, 1999, totaled $48.0 million as compared to $11.6 million for the same period in 1998. The increase in cash from operations resulted primarily from higher earnings, increased distributions from Equity Investees relative to their respective earnings, and changes in working capital over 1998 levels.

     Net cash used in investing activities was $59.1 million for the nine months ended September 30, 1999, due to Leviathan's acquisition of additional interests in HIOS, UTOS, and East Breaks, the acquisition of an additional 49 percent interest in Viosca Knoll and increased capital expenditures, primarily related to the construction of the Allegheny oil line and the TLP. In addition, Leviathan received proceeds from the sale of a portion of Leviathan's interest in Deepwater Holdings coupled with a distribution from Deepwater Holdings.

     Net cash flows provided by financing activities totaled $17.1 million for the nine months ended September 30, 1999. During the nine month period, Leviathan received proceeds from its Subordinated Notes, and partially repaid amounts outstanding under the Leviathan Credit Facility. Leviathan also made distributions to its unitholders and the General Partner.

     For a discussion of risk factors affecting Leviathan and other items that may impact Leviathan's ability to generate cash from operations, generate capital for investing purposes and obtain financing, see "Uncertainty of Forward-Looking Statements and Information" presented below.

     In May 1999, Leviathan entered into an indenture with Chase Bank of Texas, under which it issued $175 million in aggregate principal amount of Subordinated Notes. Leviathan capitalized $6.1 million of debt issue costs related to the issuance and registration of the Subordinated Notes. Approximately $19.9 million of the proceeds were used to pay the remaining balance of the Viosca Knoll acquisition, $33.4 million was contributed to Viosca Knoll to repay the remaining unpaid balance of the Viosca Knoll credit facility and the remaining proceeds were used to reduce the balance of the Leviathan Credit Facility. Concurrent with the closing of the offering of the Subordinated Notes, Leviathan amended and restated the Leviathan Credit Facility to, among other things, extend its maturity from December 1999 to May 2002. As of November 8, 1999, Leviathan had $282.0 million outstanding at an average floating rate of 7.9% per annum and $64.5 million available.

     In connection with its formation, Deepwater Holdings assumed Western Gulf's obligations under its $100 million revolving credit facility entered into in February 1999, and amended and restated that facility to, among other things, increase the commitment amount to $175 million (the "Deepwater Credit Facility"). Proceeds from the Deepwater Credit Facility were or may be used to retire debt associated with Stingray of $21.2 million, thereby paying off and cancelling Stingray's credit facility, fund a one-time distribution of $20.0 million to each of the equity partners of Deepwater Holdings, provide funds for the remaining construction costs of the East Breaks system and other future system expansions, and provide for other working capital needs of Deepwater Holdings. The ability of Deepwater Holdings to borrow money under its credit facility is subject to certain customary terms and conditions, including borrowing base limitations. The credit facility is collateralized by substantially all of the material contracts and agreements of East Breaks, West Cameron Dehy and Deepwater Holdings, including Deepwater Holdings' ownership in Stingray, UTOS, West Cameron Dehy, and Western Gulf, and its subsidiaries HIOS and East Breaks, and matures in February 2004. As of November 8, 1999, Deepwater Holdings had $119.0 million outstanding under its credit facility bearing interest at an average floating rate of 6.6% and $41.1 million available.

     East Breaks is currently constructing a natural gas pipeline system which will connect the Diana and Hoover prospects in Alaminos Canyon Block 25 in the Gulf with the HIOS system. The majority of the construction of the East Breaks system will occur in 1999 and the system is anticipated to be in service by mid-2000 at an estimated cost of approximately $90 million. East Breaks entered into long-term agreements with Exxon Company USA and BP Amoco Plc involving the commitment, gathering and processing of production from the Diana and Hoover prospects. Construction costs of the East Breaks system totaling approximately $53.1 million were funded by the Western Gulf credit facility and the remaining costs will be funded by the Deepwater Holdings Credit Facility. All of the natural gas to be produced from 11 blocks in the East Breaks and Alaminos Canyon areas will be dedicated for transportation services on the HIOS system.

     As of September 30, 1999 and November 8, 1999, POPCO had $150 million outstanding at an average floating rate of 6.7% per annum under its $150 million credit facility.

     Leviathan's capital requirements consist primarily of (i) quarterly distributions to holders of preference and common units and to the General Partner, (ii) expenditures for the maintenance of its pipelines and related infrastructure and the acquisition and construction of additional energy-related infrastructure, (iii) expenditures related to its producing oil and natural gas properties, (iv) working capital requirements, (v) contributions to Equity Investees as required to fund capital expenditures for new facilities and (vi) debt service on its outstanding indebtedness.

     On October 19, 1999, Leviathan declared a cash distribution of $0.275 per preference unit and $0.525 per common unit covering the quarter ended September 30, 1999. The distributions were paid on November 12, 1999, to all holders of record of common units and preference units at the close of business on October 29, 1999, and included an incentive distribution to the General Partner of $3.2 million.

     Leviathan anticipates that its capital expenditures and equity investments for the remainder of 1999 will relate to continuing acquisition, construction and development activities, including contributions to Nemo and Manta Ray Offshore for construction of pipelines. Leviathan anticipates funding such cash requirements primarily with available cash flow, borrowings under the Leviathan Credit Facility and, depending on the capital requirements and related market conditions, issuing additional debt and/or equity. In addition, capital expenditures by Leviathan's equity investments are, in some cases, derived from borrowings under separate joint venture credit facilities.

YEAR 2000

     The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the year. Leviathan has established a project team and works with the El Paso Energy Year 2000 executive steering committee to coordinate the phases of its Year 2000 project to ensure that Leviathan's key automated systems and related processes will remain functional through Year 2000. Those phases include: (i) awareness, (ii) assessment, (iii) remediation, (iv) testing, (v) implementation of the necessary modifications and
(vi) contingency planning (which was previously included as a component of Leviathan's implementation phase). Leviathan has previously utilized outside consultants and is involved in several industry trade-groups to supplement Leviathan's project team.

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

     The assessment phase consists of conducting an inventory of Leviathan's key automated systems and related processes, analyzing and assigning levels of criticality to those systems and/or processes, identifying and prioritizing resource requirements, developing validation strategies and testing plans, and evaluating business partner relationships. Leviathan has substantially completed the assessment phase to determine the nature and impact of the Year 2000 date change for hardware and equipment, embedded chip systems, and third-party developed software. The assessment phase of the project involves, among other things, efforts to obtain representations and assurances from third parties, including equity investees, partners and third party customers and vendors, that their hardware and equipment products, embedded chip systems and software products being used by or impacting Leviathan are, or will be modified to be Year 2000 compliant. Although Leviathan intends to interact only with those third parties that have Year 2000 compliant computer systems, it is impossible for Leviathan to monitor all such systems. As a result, Leviathan cannot predict the potential consequences if any of its equity investees, partners, customers or vendors are not Year 2000 compliant. Leviathan will continue to evaluate the exposure associated with such business partner relationships.

     The remediation phase involves converting, modifying, replacing or eliminating selected key automated systems identified in the assessment phase. The testing phase involves the validation of the identified key automated systems. Leviathan is utilizing test tools and written procedures to document and validate, as necessary, its unit, system, integration and acceptance testing. The implementation phase involves placing the converted or replaced key automated systems into operation. In some cases, the implementation phase will also involve the implementation of contingency plans needed to support business functions and processes that may be interrupted by Year 2000 failures that are outside Leviathan's control. As of September 30, 1999, each phase was substantially completed.

     The contingency planning phase consists of developing a risk profile of Leviathan's critical business processes and then providing for actions Leviathan will pursue to keep such processes operational in the event of Year 2000 disruptions. The focus of such contingency planning is on prompt response to any Year 2000 events, and a plan for subsequent resumption of normal operations. The plan is expected to assess the risk of significant failure to critical processes performed by Leviathan, and to address the mitigation of those risks. The plan will also consider any significant failures in the event the most reasonably likely worst case scenario develops, as discussed below. In addition, the plan is expected to factor in the severity and duration of the impact of a significant failure. As of September 30, 1999, the contingency plan was substantially complete, with Leviathan conducting contingency plan drills and mock outages and completing desk top testing of its contingency plan. This Year 2000 contingency plan will continue to be modified and adjusted through the year as additional information from key external business partners becomes available.

     Leviathan's goal is to ensure that all of its critical systems and processes that are under its direct control remain functional. Certain systems and processes may be interrelated with or dependent upon systems outside Leviathan's control and systems within Leviathan's control may have unpredicted problems. Accordingly, there can be no assurance that significant disruptions will be avoided. Leviathan's present analysis of its most reasonably likely, worst case scenario for Year 2000 disruptions includes Year 2000 failures in the telecommunications and electricity industries, as well as interruptions from suppliers that might cause disruptions in Leviathan's operations, thus causing temporary financial losses and an inability to meet its obligations to customers. A significant portion of the oil and natural gas transported through the pipelines is owned by third parties. Accordingly, failures of the producers of oil and natural gas to be ready for the Year 2000 could significantly disrupt the flow of the hydrocarbons for customers. In many cases, the producers have no direct contractual relationship with Leviathan, and Leviathan relies on its customers to verify the Year 2000 readiness of the producers from whom they purchase oil and natural gas. A portion of Leviathan's revenue for the transportation of oil and natural gas is based upon fees paid by its customers for the reservation of capacity and a portion of the revenue is based upon the volume of actual throughput. As such, short-term disruptions in throughput caused by factors beyond Leviathan's control may have a financial impact on Leviathan and could cause operational problems for Leviathan's customers. Longer-term disruptions could materially impact Leviathan's operations, financial condition, and cash flows.

     Leviathan estimates that the costs to be incurred in 1999 and 2000 associated with assessing, remediating and testing hardware and equipment, embedded chip systems, and third-party developed software will not exceed $1.0 million, all of which will be expensed. As of September 30, 1999, Leviathan had incurred less than $0.1 million related to such costs. Leviathan has previously only tracked incremental expenses related to its Year 2000 project. The costs of the Year 2000 project related to salaried employees of El Paso Energy, including their direct salaries and benefits, are not available and have not been included in the estimated costs of the project. The management fee charged to Leviathan by the General Partner includes such incremental expenses.

     Presently, Leviathan intends to reassess its estimate of Year 2000 costs in the event Leviathan completes an acquisition of, or makes a material investment in, substantial facilities or another business entity.

     Management does not expect the costs of Leviathan's Year 2000 project will have a material adverse effect on Leviathan's financial position, results of operations, or cash flows. However, based on information available at this time, Leviathan cannot conclude that disruption caused by internal or external Year 2000 related failures will not adversely affect Leviathan. Specific factors which may affect the success of Leviathan's Year 2000 efforts and the frequency or severity of a Year 2000 disruption or amount of any expense include failure of Leviathan or its outside consultants to properly identify deficient systems, the failure of the selected remedial action to adequately address the deficiencies, the failure of Leviathan's outside consultants to complete the remediation in a timely manner (due to shortages of qualified labor or other factors), the failure of other parties to joint ventures in which Leviathan is involved to meet their obligations, both financial and operational under the relevant joint venture agreements to remediate assets used by the joint venture, unforeseen expenses related to the remediation of existing systems or the transition to replacement systems, and the failure of third parties, including Leviathan's investees, to become Year 2000 compliant or to adequately notify Leviathan of potential noncompliance.

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

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

     This Quarterly Report contains forward-looking statements and information within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "project," "should," "may," "management believes," and words or phrases of similar import. Although management believes that such statements and expressions are reasonable and made in good faith, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on Leviathan's financial position, results of operations, and cash flows are:

     - competitive practices in the industry in which Leviathan competes,

     - the impact of current and future laws and government regulations affecting the industry in general and Leviathan's operations in particular,

     - effectiveness of implementing Leviathan's new strategy including assuming operations of certain Equity Investees,

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

     - significant changes from expectations of capital expenditures and operating expenses and unanticipated project delays,

     - the ability of Equity Investees to make distributions to Leviathan,

     - the effect of the Year 2000 date change,

     - the ability to economically raise capital (debt and equity) to satisfy planned and unanticipated needs, and

     - other factors discussed more completely in Leviathan's other filings with the United States Securities and Exchange Commission.

     Leviathan disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained in Item 3 updates, and should be read in conjunction with information set forth in Part II, Item 7A in the Leviathan's Annual Report on Form 10-K for the year ended December 31, 1998, in addition to the interim consolidated financial statements, accompanying notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Item 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in market risks faced by Leviathan from those reported in Leviathan's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Each exhibit identified below is filed as part of this quarterly report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.15           -- Farmout Agreement dated October 25, 1999 by and between
                            Flextrend Development Company, L.L.C. and El Paso
                            Production GOM, Inc.
         27.             -- Financial Data Schedule.

     (b) Report on Form 8-K

     Leviathan filed a Current Report on Form 8-K with the Securities and Exchange Commission on July 15, 1999, regarding its June 30, 1999, acquisition from Natural Gas Pipeline Company of America of all of the outstanding stock of Natoco, Inc. and Naloco, Inc. and an ownership interest in certain lateral pipelines located in the Gulf.

     Leviathan filed an Amended Current Report on Form 8-K/A with the Securities and Exchange Commission on August 26, 1999, regarding its June 30, 1999, acquisition from Natural Gas Pipeline Company of America of all of the outstanding stock of Natoco, Inc. and Naloco, Inc. and an ownership interest in certain lateral pipelines located in the Gulf.

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

                                            LEVIATHAN GAS PIPELINE
                                            PARTNERS, L.P.

                                            By: LEVIATHAN GAS PIPELINE COMPANY,
                                              its General Partner

Date: November 12, 1999                     By:     /s/ KEITH B. FORMAN
                                              ----------------------------------
                                                       Keith B. Forman
                                                   Chief Financial Officer

Date: November 12, 1999                     By:     /s/ D. MARK LELAND
                                              ----------------------------------
                                                        D. Mark Leland
                                                Vice President and Controller
                                                (Principal Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.15           -- Farmout Agreement dated October 25, 1999 by and between
                            Flextrend Development Company, L.L.C. and El Paso
                            Production GOM, Inc.
         27.             -- Financial Data Schedule.