Form 10-Q
period 2000-03-31
EL PASO ENERGY PARTNERS LP
filed 2000-05-12
CIK 895040

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The registrant had 26,739,065 common units and 289,699 preference units outstanding as of May 10, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         EL PASO ENERGY PARTNERS, L.P.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)

                                                              FIRST QUARTER ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000       1999
                                                              --------   ---------
Operating revenues
  Gathering, transportation, and platform services..........  $13,158    $  4,373
  Oil and natural gas sales.................................    5,792       6,805
  Equity investment earnings................................    3,850      10,701
                                                              -------    --------
                                                               22,800      21,879
                                                              -------    --------
Operating expenses
  Cost of sales.............................................    1,072         610
  Operation and maintenance, net............................    2,008       5,114
  Depreciation, depletion, and amortization.................    6,476       6,719
                                                              -------    --------
                                                                9,556      12,443
                                                              -------    --------
Operating income............................................   13,244       9,436
Other income, net...........................................       82         103
                                                              -------    --------
Income before interest, income taxes, and other charges.....   13,326       9,539
                                                              -------    --------
Interest and debt expense...................................   11,380       6,102
Income tax benefit..........................................       (3)        (99)
Minority interest...........................................       10          37
                                                              -------    --------
                                                               11,387       6,040
                                                              -------    --------
Net income..................................................    1,939       3,499
Net income allocated to general partner.....................    3,232       2,838
                                                              -------    --------
Net income (loss) allocated to limited partners before
  accounting change.........................................   (1,293)        661
Cumulative effect of accounting change......................       --     (15,427)
                                                              -------    --------
Net loss allocated to limited partners......................  $(1,293)   $(14,766)
                                                              =======    ========
Basic and diluted net income (loss) per unit before
  accounting change.........................................  $ (0.05)   $   0.03
Cumulative effect of accounting change......................       --       (0.60)
                                                              -------    --------
Basic and diluted net loss per unit.........................  $ (0.05)   $  (0.57)
                                                              =======    ========
Weighted average number of units outstanding................   27,029      24,367
                                                              =======    ========

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                              MARCH 31,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
Current assets
  Cash and cash equivalents.................................   $  8,146      $  4,202
  Accounts receivable.......................................      9,691         8,501
  Other current assets......................................         61           254
                                                               --------      --------
          Total current assets..............................     17,898        12,957
Property, plant, and equipment, net.........................    397,951       373,759
Investments in unconsolidated affiliates....................    183,891       185,766
Other noncurrent assets.....................................     10,948        11,103
                                                               --------      --------
          Total assets......................................   $610,688      $583,585
                                                               ========      ========

                           LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Accounts payable..........................................   $ 15,849      $ 10,418

Notes payable...............................................    327,000       290,000
Long-term debt..............................................    175,000       175,000
Other noncurrent liabilities................................     12,539        12,164
                                                               --------      --------
          Total liabilities.................................    530,388       487,582
                                                               --------      --------
Commitments and contingencies
Minority interest...........................................       (654)         (486)
Partners' capital
  Limited partners
     Preference units; 289,699 units issued and
      outstanding...........................................      2,984         2,969
     Common units; 26,739,065 units issued and
      outstanding...........................................     77,851        93,277
  General partner...........................................        119           243
                                                               --------      --------
          Total partners' capital...........................     80,954        96,489
                                                               --------      --------
          Total liabilities and partners' capital...........   $610,688      $583,585
                                                               ========      ========

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FIRST QUARTER ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities
  Net income................................................  $  1,939   $  3,499
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............     6,476      6,719
     Distributed earnings of equity investees
       Earnings from equity investments.....................    (3,850)   (10,701)
       Distributions from equity investments................     8,740     10,090
  Other noncash items.......................................       701        279
  Working capital changes, net of non-cash transactions.....     6,447        130
                                                              --------   --------
          Net cash provided by operating activities.........    20,453     10,016
                                                              --------   --------
Cash flows from investing activities
  Additions to property, plant, and equipment...............    (6,086)    (5,619)
  Additions to investments in unconsolidated affiliates.....    (3,015)      (873)
  Cash paid for acquisitions, net of cash acquired..........   (26,476)        --
  Other.....................................................      (280)      (365)
                                                              --------   --------
          Net cash used in investing activities.............   (35,857)    (6,857)
                                                              --------   --------
Cash flows from financing activities
  Revolving credit borrowings, less issue costs.............    43,000     20,732
  Revolving credit repayments...............................    (6,000)    (5,000)
  Distributions to partners.................................   (17,652)   (15,628)
                                                              --------   --------
          Net cash provided by financing activities.........    19,348        104
                                                              --------   --------
Increase in cash and cash equivalents.......................     3,944      3,263
Cash and cash equivalents
  Beginning of period.......................................     4,202      3,108
                                                              --------   --------
  End of period.............................................  $  8,146   $  6,371
                                                              ========   ========

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 1999 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at March 31, 2000, and for the quarters ended March 31, 2000 and 1999, are unaudited. The condensed consolidated balance sheet at December 31, 1999, is derived from the audited financial statements. These financial statements do not include all disclosures required by generally accepted accounting principles, but have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In our opinion, all material adjustments, all of which are of a normal, recurring nature, have been made to fairly present our results of operations. Information for any interim period may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on our reported net income, cash flows or partners' capital.

  Cumulative Effect of Accounting Change

     In 1999, we changed our method of allocating net income to our partners' capital accounts from a method where income was allocated based on percentage ownership and proportionate share of cash distributions, to a method whereby income is allocated to the partners based upon the change from period to period in their respective claims on our book value capital. We believe that the new income allocation method is preferable because it more accurately reflects the income allocation provisions called for under the partnership agreement and the resulting partners' capital accounts are more reflective of a partner's claim on our book value capital at each period end. This change in accounting had no impact on our consolidated net income (loss) or our consolidated total partners' capital for any period presented. Furthermore, the change is not expected to impact the declaration of future cash distributions or affect an individual partner's tax basis in the partnership. The impact of this change in accounting has been recorded as a cumulative effect of an accounting change in our income allocation for the quarter ended March 31, 1999.

2. ACQUISITIONS

     In March 2000, we acquired the El Paso Intrastate-Alabama pipeline system, or EPIA, from a subsidiary of El Paso Energy Corporation for $26.5 million. We accounted for the acquisition as a purchase and assigned the purchase price to the assets and liabilities acquired based upon the estimated fair value of those assets and liabilities as of the acquisition date. The values assigned are preliminary and may be revised. The following is summary information related to the acquisition (in thousands):

Fair value of assets acquired..........................     $ 28,261
Fair value of liabilities assumed......................       (1,785)
                                                            --------
          Net cash paid................................     $ 26,476
                                                            ========

                         EL PASO ENERGY PARTNERS, L.P.

     The following information represents our consolidated results of operations on a pro forma basis for the three month periods ended March 31, 2000 and 1999, as if we acquired EPIA on January 1, 1999:

                                                               FIRST QUARTER ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER UNIT AMOUNTS)
Operating revenues..........................................  $31,283       $29,082
Operating income............................................  $14,188       $10,249
Net income..................................................  $ 2,322       $ 3,789
Basic and diluted net income (loss) per unit before
  accounting change.........................................  $ (0.03)      $  0.04

3. PARTNERS' CAPITAL

  Cash distributions

     In February 2000, we paid cash distributions of $0.275 per preference unit and $0.525 per common unit and our General Partner received incentive distributions of $3.2 million. In April 2000, we declared a cash distribution of $0.275 per preference unit and $0.5375 per common unit for the quarter ended March 31, 2000, which we will pay on May 15, 2000, to holders of record as of April 28, 2000. In addition, we will pay our General Partner $3.6 million in incentive distributions. At the current distribution rates, our General Partner receives approximately 20 percent of total cash distributions we pay.

4. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
Property, plant, and equipment, at cost
  Pipelines.................................................  $245,393      $220,816
  Platforms and facilities..................................   143,446       137,537
  Oil and natural gas properties............................   155,968       155,968
                                                              --------      --------
                                                               544,807       514,321
Less accumulated depreciation, depletion, and
  amortization..............................................   146,856       140,562
                                                              --------      --------
     Property, plant, and equipment, net....................  $397,951      $373,759
                                                              ========      ========

5. DEBT AND OTHER CREDIT FACILITIES

  Partnership Credit Facility

     We have a revolving credit facility with a syndicate of commercial banks to provide up to $375 million of available credit. As of March 31, 2000, we had $327 million outstanding under this facility and $48 million available. The average interest rate was 8.5 percent at March 31, 2000. We pay a commitment fee of 0.25 percent per annum on the unused and unavailable portion of the credit facility and 0.50 percent per annum on the unused and available portion.

                         EL PASO ENERGY PARTNERS, L.P.

 Other Credit Facilities

     Deepwater Holdings, L.L.C. and Poseidon Oil Pipeline Company, L.L.C. are parties to credit agreements under which each has outstanding obligations that may restrict their ability to pay distributions to their respective owners.

     Deepwater Holdings has a revolving credit facility with a syndicate of commercial banks to provide up to $175 million. As of March 31, 2000, Deepwater Holdings had $147 million outstanding under its credit facility at an average floating interest rate of 7.2 percent and had no additional availability under its borrowing base limitations.

     Poseidon has a revolving credit facility with a syndicate of commercial banks to provide up to $150 million. As of March 31, 2000, Poseidon had $150 million outstanding under its facility at an average floating interest rate of
7.4 percent.

6. COMMITMENTS AND CONTINGENCIES

  Hedging Activities

     At March 31, 2000, we had three oil and natural gas sales swaps covering a portion of our production for the calendar year 2000. For the three months ended March 31, 2000 and 1999, we recorded a net loss of $1.0 million and $0.4 million, respectively, on these contracts. Had we settled our open hedging positions as of March 31, 2000, based on the applicable settlement prices of the NYMEX futures contracts, we would have recognized losses of approximately $0.1 million related to our oil swap and $6.6 million related to our natural gas swaps.

  Legal Proceedings

     We are a named defendant in a lawsuit filed by Transcontinental Gas Pipeline Company. Transco alleges that it had the right, under a platform lease agreement with us, to expand its facilities and operations on the offshore platform by connecting additional pipeline receiving and appurtenant facilities. We denied Transco's request to expand its facilities and operations because we do not believe the lease agreement provides for such expansion, and because Transco's activities would have interfered with the Manta Ray Offshore system and our existing and planned activities on that platform. The case went to trial on April 3, 2000, and the jury found that we were not at fault and therefore awarded no damages to Transco. The final order is pending before the judge in the case.

     In January 2000, an anchor from a submersible drilling rig in tow damaged a section of the Poseidon system north of our Ship Shoal 332 platform. The accident resulted in the release of approximately 2,200 barrels of crude oil in the waters surrounding the system, caused damage to our platform, and resulted in initial shutdown of the system and certain surrounding facilities in which we have ownership interests and substantially limited throughput for 68 days. Poseidon estimates the cost to repair the damaged pipeline and clean up the crude oil released into the Gulf is approximately $17 million, and has placed the rig's owner on notice for liability and expenses due to the incident. The pipeline has been repaired and throughput has returned to normal levels.

                         EL PASO ENERGY PARTNERS, L.P.

     We have been named as a defendant in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, which deprived the U.S. Government of royalties. We have also been named as a defendant in a similar class action suit, Quinque Operating Company v. Gas Pipelines. This complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint. We believe both complaints are without merit.

     We are also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of our business.

     While the outcome of the matters discussed above cannot be predicted with certainty, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, results of operations, or cash flows.

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites.

     It is possible that new information or future developments could require us to reassess our potential exposure to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from current or discontinued operations, could result in substantial costs and liabilities in the future. As new information becomes available, or other developments occur, we will make accruals accordingly.

                         EL PASO ENERGY PARTNERS, L.P.

7. SEGMENT INFORMATION

     We segregate our business activities into two segments: Gathering, Transportation, and Platform Services and Oil and Natural Gas Production. These segments are strategic business units that offer different services and products. They are managed separately, as each requires different technology and marketing strategies. We measure segment performance based on performance cash flow, or an asset's or investment's ability to generate cash flow. We determine performance cash flow by taking earnings before interest, taxes, and depreciation, depletion, and amortization, and adding or subtracting as appropriate, cash distributions from equity investments, earnings attributable to equity investments, and other non-cash items. We use this measure as a supplemental financial measurement in the evaluation of our business, and you should not consider it an alternative to earnings before interest and taxes, or EBIT, as an indicator of our operating performance or to cash flows from operating activities as a measure of our liquidity. In addition, it may not be a comparable measurement among different companies. Performance cash flows are presented here to provide you with additional information about our assets and investments. The accounting policies of the individual segments are the same as ours. The following table summarizes certain financial information for our business segments:

                                                 GATHERING,
                                               TRANSPORTATION     OIL AND
                                                AND PLATFORM    NATURAL GAS   INTERSEGMENT
                                                  SERVICES      PRODUCTION    ELIMINATIONS   OTHER(1)    TOTAL
                                               --------------   -----------   ------------   --------   --------
                                                                   (IN THOUSANDS)
QUARTER ENDED MARCH 31, 2000:
  Revenue from external customers............     $ 13,158       $  5,792       $     --     $    --    $ 18,950
  Intersegment revenue.......................        3,166             --         (3,166)         --
  Earnings from equity investments...........        3,850             --             --          --       3,850
  Operation and maintenance expense, net.....        1,278          3,896         (3,166)         --       2,008
  Depreciation, depletion, and
    amortization.............................        3,361          3,060             --          55       6,476
  Operating income (loss)....................       14,593         (1,294)            --         (55)     13,244
  EBIT.......................................       14,594         (1,294)            --          26      13,326
  Performance cash flows.....................       22,844          1,402             --          82      24,328
  Assets.....................................      526,513         65,038             --      19,137     610,688
QUARTER ENDED MARCH 31, 1999:
  Revenue from external customers............     $  4,373       $  6,805       $     --     $    --    $ 11,178
  Intersegment revenue.......................        2,874             --         (2,874)         --          --
  Earnings from equity investments...........       10,701             --             --          --      10,701
  Operation and maintenance expense, net.....        3,726          4,262         (2,874)         --       5,114
  Depreciation, depletion, and
    amortization.............................        1,916          4,799             --           4       6,719
  Operating income (loss)....................       12,306         (2,866)            --          (4)      9,436
  EBIT.......................................       12,373         (2,866)            --          32       9,539
  Performance cash flows.....................       13,678          2,297             --          36      16,011
  Assets.....................................      351,275         81,349             --      10,616     443,240

---------------------

(1) Other represents income or assets not associated with our segment activities.

                         EL PASO ENERGY PARTNERS, L.P.

8. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     We hold investments in various affiliates which we account for using the equity method of accounting. Summarized financial information for these investments is as follows:

                              FIRST QUARTER ENDED
                                 MARCH 31, 2000
                                 (IN THOUSANDS)

                                              MANTA
                                               RAY                      DEEPWATER
                                           OFFSHORE(A)   NAUTILUS(A)   HOLDINGS(B)   POSEIDON   TOTAL
                                           -----------   -----------   -----------   --------   ------
OWNERSHIP INTEREST.......................     25.67%         25.67%           50%         36%
                                             ======        =======       =======     =======
OPERATING RESULTS DATA:
  Operating revenues.....................    $4,625        $ 2,702       $15,086     $11,130
  Other income (expense).................       707             (2)           87         195
  Operating expenses.....................      (852)          (603)       (8,354)     (1,678)
  Depreciation...........................      (800)        (1,475)       (4,039)     (1,941)
  Other expenses.........................       (18)           (90)       (1,494)     (2,827)
                                             ------        -------       -------     -------
  Net income.............................    $3,662        $   532       $ 1,286     $ 4,879
                                             ======        =======       =======     =======
OUR SHARE:
  Allocated income.......................    $  940        $   137       $   643     $ 1,756
  Adjustments(c).........................        57             --           903        (586)
                                             ------        -------       -------     -------
  Earnings from equity investments.......    $  997        $   137       $ 1,546     $ 1,170    $3,850
                                             ======        =======       =======     =======    ======
  Allocated distributions................    $1,562        $   638       $ 5,100     $ 1,440    $8,740
                                             ======        =======       =======     =======    ======

---------------

(a) We own indirect investments in Manta Ray Offshore Gathering Company, L.L.C. and Nautilus Pipeline Company, L.L.C. However, because we believe separate data on each of these investees is more meaningful, results have been reflected separately.
(b) Deepwater Holdings was formed in September 1999 and owns 100 percent of High Island Offshore System, L.L.C., East Breaks Gathering Company, L.L.C., U-T Offshore System, L.L.C., Stingray Pipeline Company, L.L.C., and West Cameron Dehydration Company, L.L.C.
(c) We recorded adjustments primarily for differences from estimated year end 1999 earnings reported in our Annual Report on Form 10-K and actual earnings reported in the 1999 audited annual reports of our unconsolidated affiliates, and for purchase price adjustments under Accounting Principles Board (APB) Opinion No. 16, "Business Combinations."

                         EL PASO ENERGY PARTNERS, L.P.

                              FIRST QUARTER ENDED
                                 MARCH 31, 1999
                                 (IN THOUSANDS)

                                MANTA                                                               WEST
                                 RAY                     VIOSCA                                    CAMERON
                             OFFSHORE(A)   NAUTILUS(A)    KNOLL    STINGRAY     HIOS      UTOS      DEHY     POSEIDON     TOTAL
                             -----------   -----------   -------   --------   --------   -------   -------   ---------   -------
OWNERSHIP INTEREST..........     25.67%        25.67%         50%        50%        40%     33.3%      50%          36%
                               =======       =======     =======   ========   ========   =======   ======    =========
OPERATING RESULTS DATA:
  Operating revenue.........   $ 3,446       $ 2,051     $ 7,361   $  4,432   $ 10,006   $   993   $  831    $  16,778
  Other income (expense)....       764          (234)         16        600         58        19        6          118
  Operating expenses........    (1,040)         (501)       (270)    (3,158)    (3,858)     (452)     (75)      (1,671)
  Depreciation..............    (1,221)       (1,479)       (950)    (1,901)    (1,091)     (140)      (4)      (1,911)
  Interest expense..........        --            --      (1,125)        --         --        --       (8)      (2,116)
                               -------       -------     -------   --------   --------   -------   ------    ---------
  Net income (loss).........   $ 1,949       $  (163)    $ 5,032   $    (27)  $  5,115   $   420   $  750    $  11,198
                               =======       =======     =======   ========   ========   =======   ======    =========
OUR SHARE:
  Allocated income (loss)...   $   500       $   (42)    $ 2,516   $    (14)  $  2,046   $   140   $  375    $   4,031
  Adjustments(b)............       (87)          (58)         --      1,112        185        27       --          (30)
                               -------       -------     -------   --------   --------   -------   ------    ---------
  Earnings (loss) from
    equity investments......   $   413       $  (100)    $ 2,516   $  1,098   $  2,231   $   167   $  375    $   4,001   $10,701
                               =======       =======     =======   ========   ========   =======   ======    =========   =======
  Allocated distributions...   $ 1,366       $   527     $ 3,350   $     --   $  1,600   $   333   $  275    $   2,639   $10,090
                               =======       =======     =======   ========   ========   =======   ======    =========   =======

---------------

(a) We own indirect investments in these investees. However, because we believe separate data for each of these investees is more meaningful, results have been reflected separately.
(b) We recorded adjustments primarily for differences from estimated year end 1998 earnings reported in our Annual Report on Form 10-K and actual earnings reported in the 1998 audited annual reports of our unconsolidated affiliates, and for purchase price adjustments under APB Opinion No. 16, except for Stingray which resulted from changes in estimates of reserves for uncollectible revenues.

9. RELATED PARTY TRANSACTIONS

     Our transactions with related parties and affiliates are as follows:

                                                               FIRST QUARTER
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
                                                              (IN THOUSANDS)
Revenues received from related parties:
  Oil and natural gas sales.................................  $5,696   $6,769
  Gathering, transportation and platform services...........      --      595
                                                              ------   ------
                                                              $5,696   $7,364
                                                              ======   ======
Expenses paid to related parties:
  Operating expenses(1).....................................  $4,529   $3,586
                                                              ======   ======
Reimbursements received from related parties:
  Operating expenses........................................  $5,021   $  188
                                                              ======   ======

---------------

(1) Included in these amounts are charges from El Paso Field Services of approximately $0.7 million and $0.5 million for other miscellaneous costs for the three month periods ended March 31, 2000 and March 31, 1999, respectively.

     There have been no changes to our related party relationships, except as described below, from our 1999 Annual Report on Form 10-K.

                         EL PASO ENERGY PARTNERS, L.P.

     As a result of assuming the operations of Deepwater Holdings' assets, we began receiving a reimbursement from Deepwater Holdings for the operation of HIOS, UTOS, East Breaks, Stingray, and West Cameron Dehy. This reimbursement is a fixed monthly amount covering normal operating activities and is recorded as a reduction to our operation and maintenance expense. To the extent our costs are more than the monthly reimbursement our operating expenses will be higher and to the extent our costs are lower than the monthly reimbursement our operating expense will be lower. In addition, due to the timing of actual costs, we may recognize fluctuations in our results of operations throughout the year.

     In November 1999, we entered into an agreement with El Paso Field Services whereby, for a fee approximating actual costs, Field Services began providing field personnel to operate Stingray and West
Cameron Dehy and, in February 2000, began operating HIOS, UTOS and East Breaks. On March 21, 2000, we entered into a similar agreement whereby Field Services will operate EPIA for a fee representing historical cost levels.

     In October 1999, we farmed out our working interest in the Ewing Bank 958 Unit to El Paso Production Company, a subsidiary of El Paso Energy. Under the terms of the farmout agreement, our overriding royalty interest in the Ewing Bank 958 Unit increased to a weighted average of approximately 9 percent. If El Paso Production recoups the costs associated with its drilling and completion activities on the unit, we can convert our royalty interest into a 30 percent undivided working interest. El Paso Production began drilling on the Ewing Bank 958 Unit in November 1999 and encountered over 200 feet of net hydrocarbon pay. As a result, El Paso Production contracted with us to build the TLP described below.

     In July 1999, we entered into a contract with MODEC International, L.L.C. for the design, construction, fabrication and installation of the hull, tendons, pilings and production risers for a tension-leg platform, or TLP, to be used as part of the Ewing Bank 958 Unit development. Upon the farm out of the Ewing Bank 958 Unit to El Paso Production, we suspended the construction of the TLP. In May 2000, we entered into a letter of intent with El Paso Production to install and own the TLP. The platform is anticipated to be delivered in April 2001 with first production anticipated to commence in June 2001.

10. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, to establish accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires us to classify derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, we may specifically designate a derivative as a hedge of:

     - the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,

     - the exposure to variable cash flows of a forecasted transaction, or

     - the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Statement of Financial Accounting Standards No. 137 amended the standard in June 1999. The amendment defers the effective date to fiscal years beginning after June 15, 2000. We are currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A and 8, in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the interim financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                              RECENT DEVELOPMENTS

     In May 2000, we notified the holders of our remaining 289,699 preference units of the beginning of their final opportunity to convert their preference units into common units in accordance with our partnership agreement. After this third and final conversion opportunity expires, we have the right and intend to redeem all remaining preference units for no more than $10.25 (subject to certain downward adjustments) per unit. This redemption price is below the closing price of preference units of $22.13 on May 5, 2000. Further, following this final conversion period, the preference units may no longer meet New York Stock Exchange minimum listing requirements and may be delisted.

     In March 2000, we acquired EPIA from a subsidiary of El Paso Energy for $26.5 million. EPIA is a natural gas gathering system in the coal seam producing regions of Alabama. This acquisition represents our first purchase of an onshore system.

     In January 2000, an anchor from a submersible drilling rig in tow damaged a section of the Poseidon system north of our Ship Shoal 332 platform. The accident resulted in the release of approximately 2,200 barrels of crude oil in the waters surrounding the system, caused damage to our platform, and resulted in initial shutdown of the system and certain surrounding facilities in which we have ownership interests for 68 days. Poseidon estimates the cost to repair the damaged pipeline and clean up of the crude oil released into the Gulf is approximately $17 million, and has placed the rig's owner on notice for liability and expenses due to the incident. Our earnings relating to Poseidon for the first quarter of 2000 were substantially lower than expected as a result of this accident. The pipeline has been repaired and throughput has returned to normal levels.

                             RESULTS OF OPERATIONS

     For the quarter ended March 31, 2000, our net income was $1.9 million versus $3.5 million for the quarter ended March 31, 1999. First quarter 2000 results included earnings from the newly installed Allegheny oil pipeline, higher contribution from the Viosca Knoll gathering system, and lower net operating costs primarily attributed to lower operating costs incurred as a result of consolidating and integrating pipeline operations in the western Gulf region relative to cost recoveries under our operating agreement with Deepwater Holdings, offset by lower earnings from Poseidon as a result of the pipeline rupture. EBIT was $13.3 million for the first quarter of 2000 versus $9.5 million for the first quarter of 1999. A more detailed analysis of our segment results and non-operating expenses is discussed below.

                                SEGMENT RESULTS

     The following table presents EBIT by segment and in total for each of the three months ended March 31:

                                                               2000         1999
                                                              -------      -------
                                                                 (IN THOUSANDS)
EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
Gathering, transportation, and platform services............  $14,594      $12,373
Oil and natural gas production..............................   (1,294)      (2,866)
                                                              -------      -------
  Segment EBIT..............................................   13,300        9,507
Non-segment activity, net...................................       26           32
                                                              -------      -------
  Consolidated EBIT.........................................  $13,326      $ 9,539
                                                              =======      =======

  EBIT variances are discussed in the segment results below.

GATHERING, TRANSPORTATION, AND PLATFORM SERVICES

                                                              FIRST QUARTER ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                               2000         1999
                                                              -------      -------
                                                                 (IN THOUSANDS)
Gathering and transportation................................  $10,305      $ 1,262
Platform services...........................................    6,019        5,985
Equity investment earnings..................................    3,850       10,701
                                                              -------      -------
  Total operating revenues..................................   20,174       17,948
Operating expenses, net.....................................   (5,581)      (5,642)
Other income................................................        1           67
                                                              -------      -------
  EBIT......................................................  $14,594      $12,373
                                                              =======      =======

     Operating revenues for the three months ended March 31, 2000, were $2.2 million higher than for the same period in 1999 primarily as a result of the purchase of an additional 49 percent interest in Viosca Knoll in June 1999 and the Allegheny oil pipeline being placed in service in the fourth quarter of 1999, partially offset by lower equity in earnings from Poseidon as a result of the pipeline rupture in January 2000.

     Operating expenses for the three months ended March 31, 2000, were approximately $0.1 million lower than in the same period in 1999 primarily as a result of consolidating and integrating pipeline operations in the western Gulf region relative to cost recoveries under our operating agreement with Deepwater Holdings, partially offset by the consolidation of Viosca Knoll beginning in the second quarter of 1999 and placing the Allegheny oil pipeline in service in the fourth quarter of 1999.

OIL AND NATURAL GAS PRODUCTION

                                                              FIRST QUARTER ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                               2000         1999
                                                              -------      -------
                                                                 (IN THOUSANDS,
                                                                EXCEPT VOLUMES)
Natural gas.................................................  $ 4,518      $ 5,767
Oil, condensate, and liquids................................    1,274        1,038
                                                              -------      -------
          Total operating revenues..........................    5,792        6,805
Operating expenses..........................................   (7,086)      (9,671)
Other income................................................       --           --
                                                              -------      -------
  EBIT......................................................  $(1,294)     $(2,866)
                                                              =======      =======
Volumes(1)
  Natural gas sales (MMcf)..................................    1,887        3,584
                                                              =======      =======
  Oil, condensate, and liquid sales (MBBls).................       59           99
                                                              =======      =======
Weighted average realized prices(1)
  Natural gas ($/Mcf).......................................  $  2.36      $  1.60
                                                              =======      =======
  Oil, condensate, and liquids ($/BBl)......................  $ 20.74      $ 10.46
                                                              =======      =======

---------------

(1) As generally used in the energy industry and in this document, the following terms have the following meanings:

  MMcf = million cubic feet
  MBBls = thousand barrels
  Mcf   = thousand cubic feet
  BBl   = barrel

     Oil and natural gas sales for the three months ended March 31, 2000, were $1.0 million lower when compared to the same period in 1999. The decrease is a result of lower oil and natural gas production due to normal depletion of existing reserves and the shut in of Garden Banks 72 and 117 as a result of the Poseidon rupture, offset by higher realized prices of both oil and natural gas.

     Operating expenses for the three months ended March 31, 2000, were approximately $2.6 million lower than in the same period in 1999 primarily as a result of lower depletion due to lower oil and natural gas production.

INTEREST AND DEBT EXPENSE

     Interest and debt expense, net of capitalized interest, for the three months ended March 31, 2000, was approximately $5.3 million higher than 1999, due to higher average debt levels and interest rates in 2000.

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was approximately $20.5 million for the three months ended March 31, 2000, compared to approximately $10.0 million for the same period in 1999. Cash from operations increased approximately $5.5 million due to higher distributions from equity investments in excess of equity earnings in the three months ended March 31, 2000 compared to the same period of 1999, along with favorable working capital changes in the 2000 period.

CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was approximately $35.9 million for the three months ended March 31, 2000, due to our acquisition of EPIA and additions to property, plant, and equipment along with additional expenditures on equity investments.

     We expect that funding for capital expenditures, acquisitions, and other investing expenditures will be provided by internally generated funds, available capacity under existing credit facilities, and/or the issuance of other long-term debt or equity.

CASH FROM FINANCING ACTIVITIES

     Net cash flows provided by financing activities totaled approximately $19.3 million for the three months ended March 31, 2000. During 2000, we increased the amounts outstanding under our credit facility by $37.0 million and made distributions to partners of $17.7 million.

     We expect that future funding for long-term debt retirements, distributions, and other financing expenditures will be provided by internally generated funds, available capacity under existing credit facilities, and/or the issuance of other long-term debt or equity.

                         COMMITMENTS AND CONTINGENCIES

     See Note 6, which is incorporated herein by reference.

                                     OTHER

     In January 2000, El Paso Energy announced it had entered into an agreement to merge with The Coastal Corporation. In May 2000, the shareholders of El Paso Energy and Coastal approved the merger. Coastal is the parent Company of ANR Pipeline Company, which is our joint venture partner in Deepwater Holdings. The merger is subject to certain conditions, including receipt of certain required government approvals. If the merger is completed, ANR will become our affiliate.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Note 10, which is incorporated herein by reference.

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING STATEMENTS

     We have made statements in this document that constitute forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations. These statements may relate to information or assumptions about:

     - earnings per unit;

     - capital and other expenditures;

     - cash distributions;

     - financing plans;

     - capital structure;

     - cash flow;

     - pending legal proceedings and claims, including environmental matters;

     - future economic performance;

     - operating income;

     - cost savings;

     - management's plans; and

     - goals and objectives for future operations.

     Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

     - the increasing competition within our industry;

     - the timing and extent of changes in commodity prices for natural gas and oil;

     - the uncertainties associated with customer contract expirations on our pipeline systems; and

     - the conditions of equity and other capital markets.

     These risk factors are more fully described in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 1999.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I -- Financial Information, Note 6, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Each exhibit identified below is filed as part of this quarterly report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Certificate of Amendment to the Certificate of Limited
                            Partnership of El Paso Energy Partners, as filed with the
                            Delaware Secretary of State on
                            December 1, 1999.
          3.2            -- Amendment Number 3 to the Amended and Restated Agreement
                            of Limited Partnership of El Paso Energy Partners.
         10.14           -- Limited Liability Company Agreement for Poseidon Oil
                            Pipeline Company, L.L.C. dated February 14, 1996; First
                            Amendment to the Limited Liability Company Agreement for
                            Poseidon Oil Pipeline Company, L.L.C. dated February 14,
                            1996.
         10.15           -- Limited Liability Company Agreement of Neptune Pipeline
                            Company, L.L.C. dated January 17, 1997.
         10.16           -- Limited Liability Company Agreement of Ocean Breeze
                            Pipeline Company, L.L.C. dated January 17, 1997.
         10.17           -- Limited Liability Company Agreement of Nemo Gathering
                            Company, L.L.C. dated July 26, 1999.
         10.18           -- Limited Liability Company Agreement of Deepwater
                            Holdings, L.L.C. dated September 30, 1999.
         10.19           -- Purchase and Sale Agreement dated as of September 30,
                            1999 between Leviathan Deepwater, L.L.C. and ANR Western
                            Gulf Holdings, L.L.C.
         10.20           -- Fabrication Agreement dated as of July 16, 1999 by and
                            between Delos Offshore Company and MODEC International
                            LLC; Amendment No. 1 to the Fabrication Agreement dated
                            as of August 31, 1999 by and between Delos Offshore
                            Company and MODEC International LLC.
         27              -- Financial Data Schedule.

     (b) Report on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EL PASO ENERGY PARTNERS, L.P.

                                          By: EL PASO ENERGY PARTNERS COMPANY,
                                            its General Partner

Date: May 11, 2000                        By:      /s/ KEITH B. FORMAN
                                            ------------------------------------
                                                      Keith B. Forman
                                                  Chief Financial Officer

Date: May 11, 2000                        By:      /s/ D. MARK LELAND
                                            ------------------------------------
                                                       D. Mark Leland
                                               Vice President and Controller
                                               (Principal Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Certificate of Amendment to the Certificate of Limited
                            Partnership of El Paso Energy Partners, as filed with the
                            Delaware Secretary of State on
                            December 1, 1999.
          3.2            -- Amendment Number 3 to the Amended and Restated Agreement
                            of Limited Partnership of El Paso Energy Partners.
         10.14           -- Limited Liability Company Agreement for Poseidon Oil
                            Pipeline Company, L.L.C. dated February 14, 1996; First
                            Amendment to the Limited Liability Company Agreement for
                            Poseidon Oil Pipeline Company, L.L.C. dated February 14,
                            1996.
         10.15           -- Limited Liability Company Agreement of Neptune Pipeline
                            Company, L.L.C. dated January 17, 1997.
         10.16           -- Limited Liability Company Agreement of Ocean Breeze
                            Pipeline Company, L.L.C. dated January 17, 1997.
         10.17           -- Limited Liability Company Agreement of Nemo Gathering
                            Company, L.L.C. dated July 26, 1999.
         10.18           -- Limited Liability Company Agreement of Deepwater
                            Holdings, L.L.C. dated September 30, 1999.
         10.19           -- Purchase and Sale Agreement dated as of September 30,
                            1999 between Leviathan Deepwater, L.L.C. and ANR Western
                            Gulf Holdings, L.L.C.
         10.20           -- Fabrication Agreement dated as of July 16, 1999 by and
                            between Delos Offshore Company and MODEC International
                            LLC; Amendment No. 1 to the Fabrication Agreement dated
                            as of August 31, 1999 by and between Delos Offshore
                            Company and MODEC International LLC.
         27              -- Financial Data Schedule.