Form 10-Q
period 2000-06-30
EL PASO ENERGY PARTNERS LP
filed 2000-08-10
CIK 895040

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The registrant had 30,951,554 common units and 77,210 preference units outstanding as of August 8, 2000.

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
                                  (UNAUDITED)

                                                               QUARTER            SIX MONTHS
                                                           ENDED JUNE 30,       ENDED JUNE 30,
                                                          -----------------   ------------------
                                                           2000      1999      2000       1999
                                                          -------   -------   -------   --------
Operating revenues
  Gathering, transportation, and platform services......  $20,800   $ 6,425   $33,958   $ 10,798
  Oil and natural gas sales.............................    5,841     7,845    11,414     14,040
  Equity investment earnings............................    6,222     9,252    10,072     19,953
                                                          -------   -------   -------   --------
                                                           32,863    23,522    55,444     44,791
                                                          -------   -------   -------   --------
Operating expenses
  Purchased natural gas costs...........................    4,641        --     5,585         --
  Operation and maintenance, net........................    1,593     4,760     3,510      9,874
  Depreciation, depletion, and amortization.............    6,988     7,009    13,464     13,727
                                                          -------   -------   -------   --------
                                                           13,222    11,769    22,559     23,601
                                                          -------   -------   -------   --------
Operating income........................................   19,641    11,753    32,885     21,190
Other income, net.......................................    1,085       165     1,167        268
                                                          -------   -------   -------   --------
Income before interest, income taxes, and other
  charges...............................................   20,726    11,918    34,052     21,458
                                                          -------   -------   -------   --------
Interest and debt expense...............................   12,370     7,766    23,750     13,868
Income tax benefit......................................     (136)      (79)     (139)      (177)
Minority interest.......................................      125        43       135         80
                                                          -------   -------   -------   --------
                                                           12,359     7,730    23,746     13,771
                                                          -------   -------   -------   --------
Net income..............................................    8,367     4,188    10,306      7,687
Net income allocated to general partner.................    3,622     2,847     6,854      5,685
                                                          -------   -------   -------   --------
Net income allocated to limited partners before
  accounting change.....................................    4,745     1,341     3,452      2,002
Cumulative effect of accounting change..................       --        --        --    (15,427)
                                                          -------   -------   -------   --------
Net income (loss) allocated to limited partners.........  $ 4,745   $ 1,341   $ 3,452   $(13,425)
                                                          =======   =======   =======   ========
Basic and diluted net income per unit before accounting
  change................................................  $  0.18   $  0.05   $  0.13   $   0.08
Cumulative effect of accounting change..................       --        --        --      (0.60)
                                                          -------   -------   -------   --------
Basic and diluted net income (loss) per unit............  $  0.18   $  0.05   $  0.13   $  (0.52)
                                                          =======   =======   =======   ========
Weighted average number of units outstanding............   27,029    25,244    27,029     24,808
                                                          =======   =======   =======   ========

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                        ASSETS

Current assets
  Cash and cash equivalents.................................  $ 10,630      $  4,202
  Accounts receivable.......................................    14,173         8,501
  Other current assets......................................     2,478           254
                                                              --------      --------
          Total current assets..............................    27,281        12,957
Property, plant, and equipment, net.........................   414,724       373,759
Investments in unconsolidated affiliates....................   189,242       185,766
Other.......................................................    11,068        11,103
                                                              --------      --------
          Total assets......................................  $642,315      $583,585
                                                              ========      ========

                          LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Accounts payable and accrued liabilities..................  $ 15,071      $ 10,418

Notes payable...............................................   369,000       290,000
Long-term debt..............................................   175,000       175,000
Other noncurrent liabilities................................    12,772        12,164
                                                              --------      --------
          Total liabilities.................................   571,843       487,582
Commitments and contingencies
Minority interest...........................................      (715)         (486)
Partners' capital
  Limited partners
     Preference units; 289,699 units issued and
      outstanding...........................................     3,005         2,969
     Common units; 26,739,065 units issued and
      outstanding...........................................    68,125        93,277
  General partner...........................................        57           243
                                                              --------      --------
          Total partners' capital...........................    71,187        96,489
                                                              --------      --------
          Total liabilities and partners' capital...........  $642,315      $583,585
                                                              ========      ========

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                2000       1999
                                                              --------   ---------
Cash flows from operating activities
  Net income................................................  $ 10,306   $   7,687
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............    13,464      13,727
     Distributed earnings of equity investees
       Earnings from equity investments.....................   (10,072)    (19,953)
       Distributions from equity investments................    15,484      24,108
     Reversal of litigation reserve.........................    (2,250)         --
     Other noncash items....................................     1,278         721
     Working capital changes, net of non-cash
      transactions..........................................     1,130      (2,650)
                                                              --------   ---------
          Net cash provided by operating activities.........    29,340      23,640
                                                              --------   ---------
Cash flows from investing activities
  Additions to property, plant, and equipment...............   (29,482)    (17,441)
  Additions to investments in unconsolidated affiliates.....    (8,888)     (4,393)
  Cash paid for acquisitions, net of cash acquired..........   (26,476)    (70,984)
  Other.....................................................      (183)         --
                                                              --------   ---------
          Net cash used in investing activities.............   (65,029)    (92,818)
                                                              --------   ---------
Cash flows from financing activities
  Revolving credit borrowings...............................    89,090      91,496
  Revolving credit repayments...............................   (11,000)   (160,350)
  Net proceeds from issuance of long-term debt..............        --     168,878
  Distributions to partners.................................   (35,973)    (31,256)
  General Partner's contribution............................        --         603
                                                              --------   ---------
          Net cash provided by financing activities.........    42,117      69,371
                                                              --------   ---------
Increase in cash and cash equivalents.......................     6,428         193
Cash and cash equivalents
  Beginning of period.......................................     4,202       3,108
                                                              --------   ---------
  End of period.............................................  $ 10,630   $   3,301
                                                              ========   =========

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 1999 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at June 30, 2000, and for the quarters and six months ended June 30, 2000 and 1999, are unaudited. The condensed consolidated balance sheet at December 31, 1999, is derived from the audited financial statements. These financial statements do not include all disclosures required by accounting principles generally accepted in the United States, but have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In our opinion, all material adjustments, all of which are of a normal, recurring nature, have been made to fairly present our results of operations. Information for any interim period may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on our reported net income or partners' capital.

  Cumulative Effect of Accounting Change

     In 1999, we changed our method of allocating net income to our partners' capital accounts from a method whereby we allocated income based on percentage ownership and proportionate share of cash distributions, to a method whereby income is allocated to the partners based upon the change from period to period in their respective claims on our book value capital. We believe that the new income allocation method is preferable because it better reflects the income allocation provisions called for under the partnership agreement and the resulting partners' capital accounts are more reflective of a partner's claim on our book value capital at each period end. This change in accounting had no impact on our consolidated net income (loss) or our consolidated total partners' capital for any period presented. Furthermore, we do not expect the change to impact the declaration of future cash distributions or affect an individual partner's tax basis in the partnership. The impact of this change in accounting has been recorded as a cumulative effect of an accounting change in our income allocation for the quarter ended March 31, 1999.

2. ACQUISITIONS

     In March 2000, we acquired the El Paso Intrastate-Alabama pipeline system, or EPIA, from a subsidiary of El Paso Energy Corporation for $26.5 million in cash. In addition to providing transportation services, EPIA provides marketing services through the purchase and resale of natural gas. EPIA buys natural gas from regional producers and others and sells natural gas to local distribution companies and others. We accounted for the acquisition as a purchase and assigned the purchase price to the assets and liabilities acquired based upon the estimated fair value of those assets and liabilities as of the acquisition date. The values assigned are preliminary and may be revised. The following is summary information related to the acquisition (in thousands):

Fair value of assets acquired..........................     $ 28,261
Fair value of liabilities assumed......................       (1,785)
                                                            --------
          Net cash paid................................     $ 26,476
                                                            ========

                         EL PASO ENERGY PARTNERS, L.P.

     The following information represents our consolidated results of operations on a pro forma basis for the six month periods ended June 30, 2000 and 1999, as if we acquired EPIA on January 1, 1999:

                                                                    SIX MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER UNIT AMOUNTS)
Operating revenues..........................................  $64,317       $59,645
Operating income............................................  $33,829       $22,165
Net income..................................................  $10,689       $ 9,462
Basic and diluted net income per unit.......................  $  0.14       $  0.14

3. PARTNERS' CAPITAL

  Public offering of common units

     In July 2000, we completed a public offering of 4,000,000 common units. We used the net cash proceeds of $87.2 million to temporarily reduce the balance outstanding under our revolving credit facility. If, within 30 days, the underwriters exercise in full their over-allotment option covering an additional 600,000 common units, we expect to receive an additional $13.2 million in net cash proceeds, all of which would be used to temporarily reduce the balance outstanding under our revolving credit facility.

  Cash distributions

     The following table reflects our per unit cash distributions to our preference and common unitholders and the total incentive distributions paid to our general partner during the six months ended June 30, 2000:

                                                     PREFERENCE    COMMON        GENERAL
                    MONTH PAID                          UNIT        UNIT         PARTNER
                    ----------                       ----------    -------       -------
                                                                              (IN MILLIONS)
February...........................................    $0.275      $0.525         $3.2
                                                       ======      =======        ====
May................................................    $0.275      $0.5375        $3.6
                                                       ======      =======        ====

     In July 2000, we declared a cash distribution of $0.275 per preference unit and $0.5375 per common unit, which we will pay on August 15, 2000, to unitholders of record as of July 31, 2000. In addition, we will pay our General Partner $4.1 million in incentive distributions. At the current distribution rates, our General Partner receives approximately 20 percent of total cash distributions we pay.

4. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following at June 30, 2000 and December 31, 1999:

                                                                2000         1999
                                                              --------   ------------
                                                                  (IN THOUSANDS)
Property, plant, and equipment, at cost
  Pipelines.................................................  $246,145     $220,816
  Platforms and facilities..................................   165,917      137,537
  Oil and natural gas properties............................   156,140      155,968
                                                              --------     --------
                                                               568,202      514,321
Less accumulated depreciation, depletion, and
  amortization..............................................   153,478      140,562
                                                              --------     --------
     Property, plant, and equipment, net....................  $414,724     $373,759
                                                              ========     ========

                         EL PASO ENERGY PARTNERS, L.P.

5. DEBT AND OTHER CREDIT FACILITIES

  Partnership Credit Facility

     In June 2000, we amended and restated our revolving credit facility with a syndicate of commercial banks to provide up to $500 million of available credit. As of June 30, 2000, we had $369 million outstanding under this facility and $53 million available, and the average interest rate was 9.3%. We pay a commitment fee of 0.25% per annum on the unused and unavailable portion of the credit facility and 0.50% per annum on the unused and available portion.

 Other Credit Facilities

     Deepwater Holdings, L.L.C. and Poseidon Oil Pipeline Company, L.L.C. are parties to credit agreements under which each has outstanding obligations that may restrict their ability to pay distributions to their respective owners.

     Deepwater Holdings has a revolving credit facility with a syndicate of commercial banks to provide up to $175 million. As of June 30, 2000, Deepwater Holdings had $151 million outstanding under its credit facility at an average floating interest rate of 8.16% and had no additional availability under its borrowing base limitations.

     Poseidon has a revolving credit facility with a syndicate of commercial banks to provide up to $150 million. As of June 30, 2000, Poseidon had $150 million outstanding under its facility at an average floating interest rate of 7.5%.

6. COMMITMENTS AND CONTINGENCIES

  Hedging Activities

     At June 30, 2000, we had three oil and natural gas sales swaps covering a portion of our production for the calendar year 2000. For the six months ended June 30, 2000 and 1999, we recorded a net loss of $3.9 million and $0.7 million on these contracts. Had we settled our open hedging positions as of June 30, 2000, based on the applicable settlement prices of the NYMEX futures contracts, we would have recognized losses of approximately $0.5 million related to our oil swap and $9.0 million related to our natural gas swaps.

  Legal Proceedings

     We are a named defendant in a lawsuit filed by Transcontinental Gas Pipeline Company. Transco alleged that it had the right, under a platform lease agreement with us, to expand its facilities and operations on the offshore platform by connecting additional pipeline receiving and appurtenant facilities. We denied Transco's request to expand its facilities and operations because we do not believe the lease agreement provides for such expansion, and because Transco's activities would have interfered with the Manta Ray Offshore system and our existing and planned activities on that platform. The case went to trial on April 3, 2000, and the jury found that we were not at fault and therefore awarded no damages to Transco. Transco has filed motions related to the jury's findings.

     In January 2000, an anchor from a submersible drilling rig in tow damaged a section of the Poseidon system north of our Ship Shoal 332 platform. The accident resulted in the release of approximately 2,200 barrels of crude oil in the waters surrounding the system, caused damage to our platform, and resulted in initial shutdown of the system and certain surrounding facilities in which we have ownership interests. Poseidon's costs to repair the damaged pipeline and clean up the crude oil released into the Gulf was approximately $17 million, and Poseidon has filed a lawsuit against the rig's owner. As of the end of the first quarter, the pipeline was repaired and throughput returned to normal levels. In June 2000, we recorded income of $1.0 million of insurance proceeds for business interruption.

                         EL PASO ENERGY PARTNERS, L.P.

     We are named a defendant in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. We have also been named as a defendant in a similar class action suit, Quinque Operating Company v. Gas Pipelines. This complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint. We believe both complaints are without merit.

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

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations, and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will make accruals accordingly.

                         EL PASO ENERGY PARTNERS, L.P.

7. SEGMENT INFORMATION

     We segregate our business activities into two segments: Gathering, Transportation, and Platform Services and Oil and Natural Gas Production. As a result of our acquisition of EPIA in March 2000, we began providing marketing services to our customers. Our marketing activities are recorded in the Gathering, Transportation, and Platform Services segment. Each of our segments are business units that offer different services and products. They are managed separately, as each requires different technology and marketing strategies. We measure segment performance based on performance cash flows, or an asset's or investment's ability to generate cash flow. We determine performance cash flows by taking earnings before interest, taxes, and depreciation, depletion, and amortization, and adding or subtracting as appropriate, cash distributions from equity investments, earnings attributable to equity investments, and other cash and non-cash items. We use this measure as a supplemental financial measurement in the evaluation of our business, and you should not consider it an alternative to earnings before interest and taxes, or EBIT, as an indicator of our operating performance or to cash flows from operating activities as a measure of our liquidity. In addition, it may not be a comparable measurement among different companies. Performance cash flows are presented here to provide you with additional information about our assets and investments. The accounting policies of the individual segments are the same as ours. The following table summarizes certain financial information for our business segments (in thousands):

                                                            GATHERING,
                                                          TRANSPORTATION,     OIL AND
                                                           AND PLATFORM     NATURAL GAS
                                                             SERVICES       PRODUCTION    OTHER(1)    TOTAL
                                                          ---------------   -----------   --------   --------
                                                             AS OF AND FOR THE QUARTER ENDED JUNE 30, 2000
                                                          ---------------------------------------------------
  Revenue from external customers.......................     $ 20,800         $ 5,841     $    --    $ 26,641
  Intersegment revenue..................................        3,453              --      (3,453)         --
  Earnings from equity investments......................        6,222              --          --       6,222
  Depreciation, depletion, and amortization.............        3,804           3,148          36       6,988
  Operating income (loss)...............................       20,924          (1,248)        (35)     19,641
  EBIT..................................................       21,932          (1,248)         42      20,726
  Performance cash flows................................       26,008           1,900          78      27,986
  Assets................................................      557,909          62,509      21,897     642,315

                                                             AS OF AND FOR THE QUARTER ENDED JUNE 30, 1999
                                                          ---------------------------------------------------
  Revenue from external customers.......................     $  6,425         $ 7,845     $    --    $ 14,270
  Intersegment revenue..................................        3,136              --      (3,136)         --
  Earnings from equity investments......................        9,252              --          --       9,252
  Depreciation, depletion, and amortization.............        2,320           4,686           3       7,009
  Operating income (loss)...............................       12,932          (1,177)         (2)     11,753
  EBIT..................................................       13,000          (1,177)         95      11,918
  Performance cash flows................................       20,087           3,796          98      23,981
  Assets................................................      532,647          77,871      15,395     625,913

                                                           AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                          ---------------------------------------------------
  Revenue from external customers.......................     $ 33,958         $11,414     $    --    $ 45,372
  Intersegment revenue..................................        6,619              --      (6,619)         --
  Earnings from equity investments......................       10,072              --          --      10,072
  Depreciation, depletion, and amortization.............        7,165           6,208          91      13,464
  Operating income (loss)...............................       35,517          (2,542)        (90)     32,885
  EBIT..................................................       36,526          (2,542)         68      34,052
  Performance cash flows................................       48,853           3,303         158      52,314
  Assets................................................      557,909          62,509      21,897     642,315

---------------

(1) Represents intersegment eliminations and other income or assets not associated with our segment activities.

                         EL PASO ENERGY PARTNERS, L.P.

                                                            GATHERING,
                                                          TRANSPORTATION,     OIL AND
                                                           AND PLATFORM     NATURAL GAS
                                                             SERVICES       PRODUCTION    OTHER(1)    TOTAL
                                                          ---------------   -----------   --------   --------
                                                             AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                                          ---------------------------------------------------
  Revenue from external customers.......................     $ 10,798         $14,040     $    --    $ 24,838
  Intersegment revenue..................................        6,010              --      (6,010)         --
  Earnings from equity investments......................       19,953              --          --      19,953
  Depreciation, depletion, and amortization.............        4,236           9,484           7      13,727
  Operating income (loss)...............................       25,239          (4,043)         (6)     21,190
  EBIT..................................................       25,375          (4,043)        126      21,458
  Performance cash flows................................       33,765           6,093         134      39,992
  Assets................................................      532,647          77,871      15,395     625,913

---------------------

(1) Represents intersegment eliminations and other income or assets not associated with our segment activities.

8. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     We hold investments in various affiliates which we account for using the equity method of accounting. Summarized financial information for these investments is as follows:

                                                         SIX MONTHS ENDED JUNE 30, 2000
                                          ------------------------------------------------------------
                                             MANTA
                                              RAY                      DEEPWATER
                                          OFFSHORE(A)   NAUTILUS(A)   HOLDINGS(B)   POSEIDON    TOTAL
                                          -----------   -----------   -----------   --------   -------
OWNERSHIP INTEREST......................      25.67%        25.67%           50%         36%
                                            =======       =======      ========     =======
                                                                 (IN THOUSANDS)
OPERATING RESULTS DATA:
  Operating revenues....................    $ 9,245       $ 5,711      $ 31,121     $30,257
  Other income (expense)................      1,134           (16)          172         464
  Operating expenses....................     (1,733)         (987)      (16,117)     (3,843)
  Depreciation..........................     (1,985)       (2,945)       (8,409)     (4,815)
  Other expenses........................        (36)         (180)       (3,160)     (5,423)
                                            -------       -------      --------     -------
  Net income............................    $ 6,625       $ 1,583      $  3,607     $16,640
                                            =======       =======      ========     =======
OUR SHARE:
  Allocated income......................    $ 1,701       $   406      $  1,804     $ 5,990
  Adjustments(c)........................          3            --           784        (616)
                                            -------       -------      --------     -------
  Earnings from equity investments......    $ 1,704       $   406      $  2,588     $ 5,374    $10,072
                                            =======       =======      ========     =======    =======
  Allocated distributions...............    $ 3,102       $ 1,218      $  7,600     $ 3,564    $15,484
                                            =======       =======      ========     =======    =======

---------------------

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

                         EL PASO ENERGY PARTNERS, L.P.

                                                                 SIX MONTHS ENDED JUNE 30, 1999
                               --------------------------------------------------------------------------------------------------
                                  MANTA                                                               WEST
                                   RAY                      VIOSCA                                   CAMERON
                               OFFSHORE(A)   NAUTILUS(A)   KNOLL(B)   STINGRAY    HIOS      UTOS      DEHY     POSEIDON    TOTAL
                               -----------   -----------   --------   --------   -------   -------   -------   --------   -------
OWNERSHIP INTEREST............     25.67%        25.67%         50%        50%        40%     33.3%      50%         36%
                                 =======       =======     =======    =======    =======   =======   ======    ========
                                                                         (IN THOUSANDS)
OPERATING RESULTS DATA:
  Operating revenue...........   $ 7,780       $ 4,453     $12,338    $ 9,068    $19,350   $ 2,119   $1,475    $ 36,217
  Other income (expense)......     1,144          (123)         31      1,105        118        33       13         191
  Operating expenses..........    (1,997)         (698)       (925)    (5,569)    (8,649)   (1,074)    (142)     (3,814)
  Depreciation................    (2,523)       (2,964)     (1,752)    (3,800)    (2,321)     (280)      (8)     (2,301)
  Interest expense............       (18)         (182)     (1,973)      (858)        --        --       --      (4,220)
                                 -------       -------     -------    -------    -------   -------   ------    --------
  Net income (loss)...........   $ 4,386       $   486     $ 7,719    $   (54)   $ 8,498   $   798   $1,338    $ 26,073
                                 =======       =======     =======    =======    =======   =======   ======    ========
OUR SHARE:
  Allocated income (loss).....   $ 1,126       $   125     $ 3,860    $   (27)   $ 3,399   $   266   $  669    $  9,386
  Adjustments(c)..............      (174)          (57)         --      1,121        299        20       --         (60)
                                 -------       -------     -------    -------    -------   -------   ------    --------
  Earnings from equity
    investments...............   $   952       $    68     $ 3,860    $ 1,094    $ 3,698   $   286   $  669    $  9,326   $19,953
                                 =======       =======     =======    =======    =======   =======   ======    ========   =======
  Allocated distributions.....   $ 1,954       $   757     $ 6,350    $ 2,501    $ 4,200   $   333   $  550    $  7,463   $24,108
                                 =======       =======     =======    =======    =======   =======   ======    ========   =======

---------------

(a) We own indirect investments in these investees. However, because we believe separate data for each of these investees is more meaningful, results have been reflected separately.
(b) The information presented for Viosca Knoll as an equity investment is through May 31, 1999. On June 1, 1999, we began consolidating the results of Viosca Knoll as a result of acquiring an additional 49 percent interest in the system.
(c) We recorded adjustments primarily for differences from estimated year end 1998 earnings reported in our Annual Report on Form 10-K and actual earnings reported in the 1998 audited annual reports of our unconsolidated affiliates, and for purchase price adjustments under APB Opinion No. 16, except for Stingray which resulted from changes in estimates of reserves for uncollectible revenues.

9. RELATED PARTY TRANSACTIONS

     Our transactions with related parties and affiliates are as follows (in thousands):

                                                            QUARTER             SIX MONTHS
                                                         ENDED JUNE 30,       ENDED JUNE 30,
                                                        ----------------    ------------------
                                                         2000      1999      2000       1999
                                                        ------    ------    -------    -------
Revenues received from related parties:
  Oil and natural gas sales...........................  $5,951    $8,257    $11,647    $15,026
  Gathering, transportation and platform services.....      50       395         50        990
                                                        ------    ------    -------    -------
                                                        $6,001    $8,652    $11,697    $16,016
                                                        ======    ======    =======    =======
Expenses paid to related parties:
  Purchased natural gas costs.........................  $1,565    $   --    $ 2,050    $    --
  Operating expenses(1)...............................   5,092     3,551      9,621      7,137
                                                        ------    ------    -------    -------
                                                        $6,657    $3,551    $11,671    $ 7,137
                                                        ======    ======    =======    =======
Reimbursements received from related parties:
  Operating expenses..................................  $5,704    $  114    $10,725    $   302
                                                        ======    ======    =======    =======

---------------

(1) Included in these amounts are charges for other miscellaneous costs from El Paso Field Services of approximately $0.5 million for the quarter ended June 30, 2000, $0.7 million for the quarter ended June 30, 1999, and $1.2 million for each of the six month periods ended June 30, 2000 and June 30, 1999.

                         EL PASO ENERGY PARTNERS, L.P.

     There have been no changes to our related party relationships, except as described below, from our 1999 Annual Report on Form 10-K.

     As a result of becoming the operator of Deepwater Holdings' assets, we began receiving a reimbursement from Deepwater Holdings for the cost of operating HIOS, UTOS, East Breaks, Stingray, and West Cameron Dehy. This reimbursement is a fixed monthly amount covering normal operating activities and is recorded as a reduction to our operation and maintenance expense. To the extent our costs are more than the monthly reimbursement, our operating expenses will be higher, and to the extent our costs are lower than the monthly reimbursement, our operating expense will be lower. In addition, due to the timing of actual costs, we may recognize fluctuations in our results of operations throughout the year.

     In November 1999, we entered into an agreement with El Paso Field Services under which they provide personnel to operate Stingray and West Cameron Dehy. In February 2000, El Paso Field Services also began operating HIOS, UTOS and East Breaks. On March 21, 2000, we entered into a similar agreement whereby El Paso Field Services will operate EPIA. All fees paid under these contracts approximate actual costs incurred.

     In October 1999, we farmed out our working interest in the Prince Field, formerly known as the Ewing Bank 958 Unit, to El Paso Production GOM, Inc., an indirect subsidiary of El Paso Energy. Under the terms of the farmout agreement, our net overriding royalty interest in the Prince Field, increased to a weighted average of approximately 9 percent. If El Paso Production GOM recoups the costs associated with its drilling and completion activities on the field, we can convert our royalty interest into a 30 percent undivided working interest. El Paso Production GOM began drilling on the Prince Field in November 1999 and encountered over 200 feet of net hydrocarbon pay. As a result, El Paso Production GOM contracted with us to build the TLP described below.

     In July 1999, we entered into a contract with MODEC International, L.L.C. for the design, construction, fabrication and installation of the hull, tendons, pilings and production risers for a tension-leg platform, or TLP, to be used as part of the Prince Field development. In May 2000, we entered into a letter of intent with El Paso Production GOM to install and own the TLP.

10. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, to establish accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires us to classify derivatives as either assets or liabilities on the balance sheet, with a corresponding offset to income or other comprehensive income, and measure those instruments at fair value. If certain conditions are met, we may specifically designate a derivative as a hedge of:

     - the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment;

     - the exposure to variable cash flows of a forecasted transaction; or

     - the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

                         EL PASO ENERGY PARTNERS, L.P.

     SFAS No. 137, Deferral of the Effective Date of SFAS No. 133, amended the standard in June 1999 to defer the effective date. Consequently, SFAS No. 133 will be effective for us January 1, 2001.

     In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. The amendment:

     - expands the normal purchases and sales exception;

     - redefines specific risks that can be designated as hedges;

     - allows recognition of foreign-currency-denominated assets and liabilities as hedged items; and

     - permits intercompany derivatives to be designated as hedging instruments for foreign currency risk if the hedge is offset by an unrelated third party on a net basis (netting risks is permitted only for foreign currency transactions).

We are currently evaluating the effects these pronouncements will have on our financial position, results of operations, and cash flows.

  Staff Accounting Bulletin No. 101

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, to provide guidance for revenue recognition issues and disclosure requirements. SAB No. 101 offers guidelines, examples, and explanations for uncertain matters relating to the recognition of revenue and will be effective for us in the fourth quarter of 2000. We do not believe the adoption of SAB No. 101 will have a material impact on our financial position, results of operations, or cash flows.

11. SUBSEQUENT EVENTS

  Proposed $170 million acquisition of natural gas storage facilities from an affiliate of El Paso Energy

     In July 2000, we entered into a letter of intent to acquire the salt dome natural gas storage businesses of Crystal Gas Storage, Inc., a subsidiary of El Paso Energy, in exchange for $170.0 million, subject to adjustment, of a new series of non-voting, preference units. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Other, for further discussion.

  Prince Field TLP Financing

     In June 2000, we entered into a commitment letter regarding the syndication of a construction loan that would be convertible into a term loan upon completion of the construction project. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Cash From Financing Activities, for further discussion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A and 8, in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

  Second Quarter Ended June 30, 2000 Compared With Second Quarter Ended June 30, 1999

     For the quarter ended June 30, 2000, our net income was $8.4 million versus $4.2 million for the quarter ended June 30, 1999. Second quarter 2000 results included earnings from the newly installed Allegheny oil pipeline, the newly acquired EPIA gathering system, and a higher contribution from the Viosca Knoll gathering system due to our acquisition of an additional interest in this system in June 1999. In addition, we had lower net operating costs which included the favorable resolution of the Transco litigation. EBIT was $20.7 million for the second quarter of 2000 versus $11.9 million for the second quarter of 1999.

  Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

     For the six months ended June 30, 2000, our net income was $10.3 million versus $7.7 million for the six months ended June 30, 1999. Six months ended June 30, 2000 results included earnings from the newly installed Allegheny oil pipeline, the newly acquired EPIA system, a higher contribution from the Viosca Knoll gathering system due to our acquisition of an additional interest in this system in June 1999, and lower net operating costs. These increases were offset by lower earnings from Poseidon as a result of the pipeline rupture. EBIT was $34.1 million for the six months ended June 30, 2000 versus $21.5 million for the six months ended June 30, 1999.

     A more detailed analysis of our segment results and non-operating expenses is discussed below.

                                SEGMENT RESULTS

     The following table presents EBIT by segment and in total for each of the three and six months ended June 30:

                                                           QUARTER              SIX MONTHS
                                                        ENDED JUNE 30,        ENDED JUNE 30,
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
                                                      -------    -------    -------    -------
                                                                   (IN THOUSANDS)
EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
Gathering, transportation, and platform services....  $21,932    $13,000    $36,526    $25,375
Oil and natural gas production......................   (1,248)    (1,177)    (2,542)    (4,043)
                                                      -------    -------    -------    -------
  Segment EBIT......................................   20,684     11,823     33,984     21,332
Non-segment activity, net...........................       42         95         68        126
                                                      -------    -------    -------    -------
  Consolidated EBIT.................................  $20,726    $11,918    $34,052    $21,458
                                                      =======    =======    =======    =======

  EBIT variances are discussed in the segment results below.

GATHERING, TRANSPORTATION, AND PLATFORM SERVICES

                                                         QUARTER               SIX MONTHS
                                                      ENDED JUNE 30,         ENDED JUNE 30,
                                                    ------------------    --------------------
                                                     2000       1999        2000        1999
                                                    -------    -------    --------    --------
                                                                  (IN THOUSANDS)
Gathering and transportation......................  $10,740    $ 3,676    $ 19,879    $  4,938
Platform services.................................    6,767      5,885      12,786      11,870
Equity investment earnings........................    6,222      9,252      10,072      19,953
Natural gas sales.................................    6,746         --       7,912          --
                                                    -------    -------    --------    --------
  Total operating revenues........................   30,475     18,813      50,649      36,761
Purchased natural gas costs.......................   (4,641)        --      (5,585)         --
Operating expenses, net...........................   (4,910)    (5,881)     (9,547)    (11,521)
Other income......................................    1,008         68       1,009         135
                                                    -------    -------    --------    --------
  EBIT............................................  $21,932    $13,000    $ 36,526    $ 25,375
                                                    =======    =======    ========    ========

  Second Quarter Ended June 30, 2000 Compared With Second Quarter Ended June 30, 1999

     Operating revenues for the quarter ended June 30, 2000, were $11.7 million higher than 1999 primarily as a result of the purchase of the EPIA system in March 2000. EPIA, in addition to providing transportation services, provides marketing services through the purchase and resale of natural gas. EPIA buys natural gas from regional producers and others and sells natural gas to local distribution companies and others. The revenue from the sale of natural gas is reflected above as "natural gas sales" and the cost of the natural gas acquired for resale is reflected as "purchased natural gas costs." Revenues were also higher due to an additional 49 percent interest in Viosca Knoll purchased in June 1999, and the Allegheny oil pipeline, which was placed in service in the fourth quarter of 1999. These increases were partially offset by lower equity in earnings from Deepwater Holdings as a result of a decrease in volumes.

     Operating expenses for the quarter ended June 30, 2000, were $1.0 million lower than 1999 primarily due to the favorable resolution of the Transco litigation, partially offset by higher operating costs as a result of acquiring EPIA in March 2000. An increase in operating expenses as a result of becoming the operator of Deepwater Holdings' assets did not have a significant impact on our second quarter operating expenses since these costs were substantially offset by cost recoveries under our operating agreement with Deepwater Holdings.

     Other income includes $1.0 million of business interruption insurance proceeds relating to the Poseidon pipeline rupture in January 2000.

  Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

     Operating revenues for the six months ended June 30, 2000, were $13.9 million higher than 1999, primarily as a result of the purchase of the EPIA system in March 2000. Revenues were also higher due to an additional 49 percent interest in Viosca Knoll purchased in June 1999, and the Allegheny oil pipeline, which was placed in service in the fourth quarter of 1999. These increases were partially offset by lower equity in earnings from Deepwater Holdings as a result of a decrease in volumes and lower equity in earnings from Poseidon due to the pipeline rupture in January 2000.

     Operating expenses for the six months ended June 30, 2000, were $2.0 million lower than 1999 primarily due to the favorable resolution of the Transco litigation and cost recoveries under our operating agreement with Deepwater Holdings relative to actual costs incurred during the first quarter for those operations. These decreases were partially offset by higher operating costs as a result of acquiring EPIA in March 2000.

     Other income includes $1.0 million of business interruption insurance proceeds relating to the Poseidon pipeline rupture in January 2000.

OIL AND NATURAL GAS PRODUCTION

                                                        QUARTER               SIX MONTHS
                                                     ENDED JUNE 30,         ENDED JUNE 30,
                                                   ------------------    --------------------
                                                    2000       1999        2000        1999
                                                   -------    -------    --------    --------
                                                         (IN THOUSANDS, EXCEPT VOLUMES)
Natural gas......................................  $ 4,142    $ 6,551    $  8,515    $ 11,850
Oil, condensate, and liquids.....................    1,699      1,294       2,899       2,190
                                                   -------    -------    --------    --------
          Total operating revenues...............    5,841      7,845      11,414      14,040
Operating expenses...............................   (7,089)    (9,022)    (13,956)    (18,083)
                                                   -------    -------    --------    --------
  EBIT...........................................  $(1,248)   $(1,177)   $ (2,542)   $ (4,043)
                                                   =======    =======    ========    ========
Volumes(1)
  Natural gas sales (MMcf).......................    1,959      3,293       3,846       6,877
                                                   =======    =======    ========    ========
  Oil, condensate, and liquid sales (MBbls)......       75         93         134         192
                                                   =======    =======    ========    ========
Weighted average realized prices(1)
  Natural gas ($/Mcf)............................  $  2.13    $  2.08    $   2.25    $   1.83
                                                   =======    =======    ========    ========
  Oil, condensate, and liquids ($/Bbl)...........  $ 23.57    $ 15.06    $  22.32    $  12.69
                                                   =======    =======    ========    ========

---------------

(1) As generally used in the energy industry and in this document, the following terms have the following meanings:

  MMcf = million cubic feet
  MBbls = thousand barrels
  Mcf   = thousand cubic feet
  Bbl   = barrel

  Second Quarter Ended June 30, 2000 Compared With Second Quarter Ended June 30, 1999

     Oil and natural gas sales for the quarter ended June 30, 2000, were $2.0 million lower than 1999. The decrease was a result of lower oil and natural gas production due to normal production declines of existing reserves, offset by higher realized prices of both oil and natural gas.

     Operating expenses for the quarter ended June 30, 2000, were $2.0 million lower than in the same period in 1999, primarily a result of lower depletion due to lower oil and natural gas production.

  Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

     Oil and natural gas sales for the six months ended June 30, 2000, were $2.6 million lower than 1999. The decrease was a result of lower oil and natural gas production due to normal production declines of existing reserves and the temporary shut in of Garden Banks 72 and 117 as a result of the Poseidon rupture, offset by higher realized prices of both oil and natural gas.

     Operating expenses for the six months ended June 30, 2000, were $4.1 million lower than 1999, primarily a result of lower depletion due to lower oil and natural gas production.

INTEREST AND DEBT EXPENSE

     Interest and debt expense, net of capitalized interest, for the second quarter and six months ending June 30, 2000, were higher than 1999, due to higher average debt levels and higher average interest rates in 2000.

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was approximately $29.3 million for the six months ended June 30, 2000, compared to approximately $23.6 million for the same period in 1999. The increase was due to higher revenues from acquisitions and higher distributions from equity investments in excess of equity earnings in 2000, along with favorable working capital changes in the 2000 period.

CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was approximately $65.0 million for the six months ended
June 30, 2000 due to our acquisition of EPIA, additions to property, plant, and equipment, and additional expenditures on equity investments.

     We expect that funding for capital expenditures, acquisitions, and other investing expenditures will be provided by internally generated funds, available capacity under existing credit facilities, and the issuance of long-term debt or equity.

CASH FROM FINANCING ACTIVITIES

     Net cash flows provided by financing activities totaled approximately $42.1 million for the six months ended June 30, 2000. During 2000, we increased the amounts outstanding under our credit facility by $78.1 million and made distributions to partners of $36.0 million.

     In June 2000, we amended our existing senior secured revolving credit facility, increasing the facility to $500.0 million from $375.0 million, with availability based upon historical cash flow. This credit facility allows us to pursue the increasing number of internal growth opportunities in the Gulf of Mexico and to implement our acquisition growth strategy. Specifically, the additional borrowing capacity will be used to expand our offshore and onshore infrastructure through acquisitions and construction.

     To finance a substantial portion of the estimated $140.0 million total cost of the TLP, pipelines and other facilities that we plan to install in the Prince Field, we expect to obtain a $95.0 million limited recourse project finance loan from a group of commercial lenders. Accordingly, we have entered into a commitment letter regarding the syndication of a construction loan that would be convertible into a term loan upon completion of the construction project.

     In July 2000, we completed a public offering of 4,000,000 common units. We used the net cash proceeds of $87.2 million to temporarily reduce the balance outstanding under our revolving credit facility. If the underwriters exercise in full their over-allotment option covering an additional 600,000 common units, we would expect to receive an additional $13.2 million in net cash proceeds, all of which would be used to temporarily reduce the balance outstanding under our revolving credit facility. We may reborrow funds available under our revolving credit facility in the future for general business purposes, including expanding our offshore and onshore infrastructure through acquisitions and construction.

     As a result of the third and final offer to convert our 289,699 outstanding preference units into an equal number of our common units, which expired on August 7, 2000, approximately 212,000 units were tendered for conversion by our unitholders. We have the right and intend to redeem all of the remaining outstanding preference units for $10.25 in cash per unit before December 31, 2000. Trading of the preference units has been suspended and we are in the process of delisting the units.

     We expect that future funding for long-term debt retirements, distributions, and other financing expenditures will be provided by internally generated funds, available capacity under existing credit facilities, and the issuance of long-term debt or equity.

                         COMMITMENTS AND CONTINGENCIES

     See Note 6, which is incorporated herein by reference.

                                     OTHER

     In July 2000, we entered into a letter of intent to acquire the salt dome natural gas storage businesses of Crystal Gas Storage, Inc., a subsidiary of El Paso Energy, in exchange for $170.0 million, subject to adjustment, of a new series of non-voting, preference units. These units will have an annual distribution rate of 10 percent, per year, but will not obligate us to pay these distributions in cash until 2010. These businesses, the Petal and Hattiesburg natural gas storage facilities located in Mississippi, are well situated to serve the Northeast, Mid-Atlantic and Southeast natural gas markets. On July 27, 2000, the Federal Trade Commission approved the proposed acquisition. We plan to close the acquisition in the third quarter.

     In June 2000, we placed our East Breaks joint venture system in service in water depths reaching 4,800 feet, making it one of the deepest pipelines in the Gulf of Mexico. This system consists of 85 miles of 20-inch diameter pipeline with current capacity in excess of 400 MMcf per day and transports natural gas from two new deepwater discoveries, the Diana and Hoover Fields (owned by ExxonMobil and BP Amoco PLC, respectively), to our HIOS joint venture system.

     In March 2000, we entered into a letter of intent with El Paso Production GOM under which they would commit all of the natural gas and oil produced from the Prince Field to a TLP, the related pipelines, and separating and handling facilities that we would install by July 2001. The platform is anticipated to be delivered in April 2001 with first production anticipated to commence in June 2001. El Paso Production GOM would pay us a fixed monthly demand charge beginning upon installation of our TLP, as well as a commodity charge for the natural gas, oil and water produced from the Prince Field. In addition, El Paso Production GOM would use other existing pipelines, including our Poseidon and Manta Ray Offshore joint venture systems, to transport the Prince Field production from our TLP to shore.

     In January 2000, El Paso Energy announced it had entered into an agreement to merge with The Coastal Corporation. Coastal is the parent company of ANR Pipeline Company, which is our joint venture partner in Deepwater Holdings. The merger, which is expected to close in the fourth quarter, is subject to certain conditions, including receipt of certain required government approvals. If the merger is completed, ANR will become our affiliate.

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

     - the conditions of equity and other capital market; and

     - the ability to successfully integrate acquisitions.

     These and other risk factors are more fully described in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     At June 30, 2000, we had three oil and natural gas sales swaps covering a portion of our production for the calendar year 2000. For the six months ended June 30, 2000 and 1999, we recorded a net loss of $3.9 million and $0.7 million, respectively, on these contracts. Had we settled our open hedging positions as of June 30, 2000, based on the applicable settlement prices of the NYMEX futures contracts, we would have recognized losses of approximately $0.5 million related to our oil swap and $9.0 million related to our natural gas swaps.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Each exhibit identified below is filed as part of this quarterly report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          1.1            Underwriting Agreement dated July 24, 2000 among El Paso
                         Energy Partners, L.P., El Paso Energy Partners Company,
                         Salomon Smith Barney Inc., Goldman, Sachs & Co., PaineWebber
                         Incorporated, and Donaldson, Lufkin & Jenrette Securities
                         Corporation. (Exhibit 1.1 of El Paso Energy Partners, L.P.'s
                         Form 8-K filed on July 27, 2000).
          4.7            Indenture dated as of May 27, 1999 among El Paso Energy
                         Partners, L.P., El Paso Energy Partners Finance Corporation,
                         the subsidiary guarantors and Chase Bank of Texas, as
                         trustee (filed as Exhibit 4.1 to El Paso Energy Partners,
                         L.P.'s Registration Statement on Form S-4, filed on June 24,
                         1999, File No. 333-81143); First Supplemental Indenture
                         dated as of June 30, 1999 (filed as Exhibit 4.2 to El Paso
                         Energy Partners, L.P.'s Amendment No. 1 to Registration
                         Statement on Form S-4 filed August 27, 1999 File No.
                         333-81143); Second Supplemental Indenture dated as of July
                         27, 1999 (filed as Exhibit 4.3 to El Paso Energy Partners,
                         L.P.'s Amendment No. 1 to Registration Statement on Form
                         S-4, filed August 27, 1999, File No. 333-81143).
         *4.7.1          Third Supplemental Indenture dated as of March 21, 2000, to the Indenture dated as of May 27, 1999, among El Paso Energy
                         Partners, L.P., El Paso Energy Partners Finance Corporation,
                         as the issuers, and the subsidiaries party thereto, as
                         subsidiary guarantors, and Chase Bank of Texas, National
                         Association, as trustee.
         10.1            Fourth Amended and Restated Credit Agreement dated June 30,
                         2000, among El Paso Energy Partners L.P., El Paso Energy
                         Partners Finance Corporation, Credit Lyonnais, as
                         syndication agent, BankBoston N.A., as documentation agent, and the Chase Manhattan Bank, as administrative agent, and, as applicable, the banks and other institutions parties
                         thereto. (Exhibit 10.1 of El Paso Energy Partners, L.P.'s
                         Form 8-K filed on July 14, 2000).
        *10.7.1          Amendment No. 1 to the Leviathan Gas Pipeline Partners, L.P.
                         1998 Unit Option Plan for Non-Employee Directors.
        *10.8.1          Amendment No. 1 to the Leviathan Gas Pipeline Partners, L.P.
                         1998 Omnibus Compensation Plan.
        *27              Financial Data Schedule

     (b) Report on Form 8-K

     We filed a Current Report on Form 8-K, dated April 4, 2000, with regard to the acquisition of the El Paso Intrastate-Alabama pipeline system.

     We filed a Current Report on Form 8-K/A, dated June 5, 2000, reporting unaudited pro forma condensed combined financial statements reflecting our purchase of the El Paso Interstate-Alabama pipeline system.

     We filed a Current Report on Form 8-K, dated July 14, 2000, with regard to our pending acquisition of the natural gas storage businesses of Crystal Gas Storage, Inc. and the amendment of our senior secured revolving credit facility.

     We filed a Current Report on Form 8-K, dated July 19, 2000, reporting unaudited pro forma condensed combined financial statements reflecting our pending acquisition of the natural gas storage businesses of Crystal Gas Storage, Inc.

     We filed a Current Report on Form 8-K, dated July 27, 2000, regarding the underwriting agreement related to our public offering of common units that closed on July 28, 2000.

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

                                          EL PASO ENERGY PARTNERS, L.P.

                                          By: EL PASO ENERGY PARTNERS COMPANY,
                                            its General Partner

Date: August 9, 2000                      By:      /s/ KEITH B. FORMAN
                                            ------------------------------------
                                                      Keith B. Forman
                                             Vice President and Chief Financial
                                                           Officer

Date: August 9, 2000                      By:      /s/ D. MARK LELAND
                                            ------------------------------------
                                                       D. Mark Leland
                                            Senior Vice President and Controller
                                               (Principal Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          1.1            Underwriting Agreement dated July 24, 2000 among El Paso
                         Energy Partners, L.P., El Paso Energy Partners Company,
                         Salomon Smith Barney Inc., Goldman, Sachs & Co., PaineWebber
                         Incorporated, and Donaldson, Lufkin & Jenrette Securities
                         Corporation. (Exhibit 1.1 of El Paso Energy Partners, L.P.'s
                         Form 8-K filed on July 27, 2000).
          4.7            Indenture dated as of May 27, 1999 among El Paso Energy
                         Partners, L.P., El Paso Energy Partners Finance Corporation,
                         the subsidiary guarantors and Chase Bank of Texas, as
                         trustee (filed as Exhibit 4.1 to El Paso Energy Partners,
                         L.P.'s Registration Statement on Form S-4, filed on June 24,
                         1999, File No. 333-81143); First Supplemental Indenture
                         dated as of June 30, 1999 (filed as Exhibit 4.2 to El Paso
                         Energy Partners, L.P.'s Amendment No. 1 to Registration
                         Statement on Form S-4 filed August 27, 1999 File No.
                         333-81143); Second Supplemental Indenture dated as of July
                         27, 1999 (filed as Exhibit 4.3 to El Paso Energy Partners,
                         L.P.'s Amendment No. 1 to Registration Statement on Form
                         S-4, filed August 27, 1999, File No. 333-81143).
         *4.7.1          Third Supplemental Indenture dated as of March 21, 2000, to the Indenture dated as of May 27, 1999, among El Paso Energy
                         Partners, L.P., El Paso Energy Partners Finance Corporation,
                         as the issuers, and the subsidiaries party thereto, as
                         subsidiary guarantors, and Chase Bank of Texas, National
                         Association, as trustee.
         10.1            Fourth Amended and Restated Credit Agreement dated June 30,
                         2000, among El Paso Energy Partners L.P., El Paso Energy
                         Partners Finance Corporation, Credit Lyonnais, as
                         syndication agent, BankBoston N.A., as documentation agent, and the Chase Manhattan Bank, as administrative agent, and, as applicable, the banks and other institutions parties
                         thereto. (Exhibit 10.1 of El Paso Energy Partners, L.P.'s
                         Form 8-K filed on July 14, 2000).
        *10.7.1          Amendment No. 1 to the Leviathan Gas Pipeline Partners, L.P.
                         1998 Unit Option Plan for Non-Employee Directors.
        *10.8.1          Amendment No. 1 to the Leviathan Gas Pipeline Partners, L.P.
                         1998 Omnibus Compensation Plan.
        *27              Financial Data Schedule