Form 10-Q
period 2000-09-30
EL PASO ENERGY PARTNERS LP
filed 2000-11-13
CIK 895040

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 1-11680

                             ---------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The registrant had 31,550,314 common units outstanding as of November 6, 2000.

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         EL PASO ENERGY PARTNERS, L.P.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)

                                                               QUARTER           NINE MONTHS
                                                                ENDED               ENDED
                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                          -----------------   ------------------
                                                           2000      1999      2000       1999
                                                          -------   -------   -------   --------
Operating revenues
  Gathering, transportation, and platform services......  $23,459   $10,847   $57,417   $ 21,645
  Oil and natural gas sales.............................    4,639     8,129    16,443     23,229
  Gas storage services..................................    1,544        --     1,544         --
  Equity investment earnings............................    6,215     6,641    16,287     26,594
                                                          -------   -------   -------   --------
                                                           35,857    25,617    91,691     71,468
                                                          -------   -------   -------   --------
Operating expenses
  Costs of gas and other products.......................    8,981        --    14,933         --
  Operation and maintenance, net........................    3,675     7,817     7,208     18,751
  Depreciation, depletion, and amortization.............    6,954     7,967    20,418     21,694
                                                          -------   -------   -------   --------
                                                           19,610    15,784    42,559     40,445
                                                          -------   -------   -------   --------
Operating income........................................   16,247     9,833    49,132     31,023
Other income
  Gain on sale of assets................................      150    10,103       150     10,103
  Other.................................................      143        39     1,310        306
                                                          -------   -------   -------   --------
Income before interest, income taxes, and other
  charges...............................................   16,540    19,975    50,592     41,432
                                                          -------   -------   -------   --------
Interest and debt expense...............................   11,774    10,799    35,524     24,667
Income tax benefit......................................      (82)     (178)     (221)      (355)
Minority interest.......................................      (14)       97       121        176
                                                          -------   -------   -------   --------
                                                           11,678    10,718    35,424     24,488
                                                          -------   -------   -------   --------
Net income..............................................    4,862     9,257    15,168     16,944
Net income allocated to Series B preference
  unitholders...........................................    1,417        --     1,417         --
Net income allocated to general partner.................    4,114     3,217    10,968      8,902
                                                          -------   -------   -------   --------
Net income (loss) allocated to limited partners before
  accounting change.....................................     (669)    6,040     2,783      8,042
Cumulative effect of accounting change..................       --        --        --    (15,427)
                                                          -------   -------   -------   --------
Net income (loss) allocated to limited partners.........  $  (669)  $ 6,040   $ 2,783   $ (7,385)
                                                          =======   =======   =======   ========
Basic and diluted net income (loss) per unit before
  accounting
  change................................................  $ (0.02)  $  0.22   $  0.10   $   0.31
Cumulative effect of accounting change..................       --        --        --      (0.60)
                                                          -------   -------   -------   --------
Basic and diluted net income (loss) per unit............  $ (0.02)  $  0.22   $  0.10   $  (0.29)
                                                          =======   =======   =======   ========
Weighted average number of units outstanding............   31,229    27,029    28,429     25,556
                                                          =======   =======   =======   ========

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT UNIT AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2000            1999
                                                              --------------   ------------
                                          ASSETS

Current assets
  Cash and cash equivalents.................................     $ 12,530        $  4,202
  Accounts receivable.......................................       14,682           8,501
  Other.....................................................            9             254
                                                                 --------        --------
          Total current assets..............................       27,221          12,957
Property, plant, and equipment, net.........................      612,712         373,759
Investments in unconsolidated affiliates....................      191,020         185,766
Other.......................................................       11,595          11,103
                                                                 --------        --------
          Total assets......................................     $842,548        $583,585
                                                                 ========        ========

                             LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Accounts payable..........................................     $ 11,939        $  5,415
  Accrued liabilities.......................................        7,178           5,003
                                                                 --------        --------
          Total current liabilities.........................       19,117          10,418

Revolving credit facility...................................      288,000         290,000
Project financing...........................................       21,000              --
Long-term debt..............................................      175,000         175,000
Other.......................................................       12,763          12,164
                                                                 --------        --------
          Total liabilities.................................      515,880         487,582
Commitments and contingencies
Minority interest...........................................       (2,115)           (486)
Partners' capital
  Limited partners
     Series B preference units; 170,000 units issued and
      outstanding...........................................      171,417              --
     Preference units; 78,450 and 289,699 units issued and
      outstanding...........................................          812           2,969
     Common units; 31,550,314 and 26,739,065 units issued
      and outstanding.......................................      153,832          93,277
  General partner...........................................        2,722             243
                                                                 --------        --------
          Total partners' capital...........................      328,783          96,489
                                                                 --------        --------
          Total liabilities and partners' capital...........     $842,548        $583,585
                                                                 ========        ========

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   NINE MONTHS
                                                                      ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Cash flows from operating activities
  Net income................................................  $  15,168   $  16,944
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............     20,418      21,694
     Gain on sale of assets.................................       (150)    (10,103)
     Distributed earnings of equity investees
       Earnings from equity investees.......................    (16,287)    (26,594)
       Distributions from equity investees..................     23,216      34,933
     Litigation reserve.....................................     (2,250)      2,250
     Other noncash items....................................      1,964       3,454
     Working capital changes, net of non-cash
      transactions..........................................      7,184       5,450
                                                              ---------   ---------
          Net cash provided by operating activities.........     49,263      48,028
                                                              ---------   ---------
Cash flows from investing activities
  Additions to property, plant, and equipment...............    (64,409)    (26,491)
  Additions to investments in unconsolidated affiliates.....    (13,166)     (4,899)
  Cash paid for acquisitions, net of cash acquired..........    (26,476)    (73,735)
  Proceeds from sale of interest in Deepwater Holdings......         --      26,122
  Distributions related to the formation of Deepwater
     Holdings...............................................         --      20,000
  Other.....................................................       (186)       (115)
                                                              ---------   ---------
          Net cash used in investing activities.............   (104,237)    (59,118)
                                                              ---------   ---------
Cash flows from financing activities
  Revolving credit borrowings, net of financing costs.......    115,048     113,126
  Revolving credit repayments...............................   (118,000)   (216,850)
  Net proceeds from project financing borrowings............     19,705          --
  Net proceeds from issuance of common units................    100,784          --
  Net proceeds from issuance of long-term debt..............         --     168,896
  Distributions to partners.................................    (57,021)    (48,637)
  General Partner's contribution............................      2,786         603
                                                              ---------   ---------
          Net cash provided by financing activities.........     63,302      17,138
                                                              ---------   ---------
Increase in cash and cash equivalents.......................      8,328       6,048
Cash and cash equivalents
  Beginning of period.......................................      4,202       3,108
                                                              ---------   ---------
  End of period.............................................  $  12,530   $   9,156
                                                              =========   =========
Non-cash activity:
  Issuance of Series B preference units to acquire the
     Crystal storage businesses.............................  $ 170,000   $      --

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 1999 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at September 30, 2000, and for the quarters and nine months ended September 30, 2000 and 1999, are unaudited. The condensed consolidated balance sheet at December 31, 1999, is derived from the audited financial statements. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on our reported net income or partners' capital.

  Cumulative Effect of Accounting Change

     In 1999, we changed our method of allocating net income to our partners' capital accounts from a method whereby we allocated income based on percentage ownership and proportionate share of cash distributions, to a method whereby income is allocated to the partners based upon the change from period to period in their respective claims on our book value capital. We believe that the new income allocation method is preferable because it better reflects the income allocation provisions called for under the partnership agreement and the resulting partners' capital accounts are more reflective of a partner's claim on our book value capital at each period end. This change in accounting had no impact on our consolidated net income or our consolidated total partners' capital for any period presented. Furthermore, we do not expect the change to impact the declaration of future cash distributions or affect an individual partner's tax basis in the partnership. The impact of this change in accounting has been recorded as a cumulative effect of an accounting change in our income allocation for the quarter ended March 31, 1999.

2. ACQUISITIONS

     In March 2000, we acquired the El Paso Intrastate-Alabama pipeline system, or EPIA, from a subsidiary of El Paso Energy Corporation for $26.5 million in cash. In addition to providing transportation services, EPIA provides marketing services through the purchase and resale of natural gas. EPIA buys natural gas from regional producers and others, and sells natural gas to local distribution companies and others. We accounted for the acquisition as a purchase and assigned the purchase price to the assets and liabilities acquired based upon the estimated fair value of those assets and liabilities as of the acquisition date. The values assigned are preliminary and may be revised based on additional information. The following is summary information related to the acquisition (in thousands):

Fair value of assets acquired..........................     $ 28,261
Fair value of liabilities assumed......................       (1,785)
                                                            --------
          Net cash paid................................     $ 26,476
                                                            ========

     In August, 2000, we acquired the salt dome natural gas storage businesses of Crystal Gas Storage, Inc., a subsidiary of El Paso Energy Corporation, in exchange for $170 million of Series B 10% Cumulative Redeemable Preference Units. The Crystal storage businesses include the Petal and Hattiesburg natural gas storage facilities located in Mississippi. Following this acquisition, we began reporting gas storage services revenues in our operations. Gas storage services consist primarily of fixed reservation fees for natural gas

                         EL PASO ENERGY PARTNERS, L.P.

storage capacity and are recognized and due during the month in which capacity is reserved for the customer, regardless of the amount of capacity actually used. We accounted for the acquisition as a purchase and assigned the purchase price to the assets and liabilities acquired based upon the estimated fair value of those assets and liabilities acquired as of the acquisition date. The values assigned are preliminary and may be revised based on additional information. The following is summary information related to the acquisition (in thousands):

Fair value of assets acquired...............................  $170,573
Fair value of liabilities assumed...........................      (573)
                                                              --------
          Preference units issued...........................  $170,000
                                                              ========

     The following information represents our consolidated results of operations on a pro forma basis for the nine month periods ended September 30, 2000 and 1999, as if we acquired EPIA and the Crystal storage businesses on January 1, 1999:

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER UNIT AMOUNTS)
Operating revenues..........................................  $110,702      $102,743
Operating income............................................  $ 51,729      $ 35,465
Net income..................................................  $ 16,091      $ 20,337
Basic and diluted net income per unit.......................  $   0.13      $   0.45

     In September 2000, we purchased the remaining 1 percent of Viosca Knoll Gathering Company from El Paso Field Services for approximately $2.0 million.

3. PARTNERS' CAPITAL

  Public offering of common units

     In July 2000, we completed a public offering of 4,600,000 common units that included 600,000 common units to cover over-allotments for the underwriters. We used the net cash proceeds of $100.8 million from the offering to temporarily reduce the balance outstanding under our revolving credit facility. In addition, our General Partner contributed $1.1 million to us in order to satisfy its one percent capital contribution requirement.

  Redemption of preference units

     On October 20, 2000, we redeemed the remainder of our outstanding publicly-held preference units for approximately $0.8 million. Unitholders of the 78,450 units were paid $10.25 in cash per unit. Following the retirement of these publicly-held preference units, any remaining balance in their capital account will be allocated to the common unitholders.

                         EL PASO ENERGY PARTNERS, L.P.

  Cash distributions

     The following table reflects our per unit cash distributions to our preference and common unitholders and the total incentive distributions paid to our General Partner during the nine months ended September 30, 2000:

                                                     PREFERENCE    COMMON        GENERAL
                    MONTH PAID                          UNIT        UNIT         PARTNER
                    ----------                       ----------    -------       -------
                                                                              (IN MILLIONS)
February...........................................    $0.275      $0.525         $3.2
                                                       ======      =======        ====
May................................................    $0.275      $0.5375        $3.6
                                                       ======      =======        ====
August.............................................    $0.275      $0.5375        $4.1
                                                       ======      =======        ====

     In October 2000, we declared a cash distribution of $0.55 per common unit ($17.4 million in the aggregate), which we will pay on November 15, 2000, to common unitholders of record as of October 31, 2000. In addition, we will pay our General Partner $5.0 million, including an incentive distribution of $4.6 million. At the current distribution rates, our General Partner receives approximately 22 percent of total cash distributions we pay.

  Series B Preference Units

     In August 2000, we issued $170 million of Series B Preference Units to acquire the Crystal storage businesses. These newly issued preference units are non-voting and have rights to income allocations on a cumulative basis, compounded semi-annually at an annual rate of 10 percent. We are not obligated to pay cash distributions on these units until 2010. After 2010, the rate will increase to 12 percent and distributions will be required to be paid on a current basis. The new preference units contain no mandatory redemption obligation, but may be redeemed at our option at any time.

4. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following at September 30, 2000 and December 31, 1999:

                                                                2000          1999
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
Property, plant, and equipment, at cost
  Pipelines.................................................  $ 240,527    $ 179,382
  Platforms and facilities..................................    122,726      120,416
  Oil and natural gas properties............................    156,140      122,222
  Gas storage facilities....................................    149,318           --
  Construction work-in-progress.............................    104,148       92,301
                                                              ---------    ---------
                                                                772,859      514,321
Less accumulated depreciation and depletion.................   (160,147)    (140,562)
                                                              ---------    ---------
     Property, plant, and equipment, net....................  $ 612,712    $ 373,759
                                                              =========    =========

5. DEBT AND OTHER CREDIT FACILITIES

  Partnership Credit Facilities

     In June 2000, we amended and restated our revolving credit facility with a syndicate of commercial banks to provide up to $500 million of available credit subject to borrowing base limitations. As of

                         EL PASO ENERGY PARTNERS, L.P.

September 30, 2000, we had $288 million outstanding under this facility and $129 million available, and the average interest rate was 9.1%. We pay a commitment fee of 0.25% per annum on the unused and unavailable portion of the credit facility and 0.50% per annum on the unused and available portion.

     In August 2000, we obtained a $95 million limited recourse project finance loan from a group of commercial lenders. This loan is a syndication of a construction loan that is convertible into a term loan upon completion of the construction project. As of September 30, 2000, we had $21 million outstanding and $74 million available, and the average interest rate was 8.4%. This loan finances a substantial portion of the estimated $140.0 million costs of the tension-leg platform, or TLP, pipelines and other facilities that we plan to install in the Prince Field.

 Other Credit Facilities

     Deepwater Holdings, L.L.C. and Poseidon Oil Pipeline Company, L.L.C. are parties to credit agreements under which each has outstanding obligations that may restrict their ability to pay distributions to their respective owners.

     Deepwater Holdings has a revolving credit facility with a syndicate of commercial banks to provide up to $175 million. As of September 30, 2000, Deepwater Holdings had $156 million outstanding under its credit facility at an average floating interest rate of 8.2% and had $4 million available as a result of its borrowing base limitations.

     Poseidon has a revolving credit facility with a syndicate of commercial banks to provide up to $150 million. As of September 30, 2000, Poseidon had $150 million outstanding under its facility at an average floating interest rate of 7.9%.

6. COMMITMENTS AND CONTINGENCIES

  Hedging Activities

     We engage in hedging activities on our oil and natural gas production to obtain more determinable cash flows and to mitigate the risk of downward price movements on sales of these commodities. We do this through oil and natural gas swaps. At September 30, 2000, we had three oil and natural gas sales swaps covering a significant portion of our production for the calendar year 2000. For the nine months ended September 30, 2000 and 1999, we paid $8.6 million and $1.3 million under these contracts. Had we settled our open hedging positions as of September 30, 2000, based on the applicable settlement prices of the NYMEX futures contracts, we would have recognized losses of approximately $0.3 million related to our oil swap and $5.9 million related to our natural gas swaps. All of our derivative instruments currently expire in December 2000.

  Poseidon

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

                         EL PASO ENERGY PARTNERS, L.P.

7. SEGMENT INFORMATION

     We segregate our business activities into three segments: Gathering, Transportation, and Platform Services, Oil and Natural Gas Production, and Gas Storage Services. As a result of our acquisition of EPIA in March 2000, we began providing marketing services to our customers. Our marketing activities are recorded in the Gathering, Transportation, and Platform Services segment. As a result of our acquisition of the Crystal storage businesses in August 2000, we began providing natural gas storage services and have shown these activities as a separate segment. Each of our segments are business units that offer different services and products. They are managed separately, as each requires different technology and marketing strategies. We measure segment performance based on performance cash flows, or an asset's or investment's ability to generate cash flow. We determine performance cash flows by taking earnings before interest, taxes, and depreciation, depletion, and amortization, and adding or subtracting as appropriate, cash distributions from equity investments, earnings attributable to equity investments, and other cash and non-cash items. We use this measure as a supplemental financial measurement in the evaluation of our business, and you should not consider it an alternative to earnings before interest and taxes, or EBIT, as an indicator of our operating performance or to cash flows from operating activities as a measure of our liquidity. In addition, it may not be a comparable measurement among different companies. Performance cash flows are presented here to provide you with additional information about our assets and investments. The accounting policies of the individual segments are the same as ours. The following table summarizes certain financial information for our business segments (in thousands):

                                          GATHERING,
                                        TRANSPORTATION,     OIL AND
                                         AND PLATFORM     NATURAL GAS   GAS STORAGE
                                           SERVICES       PRODUCTION     SERVICES     OTHER(1)    TOTAL
                                        ---------------   -----------   -----------   --------   --------
                                               AS OF AND FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                        -----------------------------------------------------------------
  Revenue from external customers.....     $ 23,459         $ 4,639      $  1,544     $    --    $ 29,642
  Intersegment revenue................        3,356              --             6      (3,362)         --
  Earnings from equity investments....        6,215              --            --          --       6,215
  Depreciation, depletion, and
     amortization.....................        3,749           2,707           467          31       6,954
  Operating income (loss).............       17,711          (1,825)          393         (32)     16,247
  EBIT................................       17,915          (1,825)          393          57      16,540
  Performance cash flows..............       23,180             281           860          90      24,411
  Assets..............................      593,671          59,805       170,272      18,800     842,548

                                               AS OF AND FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                        -----------------------------------------------------------------
  Revenue from external customers.....     $ 10,847         $ 8,129      $     --     $    --    $ 18,976
  Intersegment revenue................        3,635              --            --      (3,635)         --
  Earnings from equity investments....        6,641              --            --          --       6,641
  Depreciation, depletion, and
     amortization.....................        4,320           3,644            --           3       7,967
  Operating income (loss).............       10,405            (567)           --          (5)      9,833
  EBIT................................       20,511            (567)           --          31      19,975
  Performance cash flows..............       21,163           3,389            --          34      24,586
  Assets..............................      498,074          74,588            --      20,992     593,654

                                             AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                        -----------------------------------------------------------------
  Revenue from external customers.....     $ 57,417         $16,443      $  1,544     $    --    $ 75,404
  Intersegment revenue................        9,975              --             6      (9,981)         --
  Earnings from equity investments....       16,287              --            --          --      16,287
  Depreciation, depletion, and
     amortization.....................       10,914           8,915           467         122      20,418
  Operating income (loss).............       53,229          (4,367)          393        (123)     49,132
  EBIT................................       54,441          (4,367)          393         125      50,592
  Performance cash flows..............       72,033           3,584           860         248      76,725
  Assets..............................      593,671          59,805       170,272      18,800     842,548

---------------
(1) Represents intersegment eliminations and other income or assets not associated with our segment activities.

                         EL PASO ENERGY PARTNERS, L.P.

                                             GATHERING,
                                           TRANSPORTATION,     OIL AND       GAS
                                            AND PLATFORM     NATURAL GAS   STORAGE
                                              SERVICES       PRODUCTION    SERVICES   OTHER(1)    TOTAL
                                           ---------------   -----------   --------   --------   --------
                                               AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                           --------------------------------------------------------------
  Revenue from external customers........     $ 21,645         $23,229        $--     $    --    $ 44,874
  Intersegment revenue...................        9,645              --        --       (9,645)         --
  Earnings from equity investments.......       26,594              --        --           --      26,594
  Depreciation, depletion, and
     amortization........................        8,556          13,128        --           10      21,694
  Operating income (loss)................       35,644          (4,610)       --          (11)     31,023
  EBIT...................................       45,886          (4,610)       --          156      41,432
  Performance cash flows.................       54,928           9,482        --          168      64,578
  Assets.................................      498,074          74,588        --       20,992     593,654

---------------------

(1) Represents intersegment eliminations and other income or assets not associated with our segment activities.

8. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     We hold investments in various affiliates which we account for using the equity method of accounting. Summarized financial information for these investments is as follows:

                                                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                          ------------------------------------------------------------
                                             MANTA
                                              RAY                      DEEPWATER
                                          OFFSHORE(A)   NAUTILUS(A)   HOLDINGS(B)   POSEIDON    TOTAL
                                          -----------   -----------   -----------   --------   -------
OWNERSHIP INTEREST......................      25.67%        25.67%           50%         36%
                                            =======       =======      ========     =======
(IN THOUSANDS)
OPERATING RESULTS DATA:
  Operating revenues....................    $12,711       $ 7,900      $ 49,254     $47,934
  Other income..........................      1,593             8           335       1,183
  Operating expenses....................     (2,651)       (1,261)      (21,614)     (5,289)
  Depreciation..........................     (3,206)       (4,410)      (13,284)     (7,657)
  Other expenses........................        (54)         (270)       (7,031)     (8,489)
                                            -------       -------      --------     -------
  Net income............................    $ 8,393       $ 1,967      $  7,660     $27,682
                                            =======       =======      ========     =======
OUR SHARE:
  Allocated income......................    $ 2,154       $   505      $  3,830     $ 9,965
  Adjustments(c)........................       (175)           --           654        (646)
                                            -------       -------      --------     -------
  Earnings from equity investments......    $ 1,979       $   505      $  4,484     $ 9,319    $16,287
                                            =======       =======      ========     =======    =======
  Allocated distributions...............    $ 4,135       $ 1,813      $  9,550     $ 7,718    $23,216
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

                         EL PASO ENERGY PARTNERS, L.P.

                                       NINE MONTHS ENDED SEPTEMBER 30, 1999
                       --------------------------------------------------------------------
                          MANTA
                           RAY                      VIOSCA
                       OFFSHORE(A)   NAUTILUS(A)   KNOLL(B)   STINGRAY     HIOS      UTOS
                       -----------   -----------   --------   --------   --------   -------
END OF PERIOD
  OWNERSHIP
  INTEREST............     25.67%        25.67%         99%        50%         50%       50%
                         =======       =======     =======    =======    ========   =======
(IN THOUSANDS)
OPERATING RESULTS
  DATA:
  Operating revenue...   $11,926       $ 6,927     $12,338    $13,322    $ 27,370   $ 3,233
  Other income
    (expense).........     1,804           (82)         31      1,898         143        52
  Operating
    expenses..........    (2,805)       (1,034)       (925)    (7,932)    (13,212),  (1,544)
  Depreciation........    (3,832)       (4,417)     (1,752)    (5,699)     (3,475)     (420)
  Interest expense....       (37)         (289)     (1,973)    (1,516)         --        --
                         -------       -------     -------    -------    --------   -------
  Net income (loss)...   $ 7,056       $ 1,105     $ 7,719    $    73    $ 10,826   $ 1,321
                         =======       =======     =======    =======    ========   =======
OUR SHARE:
  Allocated income
    (loss)............   $ 1,811       $   284     $ 3,860    $    37    $  4,780   $   614
  Adjustments(d)......      (617)          (57)         --      1,223          92       (25)
                         -------       -------     -------    -------    --------   -------
  Earnings from equity
    investments.......   $ 1,194       $   227     $ 3,860    $ 1,260    $  4,872   $   589
                         =======       =======     =======    =======    ========   =======
  Allocated
    distributions.....   $ 3,324       $ 1,087     $ 6,350    $ 2,501    $  6,900   $ 1,000
                         =======       =======     =======    =======    ========   =======

                           NINE MONTHS ENDED SEPTEMBER 30, 1999
                        ------------------------------------------
                         WEST
                        CAMERON    DEEPWATER
                         DEHY     HOLDINGS(C)   POSEIDON    TOTAL
                        -------   -----------   --------   -------
END OF PERIOD
  OWNERSHIP
  INTEREST............      50%        50%           36%
                        ======       ====       =======
(IN THOUSANDS)
OPERATING RESULTS
  DATA:
  Operating revenue...  $1,934       $ --       $54,884
  Other income
    (expense).........      23         --           273
  Operating
    expenses..........    (210)        --        (5,935)
  Depreciation........     (12)        --        (4,231)
  Interest expense....      --        (26)       (6,584)
                        ------       ----       -------
  Net income (loss)...  $1,735       $(26)      $38,407
                        ======       ====       =======
OUR SHARE:
  Allocated income
    (loss)............  $  868       $(13)      $13,827
  Adjustments(d)......      --         --           (90)
                        ------       ----       -------
  Earnings from equity
    investments.......  $  868       $(13)      $13,737    $26,594
                        ======       ====       =======    =======
  Allocated
    distributions.....  $  800       $ --       $12,971    $34,933
                        ======       ====       =======    =======

---------------

(a) We own indirect investments in these investees. However, because we believe separate data for each of these investees is more meaningful, results have been reflected separately.
(b) The information presented for Viosca Knoll as an equity investment is through May 31, 1999. On June 1, 1999, we began consolidating the results of Viosca Knoll as a result of acquiring an additional 49 percent interest in the system.
(c) Deepwater Holdings was formed in September 1999 and owns 100 percent of High Island Offshore System, L.L.C., East Breaks Gathering Company, L.L.C., U-T Offshore System, L.L.C., Stingray Pipeline Company, L.L.C., and West Cameron Dehydration Company, L.L.C.
(d) We recorded adjustments primarily for differences from estimated year end 1998 earnings reported in our Annual Report on Form 10-K and actual earnings reported in the 1998 audited annual reports of our unconsolidated affiliates, and for purchase price adjustments under APB Opinion No. 16, except for Stingray which resulted from changes in estimates of reserves for uncollectible revenues.

9. RELATED PARTY TRANSACTIONS

     Our transactions with related parties are as follows (in thousands):

                                                         QUARTER ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                       -----------------    ------------------
                                                        2000       1999      2000       1999
                                                       -------    ------    -------    -------
Revenues received from related parties:
  Oil and natural gas sales..........................  $ 6,932    $8,090    $18,579    $23,116
  Gathering, transportation and platform services....    2,969        --      3,019        990
                                                       -------    ------    -------    -------
                                                       $ 9,901    $8,090    $21,598    $24,106
                                                       =======    ======    =======    =======
Expenses paid to related parties:
  Purchased natural gas costs........................  $ 4,519    $   --    $ 6,569    $    --
  Operating expenses.................................    6,129     2,877     15,750     10,014
                                                       -------    ------    -------    -------
                                                       $10,648    $2,877    $22,319    $10,014
                                                       =======    ======    =======    =======
Reimbursements received from related parties:
  Operating expenses.................................  $ 4,909    $  116    $15,634    $   418
                                                       =======    ======    =======    =======

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

     In March 2000, we acquired EPIA. EPIA's sales of natural gas, transportation services, and purchases of natural gas include transactions with affiliates of our general partner.

     In November 1999, we entered into an agreement with El Paso Field Services under which they provide personnel to operate Stingray and West Cameron Dehy. During 2000, El Paso Field Services also began operating HIOS, UTOS, East Breaks and EPIA. In August 2000, we entered into an agreement whereby El Paso Field Services will operate the Crystal storage businesses. All fees paid under these contracts approximate actual costs incurred.

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

     In July 1999, we entered into a contract with MODEC International, L.L.C. for the design, construction, fabrication and installation of the hull, tendons, pilings and production risers for a TLP, to be used as part of the Prince Field development. In May 2000, we entered into a letter of intent and, in August 2000, we finalized the processing agreement with El Paso Production GOM to install and own the TLP.

10. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Derivative Instruments and Hedging Activities

     In June of 1998, the Financial Accounting Standards Board, (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133, and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It will require that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income or other comprehensive income depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We will adopt SFAS No. 133 beginning January 1, 2001, and will apply the standard to all derivative instruments that exist on that date, except for derivative instruments embedded in other contracts. As provided for in SFAS No. 133, we will apply the provisions of the standard to derivative instruments embedded in other contracts issued, acquired, or substantively modified after December 31, 1998.

                         EL PASO ENERGY PARTNERS, L.P.

     We use derivative instruments to hedge risks associated with commodity prices. All of our existing derivative instruments expire in December 2000. Therefore, there will be no impact relating to our existing derivative instruments on our financial statements as a result of adopting SFAS No. 133. However, if we enter into additional financial transactions, these transactions may have an impact on our financial statements.

  Revenue Recognition in Financial Statements

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

 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This standard has various effective dates, the earliest of which is for fiscal years ending after December 15, 2000. We do not believe the adoption of SFAS No. 140 will have a material impact on our financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in this section updates, and should be read in conjunction with, information disclosed in Part II, Items 7, 7A and 8, in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

  Third Quarter Ended September 30, 2000 Compared With Third Quarter Ended September 30, 1999

     For the quarter ended September 30, 2000, our net income was $4.9 million versus $9.3 million for the quarter ended September 30, 1999. Third quarter 2000 results included earnings from the newly installed Allegheny oil pipeline, the newly acquired EPIA gathering system, and the newly acquired Crystal storage businesses. In addition, we had lower net operating costs. Net income for the third quarter 1999 included a $10.1 million gain relating to the formation of Deepwater Holdings. EBIT was $16.5 million for the third quarter of 2000 versus $20.0 million for the third quarter of 1999.

  Nine Months Ended September 30, 2000 Compared With Nine Months Ended September 30, 1999

     For the nine months ended September 30, 2000, our net income was $15.2 million versus $16.9 million for the nine months ended September 30, 1999. Nine months ended September 30, 2000 included earnings from the newly installed Allegheny oil pipeline, the newly acquired EPIA system, a higher contribution from the Viosca Knoll gathering system due to our acquisition of an additional interest in this system in June 1999 and again in September 2000, and the newly acquired Crystal storage businesses. In addition, we had lower net operating costs which included the favorable resolution of the Transco litigation. These increases were offset by lower earnings from Poseidon as a result of a pipeline rupture in the first quarter 2000. Net income for the nine months ended September 30, 1999 included a $10.1 million gain relating to the formation of Deepwater Holdings. EBIT was $50.6 million for the nine months ended September 30, 2000 versus $41.4 million for the nine months ended September 30, 1999.

     A more detailed analysis of our segment results and non-operating expenses is discussed below.

                                SEGMENT RESULTS

     As a result of our acquisition of the Crystal storage businesses in August 2000, we began providing natural gas storage services. We have shown these activities as a separate segment.

     The following table presents EBIT by segment and in total for each of the three and nine months ended September 30:

                                                        QUARTER ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
                                                      -------    -------    -------    -------
                                                                   (IN THOUSANDS)
EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
Gathering, transportation, and platform services....  $17,915    $20,511    $54,441    $45,886
Oil and natural gas production......................   (1,825)      (567)    (4,367)    (4,610)
Gas storage services................................      393         --        393         --
                                                      -------    -------    -------    -------
  Segment EBIT......................................   16,483     19,944     50,467     41,276
Non-segment activity, net...........................       57         31        125        156
                                                      -------    -------    -------    -------
  Consolidated EBIT.................................  $16,540    $19,975    $50,592    $41,432
                                                      =======    =======    =======    =======

  EBIT variances are discussed in the segment results below.

GATHERING, TRANSPORTATION, AND PLATFORM SERVICES

                                                      QUARTER ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                   -------------------    --------------------
                                                    2000        1999        2000        1999
                                                   -------    --------    --------    --------
                                                                 (IN THOUSANDS)
Gathering and transportation.....................  $ 8,643    $  8,607    $ 28,522    $ 13,545
Platform services................................    7,422       5,875      20,208      17,744
Equity investment earnings.......................    6,215       6,641      16,287      26,594
Natural gas sales................................   10,750          --      18,662          --
                                                   -------    --------    --------    --------
  Total operating revenues.......................   33,030      21,123      83,679      57,883
Purchased natural gas costs......................   (8,759)         --     (14,344)         --
Operating expenses, net..........................   (6,560)    (10,719)    (16,106)    (22,239)
Other income.....................................      204      10,107       1,212      10,242
                                                   -------    --------    --------    --------
  EBIT...........................................  $17,915    $ 20,511    $ 54,441    $ 45,886
                                                   =======    ========    ========    ========

  Third Quarter Ended September 30, 2000 Compared With Third Quarter Ended September 30, 1999

     Operating revenues for the quarter ended September 30, 2000, were $11.9 million higher than the same period in 1999 primarily as a result of the purchase of the EPIA system in March 2000. EPIA, in addition to providing transportation services, provides marketing services through the purchase and resale of natural gas. EPIA buys natural gas from regional producers and others, and sells natural gas to local distribution companies and others. The revenue from the sale of natural gas is reflected above as "natural gas sales" and the cost of natural gas acquired for resale is reflected as "purchased natural gas costs." Revenues were also higher due to the Allegheny oil pipeline, which was placed in service in the fourth quarter of 1999. These increases were partially offset by lower equity earnings from Poseidon and lower revenues from the Viosca Knoll gathering system.

     Operating expenses for the quarter ended September 30, 2000, were $3.9 million lower than the same period in 1999 primarily due to cost recoveries under our operating agreement with Deepwater Holdings relative to actual costs incurred. This was partially offset by higher operating costs as a result of acquiring EPIA in March 2000.

     Other income for the quarter ended September 30, 1999 included a $10.1 million gain as a result of the formation of Deepwater Holdings.

  Nine Months Ended September 30, 2000 Compared With Nine Months Ended September 30, 1999

     Operating revenues for the nine months ended September 30, 2000, were $25.8 million higher than the same period in 1999, primarily as a result of the purchase of the EPIA system in March 2000. Revenues were also higher due to an additional 49 percent interest in Viosca Knoll purchased in June 1999, and the Allegheny oil pipeline, which was placed in service in the fourth quarter of 1999. These increases were partially offset by lower equity earnings from Deepwater Holdings as a result of an increase in expenses from operating East Breaks, which was placed in service in June 2000, as well as, lower equity earnings from Poseidon due to the pipeline rupture in January 2000.

     Operating expenses for the nine months ended September 30, 2000, were $5.9 million lower than the same period in 1999 due to the favorable resolution of the Transco litigation and cost recoveries under our operating agreement with Deepwater Holdings relative to actual costs incurred during the first and third quarter for those operations. These decreases were partially offset by higher operating costs as a result of acquiring EPIA in March 2000.

     Other income for the nine months ended September 30, 2000 includes $1.0 million of business interruption insurance proceeds relating to the Poseidon pipeline rupture in January 2000. Other income for the nine months ended September 30, 1999 includes a gain of $10.1 million relating to the formation of Deepwater Holdings.

OIL AND NATURAL GAS PRODUCTION

                                                     QUARTER ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                   ------------------    --------------------
                                                    2000       1999        2000        1999
                                                   -------    -------    --------    --------
                                                         (IN THOUSANDS, EXCEPT VOLUMES)
Natural gas......................................  $ 2,376    $ 6,811    $ 11,122    $ 19,459
Oil, condensate, and liquids.....................    2,263      1,318       5,321       3,770
                                                   -------    -------    --------    --------
          Total operating revenues...............    4,639      8,129      16,443      23,229
Operating expenses...............................   (6,464)    (8,696)    (20,810)    (27,839)
                                                   -------    -------    --------    --------
  EBIT...........................................  $(1,825)   $  (567)   $ (4,367)   $ (4,610)
                                                   =======    =======    ========    ========
Volumes(1)
  Natural gas sales (MMcf).......................    1,546      2,824       5,438       9,701
                                                   =======    =======    ========    ========
  Oil, condensate, and liquid sales (MBbls)......       86         86         223         279
                                                   =======    =======    ========    ========
Weighted average realized prices(1)
  Natural gas ($/Mcf)............................  $  1.54    $  2.40    $   2.05    $   2.00
                                                   =======    =======    ========    ========
  Oil, condensate, and liquids ($/Bbl)...........  $ 26.31    $ 15.14    $  23.89    $  13.45
                                                   =======    =======    ========    ========

---------------

(1) As generally used in the energy industry and in this document, the following terms have the following meanings:

  MMcf = million cubic feet
  MBbls = thousand barrels
  Mcf   = thousand cubic feet
  Bbl   = barrel

  Third Quarter Ended September 30, 2000 Compared With Third Quarter Ended September 30, 1999

     Oil and natural gas sales for the quarter ended September 30, 2000, were $3.5 million lower than 1999. The decrease was a result of lower oil and natural gas production due to normal production declines of existing reserves, the permanent shut-in of two wells at VK 817, and lower realized natural gas prices, offset by higher realized oil prices. Realized prices were affected by hedges in place during the period.

     We engage in hedging activities on our oil and natural gas production to obtain more determinable cash flows and to mitigate the risk of downward price movements on sales of these commodities. We do this through oil and natural gas swaps. All of our derivative instruments currently expire in December 2000.

     Operating expenses for the quarter ended September 30, 2000, were $2.2 million lower than in the same period in 1999, primarily as a result of lower depletion due to lower oil and natural gas production.

  Nine Months Ended September 30, 2000 Compared With Nine Months Ended September 30, 1999

     Oil and natural gas sales for the nine months ended September 30, 2000, were $6.8 million lower than 1999. The decrease was a result of lower oil and natural gas production due to normal production declines of existing reserves, the permanent shut-in of two wells at VK 817, and the temporary shut in of Garden Banks 72 and 117 as a result of the Poseidon rupture, offset by higher realized prices of both oil and natural gas. Realized prices were affected by hedges in place during the period.

     Operating expenses for the nine months ended September 30, 2000, were $7.0 million lower than 1999, primarily a result of lower depletion due to lower oil and natural gas production.

GAS STORAGE SERVICES

                                                                                NINE MONTHS
                                                            QUARTER ENDED          ENDED
                                                            SEPTEMBER 30,      SEPTEMBER 30,
                                                           ---------------    ---------------
                                                            2000      1999     2000      1999
                                                           -------    ----    -------    ----
                                                                     (IN THOUSANDS)
Gas Storage services.....................................  $ 1,550    $ --    $ 1,550    $ --
                                                           -------            -------
          Total operating revenues.......................    1,550      --      1,550      --
Operating expenses, net..................................   (1,157)     --     (1,157)     --
                                                           -------    ----    -------    ----
          EBIT...........................................  $   393    $ --    $   393    $ --
                                                           =======    ====    =======    ====

     In August 2000, we acquired the Crystal storage businesses. For the quarter and nine months ended September 30, 2000, the revenues from these businesses consisted primarily of fixed reservation fees for gas storage capacity. Gas storage capacity revenues are recognized and due during the month in which capacity is reserved for the customer, regardless of the amount of capacity actually used. Operating expenses consist of management and operating fees and depreciation on the storage facilities.

INTEREST AND DEBT EXPENSE

     Interest and debt expense, net of capitalized interest, for the three months ended September 30, 2000, was $1 million higher than 1999 due to slightly higher debt levels.

     Interest and debt expense, net of capitalized interest, for the nine months ended September 30, 2000, was $11 million higher than 1999 due to higher average debt levels and interest rates in 2000.

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $49.3 million for the nine months ended September 30, 2000, compared to $48.0 million for the same period in 1999. The increase was due to higher earnings from acquisitions, such as EPIA, the Crystal storage businesses and the increase in our investment in Viosca Knoll and the newly installed Allegheny pipeline. These increases were offset by higher interest expense and lower earnings from Poseidon.

CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was approximately $104.2 million for the nine months ended September 30, 2000, due to our acquisition of EPIA, additions to property, plant, and equipment, and additional capital funding of our equity investments.

CASH FROM FINANCING ACTIVITIES

     Net cash flows provided by financing activities totaled approximately $63.3 million for the nine months ended September 30, 2000. During 2000, we received net proceeds of $19.7 million from our project finance loan and issued common units for $100.8 million of net proceeds. These activities were offset by our distributions to partners of $57.0 million.

     In June 2000, we amended our existing senior secured revolving credit facility, increasing the facility to $500.0 million from $375.0 million, with availability based upon historical cash flow. This credit facility allows us to pursue the increasing number of internal growth opportunities and to implement our acquisition growth strategy. Specifically, the additional borrowing capacity will be used to expand our offshore and onshore infrastructure through acquisitions and construction.

     To finance a substantial portion of the estimated $140.0 million total cost of the TLP, pipelines and other facilities that we plan to install in the Prince Field, we obtained a $95.0 million limited recourse project finance loan from a group of commercial lenders that would be convertible into a term loan upon completion of the construction project.

     In July 2000, we completed a public offering of 4,600,000 common units that included 600,000 common units to cover over-allotments for the underwriters. We used the net cash proceeds of $100.8 million to temporarily reduce the balance outstanding under our revolving credit facility. We may reborrow funds available under our revolving credit facility in the future for general business purposes, including expanding our offshore and onshore infrastructure through acquisitions and construction.

     As a result of the third and final offer to convert our 289,699 outstanding publicly-held preference units into an equal number of our common units, which expired on August 7, 2000, approximately 211,000 units were tendered for conversion by our unitholders. On October 20, 2000, we redeemed the remainder of our outstanding publicly-held preference units for approximately $0.8 million. Unitholders of the 78,450 units were paid $10.25 in cash per unit. Following the retirement of these units, any remaining balance in their capital account will be allocated to the common unitholders.

     We expect that future funding for capital expenditures, acquisitions, and other investing activities and for long-term debt retirements, distributions, and other financing expenditures will be provided by internally generated funds, available capacity under existing credit facilities, and the issuance of long-term debt or equity.

                         COMMITMENTS AND CONTINGENCIES

     See Note 6, which is incorporated herein by reference.

                                     OTHER

     In August 2000, we finalized a processing agreement with El Paso Production GOM under which they would commit all of the natural gas and oil produced from the Prince Field to a TLP, the related pipelines, and separating and handling facilities that we will install by July 2001. The platform is anticipated to be delivered in April 2001 with first production anticipated to commence in June 2001. El Paso Production GOM will pay us a fixed monthly demand charge beginning upon installation of our TLP, as well as a commodity charge for the natural gas, oil and brine produced from the Prince Field. In addition, El Paso Production GOM would use other existing pipelines, including our Poseidon and Manta Ray Offshore joint venture systems, to transport the Prince Field production from our TLP to shore.

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

     At September 30, 2000, we had three oil and natural gas sales swaps covering a significant portion of our production for the calendar year 2000. For the nine months ended September 30, 2000 and 1999, we recorded a net loss of $8.6 million and $1.3 million, respectively, on these contracts. Had we settled our open hedging positions as of September 30, 2000, based on the applicable settlement prices of the NYMEX futures contracts, we would have recognized losses of approximately $0.3 million related to our oil swap and $5.9 million related to our natural gas swaps. All of our existing derivative instruments expire in December 2000.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I -- Financial Information, Note 6, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     See Part I -- Financial Information, Note 3, which is incorporated herein by reference.

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *10.14          Credit Agreement dated as of August 23, 2000 by and among
                         Argo, L.L.C., the lenders party thereto, the Chase Manhattan
                         Bank, as administrative agent, First Union National Bank, as syndication agent, Bank One, N.A., as documentation agent, and Chase Securities Inc., as arranger.
         *10.15          Sponsor Agreement dated as of August 23, 2000, by El Paso
                         Energy Partners, L.P., and the Chase Manhattan Bank, as
                         administrative agent.
         *10.16          Agreement and Plan of Merger dated as of August 28, 2000 by and among El Paso Energy Partners, L.P., as Parent, El Paso
                         Partners Acquisition, L.L.C., Crystal Holding, Inc., and
                         Crystal Gas Storage, Inc.
         *27             Financial Data Schedule

     (b) Report on Form 8-K

     We filed a Current Report on Form 8-K, dated July 14, 2000, with regard to our pending acquisition of the natural gas storage businesses of Crystal Gas Storage, Inc. and the amendment of our senior secured revolving credit facility.

     We filed a Current Report on Form 8-K, dated July 20, 2000, reporting unaudited pro forma condensed combined financial statements reflecting our pending acquisition of the natural gas storage businesses of Crystal Gas Storage, Inc.

     We filed a Current Report on Form 8-K, dated July 27, 2000, regarding the underwriting agreement related to our public offering of common units that closed on July 28, 2000.

     We filed a current report on Form 8-K dated September 11, 2000, updating pro forma financial statements relating to the acquisition of the salt dome natural gas storage business of Crystal Gas Storage Inc.

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

                                          EL PASO ENERGY PARTNERS, L.P.

                                          By: EL PASO ENERGY PARTNERS COMPANY,
                                            its General Partner

Date: November 9, 2000                    By:      /s/ KEITH B. FORMAN
                                            ------------------------------------
                                                      Keith B. Forman
                                             Vice President and Chief Financial
                                                           Officer

Date: November 9, 2000                    By:      /s/ D. MARK LELAND
                                            ------------------------------------
                                                       D. Mark Leland
                                            Senior Vice President and Controller
                                               (Principal Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        *10.14           Credit Agreement dated as of August 23, 2000 by and among
                         Argo, L.L.C., the lenders party thereto, the Chase Manhattan
                         Bank, as administrative agent, First Union National Bank, as syndication agent, Bank One, N.A., as documentation agent, and Chase Securities Inc., as arranger.
        *10.15           Sponsor Agreement dated as of August 23, 2000, by El Paso
                         Energy Partners, L.P., and the Chase Manhattan Bank, as
                         administrative agent.
        *10.16           Agreement and Plan of Merger dated as of August 28, 2000 by and among El Paso Energy Partners, L.P., as Parent, El Paso
                         Partners Acquisition, L.L.C., Crystal Holding, Inc. and
                         Crystal Gas Storage, Inc.
        *27              Financial Data Schedule