Form 10-K
period 2000-12-31
EL PASO ENERGY PARTNERS LP
filed 2001-04-02
CIK 895040

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

    [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                          OR

    [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to__________

                             COMMISSION FILE NO. 1-11680

                         EL PASO ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0396023
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

               EL PASO BUILDING                                     77002
            1001 LOUISIANA STREET                                 (Zip Code)
                HOUSTON, TEXAS
   (Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 420-2131

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                 TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                 -------------------                   -----------------------------------------
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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.     [ ]

     THE REGISTRANT HAD 34,042,814 COMMON UNITS OUTSTANDING AS OF MARCH 29, 2001. THE AGGREGATE MARKET VALUE ON SUCH DATE OF THE REGISTRANT'S COMMON UNITS HELD BY NON-AFFILIATES WAS APPROXIMATELY $1,052 MILLION.

     DOCUMENTS INCORPORATED BY REFERENCE: NONE

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         EL PASO ENERGY PARTNERS, L.P.

                               TABLE OF CONTENTS

                                    CAPTION                               PAGE
                                    -------                               ----
                                     PART I
Item 1.   Business....................................................      1
Item 2.   Properties..................................................     12
Item 3.   Legal Proceedings...........................................     12
Item 4.   Submission of Matters to a Vote of Security Holders.........     12

                                    PART II
Item 5.   Market for Registrant's Units and Related Unitholder
            Matters...................................................     13
Item 6.   Selected Financial Data.....................................     15
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     16
          Risk Factors and Cautionary Statement for Purposes of the
            "Safe Harbor" Provisions
            of the Private Securities Litigation Reform Act of 1995...     22
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     29
Item 8.   Financial Statements and Supplementary Data.................     30
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     62

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........     62
Item 11.  Executive Compensation......................................     65
Item 12.  Security Ownership of Management............................     67
Item 13.  Certain Relationships and Related Transactions..............     67

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................     68
          Signatures..................................................    238

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     We are one of the largest publicly-traded master limited partnerships in terms of market capitalization and a gatherer of natural gas and oil in the Gulf of Mexico. Formed in 1993, we provide midstream energy services both onshore and offshore in the Gulf of Mexico, including gathering, transportation, storage and other related services for producers of natural gas and oil. Through December 31, 2000, our subsidiaries and joint ventures owned or had interests in (i) twelve natural gas and oil pipeline systems, (ii) seven offshore platforms, including related production, processing, and dehydration facilities, (iii) five producing oil and natural gas properties, (iv) one non-producing oil and natural gas property, and (v) two natural gas storage facilities in Mississippi.

     Our pipeline systems have a combined capacity of over 7.3 Bcf/d of natural gas and over 340 MBbls/d of oil and include over 2,000 miles of pipeline. These systems are strategically placed to serve production activities in some of the most active drilling and development regions in the Gulf, including the offshore regions of Texas, Louisiana, and Mississippi, and provide relatively low cost access to long line transmission pipelines that access multiple markets in the eastern half of the United States. In March 2000, we acquired El Paso Intrastate-Alabama, or EPIA, a natural gas pipeline system in the coal bed methane producing regions of Alabama from a subsidiary of El Paso Corporation. The system consists of over 450 miles of pipeline and has a capacity of approximately 200 MMcf/d. These systems handled an average of approximately 3.4 MMdth/d of natural gas from 1998 to 2000, as well as an average of approximately 176 MBbls/d of oil in 2000, 181 MBbls/d in 1999 and 97 MBbls/d in 1998.

     Upon completion of the Prince tension leg platform, or TLP, our multi-purpose offshore platforms will have a product handling capacity of over 710 Mcf/d of natural gas and over 120 MBbls/d of oil and condensate. Through these facilities, we are able to provide a variety of producer and midstream services to enhance deliverability and volumes into our pipeline systems.

     Our producing properties have total proved reserves of approximately 11.5 Bcf of natural gas and over 1.2 MMBbls of oil. We also have an overriding royalty interest in the Prince Field, a non-producing property in the Ewing Bank region of the Gulf of Mexico to capitalize on future development efforts in that region.

     In August 2000, we acquired salt dome natural gas storage facilities located in Mississippi which are well situated to serve the Northeast, Mid-Atlantic and Southeast natural gas markets. These facilities have a combined working capacity of 6.7 Bcf, and are capable of delivering in excess of 670 MMcf/d of natural gas into three interstate pipelines, Koch Gateway Pipeline, Transcontinental Gas Pipeline, or Transco, and Tennessee Gas Pipeline. Each of these facilities is capable of making deliveries at the high rates necessary to satisfy peaking requirements in the electric generation industry.
- ---------------

As generally used in the energy industry and in this document, the following terms have the following meanings:

    Bbl(/d)    = barrel (per day)
    BBtu(/d)   = billion British thermal units (per
                 day)
    Bcf(/d)    = billion cubic feet (per day)
    MBbls(/d)  = thousand barrels (per day)
    MMBbls     = million barrels

MMBtu      = million British thermal units
Mcf(/d)    = thousand cubic feet (per day)
MMcf(/d)   = million cubic feet (per day)
MMdth(/d)  = million dekatherms (per day)
Mdth(/d)   = thousand dekatherms (per day)

    When we refer to natural gas and oil in "equivalents," we are doing so to compare quantities of oil with quantities of natural gas or to express these different commodities in a common unit. In calculating equivalents, we use a generally recognized standard in which one Bbl of oil is equal to six Mcf of natural gas. Also, when we refer to cubic feet measurements, all measurements are at 14.73 pounds per square inch.

     In August 1998, El Paso acquired DeepTech International Inc., the parent company of our General Partner. Following this acquisition, our General Partner became an indirect wholly owned subsidiary of El Paso. Our General Partner and other affiliates of El Paso perform all of our management and operational functions and together own a 27.8 percent interest in our common units consisting of 8,953,764 common units. They also own a one percent general partner interest in us, an approximate one percent non-managing member interest in many of our subsidiaries and $170 million of our Series B preference units. For further information on our Series B preference units, see Item 5, Market for Registrant's Units and Related Unitholder Matters.

                               BUSINESS STRATEGY

     Our objective is to operate as a growth-oriented master limited partnership with a focus on increasing our cash flow and distributions to our unitholders. Our strategy is to combine our position as a provider of midstream services in the deeper water regions of the Gulf of Mexico with an aggressive effort to acquire and develop diversified onshore midstream energy assets. Accordingly, we also expect a substantial portion of our growth to relate to onshore activities and operations. Further, our strategy includes identifying opportunities that create synergies with the other assets and operations of El Paso. We intend to continue de-emphasizing our commodity-based activities, such as exploration and production operations, in the future and concentrate on fee-based operations, which tend to provide more stable cash flows. As part of our business strategy,

     - we acquired EPIA, a natural gas pipeline system in the coal bed methane producing regions of Alabama from a subsidiary of El Paso, in March 2000;

     - we entered into an agreement with El Paso Production in March 2000 committing all natural gas and oil produced from the Prince Field to a platform we are constructing at Ewing Bank 1003;

     - we placed our East Breaks joint venture pipeline system in service in June 2000;

     - we acquired the salt dome natural gas storage businesses of Crystal Gas Storage, Inc., a subsidiary of El Paso, in August 2000; and

     - we acquired the south Texas fee-based natural gas liquids, or NGL, transportation and fractionation assets from a subsidiary of El Paso in February 2001.

     In accordance with a Federal Trade Commission, or FTC, order related to El Paso's merger with The Coastal Corporation, we divested a number of our Gulf of Mexico assets in January 2001. These divestitures allow us to further our plan to diversify and grow our sources of cash flow. For more information on these asset divestitures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    SEGMENTS

     We segregate our business activities into three segments:

     - Gathering, Transportation, and Platform Services;

     - Oil and Natural Gas Production; and

     - Gas Storage Services.

     These segments are strategic business units that provide a variety of energy related services. For information relating to operating revenues and operating income of each segment, see Item 8, Financial Statements and Supplementary Data, Note 11. Each of these segments is discussed more fully below.

                GATHERING, TRANSPORTATION, AND PLATFORM SERVICES

  Pipeline Systems

     We conduct a significant portion of our business activities through equity investments, many of which are organized as limited liability companies with subsidiaries of other substantial energy companies. Management decisions related to these investees are made by committees comprised of representatives from each member with authority appointed in proportion to the members' relative ownership interests. The following table and discussions describe our network of subsidiary and joint venture owned natural gas and crude oil pipelines as of December 31, 2000:

                                                              DEEPWATER HOLDINGS
                                       EL PASO     ----------------------------------------
                           VIOSCA    INTRASTATE-            EAST                                GREEN
                          KNOLL(1)   ALABAMA(2)    HIOS   BREAKS(3)   UTOS(4)   STINGRAY(4)   CANYON(4)   TARPON(4)
                          --------   -----------   ----   ---------   -------   -----------   ---------   ---------
Effective ownership
 interest...............     100%       100%       50%       50%         50%         50%        100%        100%
Unregulated(U)/
 regulated(R)...........        U          U         R         U           R           R           U           U
Operated(O)/Non-
 operated(N)............        O          O         O(5)      O(5)        O(5)        O           O           O
In-service date.........     1994       1972       1977     2000        1978        1975        1990        1978
Approximate
 capacity(7)............    1,000        200       1,800     400       1,200       1,120         220          80
Aggregate miles of
 pipeline...............      125        450       204        85          30         417          68          40
Average net throughput
 for the year ended:(8)
 December 31, 2000......      612        124       435        56         166         298          59          25
 December 31, 1999......      558         --       371        --         186         304          90          44
 December 31, 1998......      319         --       359        --         171         346         139          66

                                 NEPTUNE AND
                                OCEAN BREEZE
                          -------------------------
                             MANTA
                              RAY
                          OFFSHORE(4)   NAUTILUS(4)   POSEIDON   ALLEGHENY(3)
                          -----------   -----------   --------   ------------
Effective ownership
 interest...............    25.67%        25.67%         36%         100%
Unregulated(U)/
 regulated(R)...........         U             R           U            U
Operated(O)/Non-
 operated(N)............         N             N           N(6)         O
In-service date.........      1987          1997        1996         1999
Approximate
 capacity(7)............       755           600         260           80
Aggregate miles of
 pipeline...............       225           101         288           43
Average net throughput
 for the year ended:(8)
 December 31, 2000......       105            78          57           18
 December 31, 1999......       109            75          61           12
 December 31, 1998......        80            42          35           --

- ---------------

(1) We acquired an additional 49 percent ownership interest in June 1999 and the remaining 1 percent in September 2000 from a subsidiary of El Paso.
(2) We acquired the El Paso Intrastate-Alabama system in March 2000.
(3) The East Breaks system was placed in service in June 2000. The Allegheny system was placed in service in October 1999.
(4) In the first quarter of 2001, we entered into a series of transactions involving the sale of our interests in the Green Canyon, Tarpon, Manta Ray Offshore and Nautilus systems. Additionally, Deepwater Holdings sold their interest in Stingray in the first quarter of 2001 and also agreed to sell their interest in UTOS. Deepwater Holdings expects this sale to close in April 2001. These sales are a result of a FTC order related to El Paso's merger with The Coastal Corporation.
(5) We assumed operation of these systems in June 2000.
(6) We assumed operation of this system in January 2001.
(7) All capacity measures are on a MMcf/d basis except the Poseidon and Allegheny systems which are measured on a MBbls/d basis.
(8) All average net throughput measures are on a Mdth/d basis except the Poseidon and Allegheny systems which are measured on a MBbls/d basis.

     Viosca Knoll. Viosca Knoll is a natural gas gathering system designed to serve the Main Pass, Mississippi Canyon and Viosca Knoll areas of the Gulf of Mexico and consists of 125 miles of predominantly 20-inch natural gas pipeline and a 7,000 horsepower compressor. Viosca Knoll provides its customers access to the facilities of a number of major interstate pipelines, including pipelines owned by Tennessee Gas Pipeline Company, Columbia Gulf Transmission Company, Southern Natural Gas Company, Transco, and Destin Pipeline Company. During 1999, we acquired an additional 49 percent interest in Viosca Knoll, and in 2000 we acquired the remaining 1 percent from a subsidiary of El Paso, bringing our total interest in Viosca Knoll to 100 percent.

     El Paso Intrastate-Alabama. In March 2000, we acquired EPIA, a natural gas pipeline system in the coal bed methane producing regions of Alabama. The system consists of over 450 miles of pipeline. EPIA also provides marketing services through the purchase and resale of natural gas by purchasing natural gas from regional producers and others, and selling natural gas to local distribution companies and others.

     Deepwater Holdings. In June 1999, we acquired additional ownership interests in the High Island Offshore System, or HIOS, U-T Offshore System, or UTOS, and the East Breaks System. In September 1999, we reorganized our interests with ANR Pipeline Company, or ANR, in these and other assets through the formation of Deepwater Holdings, L.L.C. We have a 50 percent ownership interest in Deepwater Holdings. Through El Paso's merger with The Coastal Corporation, ANR became a subsidiary of El Paso. As a result of the reorganization, Deepwater Holdings owns 100 percent of the HIOS, UTOS, East Breaks and Stingray systems, as well as 100 percent of the West Cameron dehydration facility.

     - HIOS is a natural gas transmission system consisting of 204 miles of pipeline which includes three supply laterals that connect to a 42-inch diameter mainline. HIOS transports natural gas received from fields located in the Galveston, Garden Banks, West Cameron and East Breaks areas of the Gulf of Mexico to a junction platform owned by HIOS located in West Cameron Block 167.

     - East Breaks is a natural gas gathering system consisting of 85 miles of 18 to 20-inch diameter pipeline that connects HIOS to the Diana and Hoover fields being developed by subsidiaries of ExxonMobil and BP Amoco plc. Production from the Diana and Hoover properties has been committed to this system. East Breaks began operating in June 2000, and has the ability to expand its throughput capacity further, which would provide HIOS with the ability to compete for the right to gather and transport the substantial reserves associated with properties being, and expected to be, developed in these deepwater frontier regions.

     - UTOS is a natural gas transmission system consisting of 30 miles of 42-inch diameter pipeline extending from an interconnection with HIOS at West Cameron Block 167 to the Johnson Bayou production handling facility, owned by UTOS. The Johnson Bayou facility provides primarily natural gas and natural gas liquids separation and dehydration services for natural gas transported on HIOS and UTOS. Under a FTC order, Deepwater Holdings agreed to sell its interest in UTOS. The sale is expected to close in April 2001.

     - Stingray is a natural gas gathering system consisting of (i) 361 miles of 6 to 36-inch diameter pipeline that transports natural gas from HIOS, West Cameron, East Cameron and Vermilion lease areas in the Gulf of Mexico to onshore transmission systems in Louisiana, (ii) 43 miles of 16 to 20-inch diameter pipeline connecting platforms and leases in the Garden Banks Blocks 191 and 72 areas to Stingray, and (iii) 13 miles of 16-inch diameter pipeline connecting our platform at East Cameron Block 373 to Stingray at East Cameron Block 338. Under a FTC order, Deepwater Holdings sold its interest in Stingray in January 2001.

     Green Canyon. Green Canyon is a natural gas gathering system consisting of 68 miles of 10 to 20-inch diameter pipeline which transports natural gas from the South Marsh Island, Eugene Island, Garden Banks, and Green Canyon areas in the Gulf of Mexico to Transco's South Lateral in South Marsh Island Block 106. Under a FTC order, we sold our interest in Green Canyon in January 2001.

     Tarpon. Tarpon is a natural gas gathering system consisting of 40 miles of 16-inch diameter pipeline that extends from the Trunkline Gas Pipeline system at Ship Shoal Block 274 to the Eugene Island area in the Gulf of Mexico. Under a FTC order, we sold our interest in Tarpon in January 2001.

     Neptune and Ocean Breeze. We own a 25.67 percent interest in both Neptune Pipeline Company, L.L.C. and Ocean Breeze Pipeline Company, L.L.C. Together, Neptune and Ocean Breeze own 100 percent of the Manta Ray Offshore and Nautilus systems. Under a FTC order, we sold our interest in Neptune and Ocean Breeze in January 2001.

     - Manta Ray Offshore is a natural gas gathering system consisting of three separate gathering lines in the offshore Louisiana area of the Gulf of Mexico, including 76 miles of 12 to 24-inch diameter pipeline, each interconnecting offshore with Transco's Southeast Louisiana Lateral, which provides transportation to shore in eastern Louisiana and 149 miles of 14 to 24-inch diameter pipeline extending from the Green Canyon and South Timbalier areas to facilities located at Ship Shoal Block 207. Affiliates of the other partners in the system, Shell Oil Company and Marathon Oil Company, have dedicated production from over 110 lease blocks in the area to the system.

     - Nautilus is a natural gas transmission system consisting of 101 miles of 30-inch pipeline running downstream from Ship Shoal Block 207 connecting to a natural gas processing plant in Louisiana and, through the processing plant, facilitates deliveries into multiple interstate pipelines. The Shell Oil Company and Marathon Oil Company production dedicated to Manta Ray Offshore is also dedicated to Nautilus.

     Poseidon. Poseidon, which we own a 36 percent interest in, is a major sour crude oil pipeline system built in response to the increased demand for additional sour crude oil pipeline capacity in the central Gulf of Mexico. Poseidon consists of (i) 117 miles of 16 to 20-inch diameter pipeline extending from our 50 percent owned Garden Banks 72 platform to our platform at Ship Shoal Block 332, (ii) 122 miles of 24-inch diameter pipeline extending from the Ship Shoal 332 platform to Houma, Louisiana, (iii) 32 miles of 16-inch diameter pipeline extending from Ewing Bank Block 873 to the 24-inch pipeline in the area of South Timbalier Block 212, and (iv) 17 miles of 16-inch pipeline extending from Garden Banks Block 260 to South Marsh Island Block 205.

     Allegheny. Allegheny is a crude oil system consisting of 43 miles of 14-inch diameter pipeline that connects the Allegheny field in the Green Canyon area of the Gulf of Mexico with Poseidon at our Ship Shoal 332 platform. Oil production from the Allegheny field is committed to this system.

     Nemo. In August 1999, we formed Nemo Gathering Company L.L.C., or Nemo, with Tejas Offshore Pipeline, L.L.C. to construct, own and operate a natural gas gathering system extending from the Brutus and Glider deepwater development properties to Manta Ray Offshore. Under a FTC order, we sold our interest in Nemo in January 2001.

  Offshore Platforms and Related Facilities

     Our offshore platforms play a key role in the development of the oil and natural gas offshore pipeline network. Platforms are used to:

     - interconnect the offshore pipeline grid;

     - provide an efficient means to perform pipeline maintenance;

     - locate compression, separation, production handling and other facilities; and

     - conduct drilling operations during the initial development phase of a natural gas and oil property.

     In addition to numerous platforms owned by our joint ventures, we own seven strategically-located platforms in the Gulf of Mexico, including six multi-purpose hub-platforms and one TLP in the Prince Field, which is currently under construction. These platforms were specifically designed to be used as deepwater hubs and production handling and pipeline maintenance facilities. The following table and discussions describe our offshore platforms as of December 31, 2000:

                             EAST     GARDEN    SHIP    VIOSCA              SHIP       SOUTH
                            CAMERON    BANKS    SHOAL   KNOLL    PRINCE    SHOAL     TIMBALIER
                              373       72       331     817     TLP(1)    332(2)     292(2)
                            -------   -------   -----   ------   ------   --------   ---------
Ownership interest........    100%        50%   100%     100%      100%       100%      100%
In-service date...........    1998       1995   1994     1995       N/A(1)     1985     1984
Water depth (in feet).....     441        518    376      671     1,500        438       283
Acquired (A) or
  constructed (C).........       C          C      A        C         C          A         A
Approximate handling
  capacity:
  Natural gas (MMcf/d)....     110         80     --(3)   140        80     150(3)       150
  Oil and condensate
     (Bbls/d).............   5,000     55,000     --(3) 5,000    50,000   12,000(3)    2,500

- ------------------

(1) We plan to place the Prince TLP platform, formerly known as the Ewing Bank 1003 platform, in service by mid 2001.

(2) We sold 50 percent of our interest in Ship Shoal 332 and all of our interest in South Timbalier 292 in January 2001.

(3) The Ship Shoal 331 platform is currently used as a satellite landing area and all products transported to the platform are processed on the Ship Shoal 332 platform.

     East Cameron 373. The East Cameron 373 platform is located at the south end of the central leg of Stingray. The platform serves as the host for Kerr-McGee Corporation's East Cameron Block 373 production and as the landing site for Garden Banks Blocks 108 and 152 production.

     Garden Banks 72. The Garden Banks 72 platform is located at the south end of the eastern leg of Stingray and serves as the western-most termination point of Poseidon. The platform serves as a base for landing deepwater production from Enterprise Oil Gulf of Mexico, Inc.'s and Devon Energy Inc.'s Garden Banks Block 161 development and will serve as the host for Mariner Energy Inc.'s development in Garden Banks Block 73. We also use the platform as the host for our Garden Banks Block 72 production and the landing site for production from our Garden Banks Block 117 lease located in an adjacent lease block.

     Ship Shoal 331. The Ship Shoal 331 platform is a production facility located approximately 75 miles off the coast of Louisiana. Pogo Producing Company has rights to utilize the platform pursuant to a production handling and use of space agreement.

     Viosca Knoll 817. The Viosca Knoll 817 platform is centrally located on the Viosca Knoll system. The platform serves as a base for landing deepwater production in the area, including ExxonMobil's, Shell Offshore Inc.'s, and BP Amoco plc's Ram Powell development. A 7,000 horsepower compressor on the platform facilitates deliveries from the Viosca Knoll system to multiple downstream interstate pipelines. The platform is also used as a base for oil and natural gas production from our Viosca Knoll Block 817 lease.

     Prince TLP. Prince TLP, is currently under construction with first production anticipated to commence in mid 2001. The Prince TLP and its related facilities initially will be capable of handling up to 50,000 Bbls/d of oil and 80 MMcf/d of natural gas.

     Ship Shoal 332. The Ship Shoal 332 platform serves as a major junction platform for pipelines in the Manta Ray Offshore, Allegheny and Poseidon systems. The platform will also serve as the landing site for the Nemo system. Under a FTC order, we sold 50 percent of our interest in Ship Shoal 332 in January 2001.

     South Timbalier 292. The South Timbalier 292 platform is located at the easternmost termination point of Manta Ray Offshore and serves as a landing site for natural gas production in the area and provides an interconnection to the Trunkline Gas Pipeline system. Under a FTC order, we sold our interest in South Timbalier 292 in January 2001.

     Other Facilities. Through our 50 percent ownership interest in Deepwater Holdings, we also own an interest in the West Cameron dehydration facility located at the northern termination point of Stingray in Louisiana. Under a FTC order, Deepwater Holdings sold its interest in the dehydration facility in January 2001.

  Markets and Competition

     Each of our natural gas pipeline systems are located at or near natural gas production areas that are served by other pipelines. Our natural gas pipeline systems face competition from both regulated and unregulated systems. Some of these competitors are not subject to the same level of rate and service regulation as we are. Other competing pipelines, such as long-haul transporters, may have rate design alternatives unavailable to ours. Consequently, those competing pipelines may be able to provide service on more flexible terms and at rates significantly below those we offer.

     Our oil pipeline systems were built as a result of the need for additional crude oil capacity to transport new deepwater oil production to shore. Our principal competition includes other oil pipeline systems, built, owned and operated by producers to handle their own production and, as capacity is available, production for others. Our oil pipelines compete for new production on the basis of geographic proximity to the production, cost of connection, available capacity, transportation rates and access to onshore markets. In addition, the ability of our pipelines to access future reserves will be subject to our ability, or the producers' ability, to fund the significant capital expenditures required to connect to the new production.

     A substantial portion of the revenues generated by our offshore pipeline systems are attributed to production from reserves committed under long-term contracts for the productive life of the relevant field.

Nonetheless, these reserves and other reserves that may become available to our pipeline systems are depleting assets and will be produced over a finite period. Each of our pipeline systems must access additional reserves to offset the natural decline in production from existing connected wells or the loss of any other production to a competitor. Furthermore, the rates we charge for our services are dependent on whether the relevant pipeline system is regulated or unregulated, the quality of the service required by the customer, and the amount and term of the reserve commitment by the customer. A majority of our offshore arrangements involve life-of-reserve commitments with both firm and interruptible components. Generally, we receive a price per barrel of oil or water or dekatherm of natural gas handled. Also, for firm arrangements, we often receive a monthly fixed fee which is paid by the customer regardless of the level of throughput, except under individually specified circumstances.

     Our platforms are subject to similar competitive factors as our pipeline systems. These assets generally compete on the basis of proximity and access to existing reserves and pipeline systems, as well as costs and rates. Furthermore, competitors to these platforms may possess greater technical skill and capital resources than us.

     For a discussion of our significant customers see Item 8, Financial Statements and Supplementary Data, Note 10.

  Regulatory Environment

     Our natural gas pipeline systems are subject to the Natural Gas Pipeline Safety Act of 1968, which establishes pipeline and liquified natural gas plant safety requirements. The Poseidon and Allegheny systems are subject to regulations under the Hazardous Liquid Pipeline Safety Act. All of our offshore pipeline systems are subject to the regulation under the Outer Continental Shelf Lands Act, which calls for nondiscriminatory transportation on pipelines operating in the outer continental shelf region of the Gulf of Mexico. All of our pipeline systems are subject to the National Environmental Policy Act and other environmental legislation. Each of the pipeline systems has a continuing program of inspection designed to keep all of our facilities in compliance with pollution control and pipeline safety requirements. We believe that our pipeline systems are in compliance with the applicable requirements of these regulations.

     Our HIOS, UTOS, Stingray and Nautilus pipeline systems are also subject to the jurisdiction of the Federal Energy Regulatory Commission, or FERC, in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each of these pipeline systems operates under separate FERC approved tariffs which establish rates, terms, and conditions under which each pipeline system provides services to its customers. These pipeline systems operate under agreements with their respective customers which provide for rates that have been approved by FERC. Stingray's proposed rates became effective June 1, 1999, subject to refund. A hearing on the merits of Stingray's filing was held in December 1999 and the case was still pending before FERC at the time Deepwater Holdings sold Stingray in January 2001.

  Maintenance

     Each of our pipeline systems and platforms requires regular and thorough maintenance. The interior of the pipelines is maintained through the regular cleaning of the line of liquids that collect in the pipeline. Corrosion inhibitors are also injected into all of the systems through the flow stream on a continuous basis. To prevent external corrosion of the pipe, anodes are fastened to the pipeline itself at prescribed intervals, providing protection from sea water. The platforms are painted to the waterline every three to five years to prevent atmospheric corrosion. Corrosion protection devices are also fastened to platform legs below the waterline to prevent corrosion. Remotely operated vehicles or divers inspect the platforms below the waterline generally every five years. The HIOS, Stingray, Manta Ray Offshore, Viosca Knoll, Allegheny and Poseidon pipeline systems include platforms that are manned on a continuous basis. The personnel onboard these platforms are responsible for site maintenance, operations of the platform facilities, measurement of the oil or natural gas stream at the source of production and corrosion control.

OIL AND NATURAL GAS PRODUCTION

     Currently, we own interests in five producing and one non-producing oil and natural gas properties located in waters offshore of Louisiana. Production from these properties is gathered, transported, and processed through our pipeline systems and platform facilities, and sold to an affiliate of El Paso. The following is information regarding these properties as of December 31, 2000:

  Producing Properties

                                  GARDEN BANKS   GARDEN BANKS   GARDEN BANKS   VIOSCA KNOLL   WEST DELTA
                                    BLOCK 72     BLOCK 73(1)     BLOCK 117     BLOCK 817(2)   BLOCK 35(3)
                                  ------------   ------------   ------------   ------------   -----------
Working interest................         50%           --              50%          100%           38%
Net revenue interest............       40.2%         2.5%            37.5%           80%         29.8%
In-service date.................        1996         2000             1996          1995          1993
Net acres.......................       2,880           --            2,880         5,760         1,894
Distance offshore (in miles)....         120          115              120            40            10
Water depth (in feet)...........         518          743            1,000           671            60
Producing wells.................           5            1                2             7             2
Cumulative production:
  Natural gas (MMcf)............       3,979          143            1,886        58,766         1,859
  Oil (Bbls)....................   1,241,884           --        1,036,468        97,035         9,873

- ---------------

(1) We own a 2.5 percent overriding interest in Garden Banks Block 73, which began producing in mid 2000.
(2) Our working interest in Viosca Knoll Block 817 is subject to a production payment that entitles holders to 25 percent of the proceeds from the production attributable to this working interest (after deducting all leasehold operating expenses, including platform access and production handling fees) until the holders have received the aggregate sum of $16 million. At December 31, 2000, the unpaid portion of the production payment obligation totaled $9.8 million.
(3) The West Delta Block 35 field commenced production in 1993, but our interest in this field was acquired in connection with El Paso's acquisition of our general partner in 1998. Production data is for the period from August 1998.

     Acreage and Wells. The following table sets forth our developed and undeveloped oil and natural gas acreage as of December 31, 2000. Undeveloped acreage refers to those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves. Gross acres in the following table refer to the number of acres in which a working interest is owned directly by us. The number of net acres is our fractional ownership of the working interest in the gross acres.

                                                              GROSS     NET
                                                              ------   ------
Developed acreage...........................................   6,152    3,576
Undeveloped acreage.........................................  44,913   18,838
                                                              ------   ------
          Total acreage.....................................  51,065   22,414
                                                              ======   ======

     Our gross and net ownership in producing wells at December 31, 2000, is as follows:

                                                              GROSS   NET
                                                              -----   ----
Natural gas.................................................  10.0     8.3
Oil.........................................................   6.0     3.0
                                                              ----    ----
          Total.............................................  16.0    11.3
                                                              ====    ====

     We did not drill any exploratory developmental wells in 1999 or 2000. One developmental oil well was drilled during 1998.

     Net Production, Unit Prices, and Production Costs. The following table sets forth information regarding the production volumes of, average unit prices received for, and average production costs for our oil and natural gas properties for the years ended December 31:

                                             OIL (MBBLS)                 NATURAL GAS (MMCF)
                                    ------------------------------   --------------------------
                                      2000       1999       1998      2000     1999      1998
                                    --------   --------   --------   ------   -------   -------
Net production(1).................       306        357        540    6,897    12,211    11,324
Average sales price(1)()..........  $  25.26   $  14.32   $  15.69   $ 1.86   $  2.02   $  2.01
Average production costs(2)().....  $   7.82   $   2.38   $   3.04   $ 1.30   $  0.40   $  0.51

- ---------------

(1) The information regarding net production and average sales prices excludes overriding royalty interests.
(2) The components of average production costs, which consist of operating expenses per unit of oil or natural gas produced, may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include third party transportation expenses, maintenance and repair, labor and utilities costs.

     The relationship between average sales prices and average production costs depicted by the table above is not necessarily indicative of future results of operations.

     For a discussion of oil and natural gas reserve information and estimated future net cash flows, see Item 8, Financial Statements and Supplementary Data,
Note 13, which is incorporated herein by reference.

  Non-producing Property

     Ewing Bank 958 Unit (Prince Field). We own a 9 percent net overriding royalty interest in the Prince Field, formerly the Ewing Bank 958 Unit. In November 1999, we entered into an arrangement with El Paso Production to farmout our working interest in the Prince Field in exchange for an overriding royalty interest. Under the terms of the farmout agreement, we may convert our overriding royalty interest in the Prince Field into a 30 percent working interest once El Paso Production recoups the costs associated with its drilling and completion activities on the Prince Field. Although four successful delineation wells have been drilled in the Prince Field, and El Paso Production has expanded the scope and size of the field development, there has been no production to date. Production from the Prince Field is expected to commence in mid 2001 and is committed to our Prince TLP.

  Markets and Competition

     Our focus is to maximize the production from our existing portfolio of oil and natural gas properties. As a result, the competitive factors that would normally impact exploration and production activities are not as pervasive to our operations. However, the oil and natural gas industry is intensely competitive, and we do compete with a substantial number of other companies, including many with larger technical staffs and greater financial and operational resources in terms of accessing transportation, hiring personnel, marketing production and withstanding the effects of general and industry-specific economic changes.

  Regulatory Environment

     Our production and development operations are subject to regulation at the federal and state levels. Regulated activities include:

     - requiring permits for the drilling of wells;

     - maintaining bonds and insurance requirements in order to drill or operate wells;

     - drilling and casing wells;

     - the surface use and restoring of properties upon which wells are drilled; and

     - plugging and abandoning of wells.

     Our production and development operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled, the levels of production, and the pooling of oil and natural gas properties.

     We presently have interests in, or rights to, offshore leases located in federal waters. Federal leases are administered by the Minerals Management Service, or MMS. Individuals and entities must qualify with the MMS prior to owning and operating any leasehold or right-of-way interest in federal waters. Qualification with the MMS generally involves filing certain documents and obtaining an area-wide performance bond and/or supplemental bonds representing security for facility abandonment and site clearance costs.

  Operating Environment

     Our business is subject to all of the operating risks normally associated with the production of oil and natural gas, including blowouts, cratering, pollution, and fires, each of which could result in damage to life or property. Offshore operations are subject to usual marine perils, including hurricanes and other adverse weather conditions, and governmental regulations, including interruption or termination by governmental authorities based on environmental and other considerations. In accordance with customary industry practices, we maintain broad insurance coverage with respect to potential losses resulting from these operating hazards.

GAS STORAGE SERVICES

     In August 2000, we acquired the natural gas storage businesses of Crystal Gas Storage, Inc. These businesses include the Petal and Hattiesburg salt dome natural gas storage facilities located in Mississippi. These facilities are well situated to serve the Northeast, Mid-Atlantic and Southeast natural gas markets. On a combined basis, these storage facilities currently have a natural gas working capacity of 6.7 Bcf, and are capable of delivering in excess of 670 MMcf/d of natural gas into three interstate pipelines, Koch Gateway Pipeline, Transco and Tennessee Gas Pipeline. Each of the Petal and Hattiesburg facilities is capable of making deliveries at the high rates necessary to satisfy peaking requirements in the electric generation industry. A 6.8 Bcf expansion is underway at these facilities, all of which is contractually dedicated for the next 20 years to a subsidiary of Southern Company, the largest producer of electricity in the United States. The expansion of the storage space and facilities has been approved by the FERC and is currently under construction. Also currently waiting for FERC approval is a 60 mile pipeline addition which will provide interconnects with various customers.

  Markets and Competition

     Competition for natural gas storage is primarily based on location and the ability to deliver natural gas in a timely and reliable manner. Our Petal and Hattiesburg natural gas storage facilities are located in an area in Mississippi that can effectively service the Northeastern and Southeastern natural gas markets, and have the ability to deliver all of its stored natural gas within a short timeframe. The natural gas storage facilities compete with other forms of natural gas storage including other salt dome storage facilities, depleted reservoir facilities and pipelines.

     We believe that the existence of the long-term contracts for storage, proposed expansion of our operations and the location of our natural gas storage facilities should allow us to compete effectively with other companies who provide for natural gas storage services. In addition to long-term contracts, we actively market interruptible storage services at the facilities to enhance our revenue generating ability beyond the firm storage contracts. Once our firm storage contracts have expired, we will experience greater competition for providing storage services. Such competition will be dependent upon the nature of the natural gas storage market existing at that time.

  Regulatory Environment

     Our Hattiesburg facility is a regulated utility under the jurisdiction of the Mississippi Public Service Commission. Accordingly, the rates charged for natural gas storage services are subject to approval from this agency. The present rates of the firm long-term contracts for natural gas storage in the Hattiesburg facility were approved in 1990. Our Petal facility is subject to regulation under the Natural Gas Act of 1938, as amended, and to the jurisdiction of FERC. The Petal facility currently holds certificates of public convenience and necessity which permit it to charge market based rates. A portion of our natural gas storage business is also subject to a limited jurisdiction certificate issued by FERC. The certificate authorizes us to provide natural gas storage services that may be ultimately consumed outside of Mississippi.

     The interstate natural gas industry has historically been heavily regulated by federal and state government and we cannot predict what further actions FERC, state regulators, or federal and state legislators may take in the future.

                    PURCHASE OF NGL AND FRACTIONATION ASSETS

     In February 2001, we purchased NGL transportation and fractionation assets from a subsidiary of El Paso. These assets include more than 600 miles of NGL gathering and transportation pipelines and three fractionation plants located in south Texas. The NGL pipeline system gathers and transports unfractionated and fractionated products. The three fractionation plants have a capacity of approximately 96 MBbls/d. These plants fractionate NGLs into ethane, propane, and butane products, which are used by refineries and petrochemical plants along the Texas Gulf Coast.

                               MAJOR ENCUMBRANCES

     Substantially all of our assets, with the exception of one of our subsidiaries, Argo II, L.L.C., are pledged as collateral under our existing revolving credit facility. Substantially all of Argo's assets are pledged under Argo's project finance loan, which is guaranteed in part by us. In addition, certain of our investees currently have, and others are expected to have, credit facilities under which substantially all of their assets are, or would be, pledged. For a discussion of our credit facilities, see Item 8, Financial Statements and Supplementary Data, Note 5.

                                 ENVIRONMENTAL

     A description of our environmental matters is included in Item 8, Financial Statements and Supplementary Data, Note 8.

                                   EMPLOYEES

     Employees of El Paso, through our General Partner, perform all of our administrative and operational activities under a management agreement. Therefore, we had no direct employees at December 31, 2000. We reimburse our General Partner for all reasonable general and administrative expenses and other reasonable expenses incurred by our General Partner and its affiliates for, or on our behalf, including, but not limited to, expenses incurred by our General Partner under this management agreement.

ITEM 2. PROPERTIES

     A description of our properties is included in Item 1, Business.

     We believe we have satisfactory title to the properties owned and used in our businesses, subject to liens for current taxes, liens incident to minor encumbrances, and easements and restrictions that do not materially detract from the value of the property, or the interests of the property, or the use of such properties in our businesses. We believe that our physical properties are adequate and suitable for the conduct of our business in the future.

ITEM 3. LEGAL PROCEEDINGS

     See Item 8, Financial Statements and Supplementary Data, Note 8.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

     Our common units are traded on the New York Stock Exchange under the symbol "EPN". As of March 15, 2001, there were approximately 688 holders of record of common units.

     Since 1998, we have given holders of our publicly held preference units the opportunity to convert their preference units into common units, in accordance with our partnership agreement. In October 2000, we redeemed the remainder of our outstanding publicly held preference units.

     The following table reflects the high and low sales prices for common units based on the daily composite listing of stock transactions for the New York Stock Exchange and cash distributions declared per common and preference units during those periods.

                                                                                    DISTRIBUTIONS DECLARED
                                                                 COMMON UNITS              PER UNIT
                                                              -------------------   -----------------------
                                                                HIGH       LOW      COMMON    PREFERENCE(1)
                                                              --------   --------   -------   -------------
2000
  Fourth Quarter............................................  $27.7500   $23.0000   $0.5500      $    --
  Third Quarter.............................................   28.0000    22.5000   0.5375        0.2750
  Second Quarter............................................   26.0000    19.5000   0.5375        0.2750
  First Quarter.............................................   21.3750    18.1250   0.5250        0.2750
1999
  Fourth Quarter............................................  $24.7500   $16.7500   $0.5250      $0.2750
  Third Quarter.............................................   25.1250    21.8750   0.5250        0.2750
  Second Quarter............................................   24.7500    21.3750   0.5250        0.2750
  First Quarter.............................................   23.1250    19.5000   0.5250        0.2750

- ----------

(1) As of October 2000, all publicly held preference units have been converted into common units or redeemed.

     In January 2001, we declared a quarterly distribution of $0.5500 per common unit payable on February 15, 2001, to unitholders of record on January 31, 2001. In addition, we announced in January 2001, an increase of $0.10 per year in our quarterly distributions to common unitholders, resulting in a quarterly distribution of $0.575 per common unit effective for the distribution scheduled to be paid in May 2001.

                               CASH DISTRIBUTIONS

     We make quarterly distributions of 100 percent of our available cash, as defined in the partnership agreement, to our unitholders and to our General Partner. Our available cash consists generally of all cash receipts plus reductions in reserves less all cash disbursements and net additions to reserves. Our General Partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct our business. These can include cash reserves for future capital and maintenance expenditures, reserves to stabilize distributions of cash to the unitholders and our General Partner, reserves to reduce debt, or, as necessary, reserves to comply with the terms of any of our agreements or obligations.

     The holders of common units and our General Partner are not entitled to arrearages of minimum quarterly distributions. Our distributions are effectively made 98 percent to limited unitholders and 2 percent to our General Partner, subject to the payment of incentive distributions to our General Partner if certain target cash distribution levels to common unitholders are achieved. Incentive distributions to our General Partner increase to 15 percent, 25 percent and 50 percent based on incremental distribution thresholds. Since 1998, quarterly distributions to common unitholders have been in excess of the highest incentive threshold of $0.425 per unit, and as a result, our General Partner has received 50 percent of the incremental amount. For the year ended December 31, 2000, we paid our General Partner incentive distributions totaling $15.5 million and paid an incentive distribution of $4.6 million in February 2001.

                        PUBLIC OFFERING OF COMMON UNITS

     In July 2000, we completed a public offering of 4,600,000 common units that included 600,000 common units to cover over-allotments for the underwriters. We used the net cash proceeds of approximately $101 million from the offering to reduce the balance outstanding under our revolving credit facility. In addition, our General Partner contributed $1.1 million to us in order to satisfy its one percent capital contribution requirement.

     In March 2001, we completed a public offering of 2,250,000 common units. We used the net cash proceeds of $66.3 million from the offering to reduce the balance outstanding under our revolving credit facility. In addition, our General Partner contributed $0.7 million to us in order to satisfy its one percent capital contribution requirement. If, within 30 days, the underwriters exercise in full their over-allotment option covering an additional 337,500 common units, we expect to receive approximately $10 million in additional net cash proceeds, all of which would be used to reduce the balance outstanding under our revolving credit facility.

                           SERIES B PREFERENCE UNITS

     In August 2000, we issued to an affiliate of El Paso, $170 million of Cumulative Redeemable Series B preference units in exchange for the Crystal natural gas storage businesses. These newly issued preference units are non-voting and have rights to income allocations on a cumulative basis, compounded semi-annually at an annual rate of 10%. We are not obligated to pay cash distributions on these units until 2010. After 2010, the rate will increase to 12% and distributions will be required to be paid on a current basis. The new preference units contain no mandatory redemption obligation, but may be redeemed at our option at any time. The issuance of these preference units was an exempt transaction under Section 4(2) of the Securities Act of 1933 as amended.

ITEM 6. SELECTED FINANCIAL DATA

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                          --------    -------    -------    -------    -------
                                                (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Operating Results Data(1):
  Operating revenues(2).................  $112,415    $63,659    $48,731    $75,435    $71,073
  Net income (loss)(3)..................    20,497     18,817        746     (1,138)    38,692
  Basic and diluted income (loss) per
     unit(4)............................     (0.03)     (0.34)      0.02      (0.06)      1.57
  Distributions per common unit.........      2.15       2.10      2.075       1.75       1.35
  Distributions per preference unit.....     0.825       1.10      1.825       1.75       1.35

                                                           AS OF DECEMBER 31,
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
Financial Position Data(1):
  Total assets..........................  $879,259   $583,585   $442,726   $409,842   $453,526
  Revolving credit facility.............   318,000    290,000    338,000    238,000    227,000
  Project financing(5)..................    45,000         --         --         --         --
  Long-term debt........................   175,000    175,000         --         --         --
  Partners' capital(6)..................   311,071     96,489     82,896    143,966    192,023

- ----------

(1) Our operating results and financial position reflect the acquisition in March 2000 of EPIA and in August 2000 of the Crystal natural gas storage businesses. These acquisitions were accounted for as purchases and therefore operating results of these acquired entities are included in our results prospectively from the purchase date.
(2) Operating revenues for prior years has been restated to exclude equity investment earnings. The operating revenues in 1998 were effected by lower realized prices on oil and natural gas and inclement weather conditions which decreased production volumes.
(3) Reflects impairment charges for capitalized costs written off in 1997 as a result of the abandonment of certain flow lines connecting to wells abandoned by third party owners.
(4)Reflects our adoption, in 1999, of a different accounting method for allocating partnership income to our General Partner and the preference and common unitholders. See Item 8, Financial Statements and Supplementary Data,
   Note 1, for further information.
(5)Project financing relates to a loan to build the Prince TLP on the Prince Field.
(6)Reflects the issuance of the $170 million Series B Preference Units to an affiliate of El Paso and the issuance of 4.6 million common units in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

     Over the past three years, our business activities have changed as a result of strategic acquisitions and transactions designed to enhance our ability to compete effectively and improve our overall financial condition. These changes have expanded our operating scope, our ability to generate cash flows and our needs for cash for investment opportunities. Consequently, we have substantially expanded our credit facilities and created other financing structures to meet our needs during this period. Significant milestones over the past three years include:

YEAR                             TRANSACTION
- ----                             -----------
1998     Constructed the East Cameron 373 platform;

         Acquired a 100 percent working interest in the Ewing Bank
           958 Unit, or the Prince Field;

1999     Increased our ownership interest in Viosca Knoll to 99
           percent;

         Increased our ownership interests in HIOS, East Breaks and UTOS to 50 percent;

         Placed the Allegheny oil pipeline system into service;

         Exchanged our working interest in the Prince Field for a 9 percent overriding royalty interest, with a conditional option to convert to a 30 percent working interest;

2000     Acquired the natural gas pipeline system of EPIA;

         Placed the East Breaks joint venture pipeline system in service;

         Acquired the salt dome natural gas storage businesses of Crystal; and

         Increased our ownership interest in Viosca Knoll to 100 percent.

  Sale of Gulf of Mexico Assets

     In January 2001, we sold several of our offshore Gulf of Mexico assets to third parties. The assets sold include our interests in the Tarpon system and Green Canyon pipeline assets and the Neptune and Ocean Breeze entities, which included our interests in Manta Ray Offshore and Nautilus. Along with these entities we also sold our interests in the Nemo system and the South Timbalier 292 offshore platform as well as 50 percent of our interest in the Ship Shoal 332 offshore platform. These sales occurred as a result of a FTC order relating to El Paso's merger with The Coastal Corporation. El Paso is the indirect parent of our General Partner. We received approximately $108 million in cash from these sales and used the proceeds to pay down our revolving credit facility. We realized losses of approximately $11 million from these sales.

     In addition to these sales, Deepwater Holdings, L.L.C., one of our investees, sold its Stingray system and its West Cameron dehydration facility for cash of approximately $50 million and used the proceeds to pay down its credit facility. Our share of the loss realized by Deepwater Holdings on the sale of its assets was approximately $8 million. Additionally, upon FTC approval, Deepwater Holdings will sell its interest in UTOS. We expect this sale to occur in April 2001 and the proceeds to approximate $4 million.

     As additional consideration for the above transactions, El Paso will make payments to us totaling $29 million. These payments will be made in quarterly installments of $2.25 million, starting on or before March 31, 2001, for the next three years and $2 million in the first quarter of 2004. From this additional consideration, we will realize income of approximately $25.4 million in the first quarter of 2001.

     Following these sales, we will continue to own significant offshore interests and will continue to operate HIOS, East Breaks, Viosca Knoll, Allegheny, and Poseidon.

  Purchase of NGL and Fractionation Assets

     In February 2001, we purchased NGL transportation and fractionation assets from a subsidiary of El Paso for approximately $133 million. We funded the acquisition of these assets by borrowing from our revolving credit facility. These assets include more than 600 miles of NGL gathering and transportation pipelines. The NGL pipeline system gathers and transports unfractionated and fractionated products. We also acquired three fractionation plants with a capacity of approximately 96 MBbls/d. These plants fractionate NGLs into ethane, propane, and butane products which are used by refineries and petrochemical plants along the Texas Gulf Coast.

  Other Matters

     In January 2000, an anchor from a submersible drilling rig in tow damaged a section of Poseidon north of our Ship Shoal 332 platform. The accident resulted in the release of approximately 2,200 Bbls of crude oil in the waters surrounding the area, caused damage to our Ship Shoal 332 platform, and resulted in the shutdown of the system and surrounding facilities in which we have ownership interests. Poseidon's costs to repair the damaged pipeline and clean up the crude oil released into the Gulf of Mexico were approximately $18 million. Poseidon has filed a lawsuit against the rig's owner for these damages. By the end of the first quarter of 2000, the pipeline was repaired and placed back into service. To date, we have received approximately $6.7 million of insurance proceeds for business interruption and property damage.

                         SEGMENT RESULTS OF OPERATIONS

     Our business activities are segregated into three segments: Gathering, Transportation, and Platform Services; Oil and Natural Gas Production; and Gas Storage Services. This structure reflects management's current view of our activities and all historical periods have been presented on the basis of the current segment presentation. Each of our segments is a strategic business unit that offers different services or products, and we manage each of these segments separately as they require different technology and marketing strategies. Since earnings on equity investments can be a significant source of earnings in our segments, we evaluate segment performance based on earnings before interest expense and taxes, or EBIT.

     To the extent possible, results of operations have been reclassified to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the revised business segment structure been in effect during those periods. Operating revenues and expenses by segment include intersegment revenues and expenses which are eliminated in consolidation. For a further discussion of the individual segments, see Item 8, Financial Statements and Supplementary Data,
Note 11.

     In previous years, we have reported equity earnings as part of operating revenues. We have changed this presentation as of December 31, 2000, to include equity earnings as other income. This change has been reflected for all periods presented and does not impact our reported net income.

     The following table presents EBIT by segment and in total for each of the three years ended December 31:

                                                            2000         1999          1998
                                                           -------      -------      --------
                                                                     (IN THOUSANDS)
EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
Gathering, transportation, and platform services.........  $72,083      $61,070      $ 30,513
Oil and natural gas production...........................   (7,402)      (7,359)      (10,140)
Gas storage services.....................................    2,191           --            --
                                                           -------      -------      --------
  Segment EBIT...........................................   66,872       53,711        20,373
Non-segment activity, net................................      487          191           159
                                                           -------      -------      --------
  Consolidated EBIT......................................  $67,359      $53,902      $ 20,532
                                                           =======      =======      ========

  EBIT year to year variances are discussed in the segment results below.

GATHERING, TRANSPORTATION, AND PLATFORM SERVICES

                                                               YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                           2000          1999          1998
                                                         --------      --------      --------
                                                                    (IN THOUSANDS)
Gathering and transportation...........................  $ 37,903      $ 23,005      $  6,852
Platform services......................................    26,563        23,882        21,141
Natural gas sales......................................    34,531            --            --
                                                         --------      --------      --------
  Total operating revenues.............................    98,997        46,887        27,993
Purchased natural gas costs............................   (28,160)           --            --
Operating expenses.....................................   (23,745)      (28,932)      (24,806)
Equity earnings........................................    22,931        32,814        26,724
Other income...........................................     2,060        10,301           602
                                                         --------      --------      --------
  EBIT.................................................  $ 72,083      $ 61,070      $ 30,513
                                                         ========      ========      ========

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Operating revenues for the year ended December 31, 2000, were $52.1 million higher than 1999, primarily due to revenues from EPIA which was acquired in March 2000. In addition to providing transportation services, EPIA provides marketing services through the purchase of natural gas from regional producers and others, and the sale of natural gas to local distribution companies and others. The revenue from the sale of natural gas is reflected above as "natural gas sales" and the cost of natural gas acquired for resale is reflected as "purchased natural gas costs." Revenues were also higher due to the additional demand charges on our East Cameron 373 platform, a full year of revenues in 2000 from the Allegheny system, which went into service in the fourth quarter of 1999, and the consolidation of Viosca Knoll in June 1999.

     Operating expenses for the year ended December 31, 2000, were $5.2 million lower than 1999 due to the favorable resolution of litigation with Transco in the second quarter of 2000 and cost recoveries under our operating agreement with Deepwater Holdings relative to actual costs incurred.

     Equity earnings for the year ended December 31, 2000, were $9.9 million lower than 1999, primarily due to consolidating Viosca Knoll beginning in June 1999 and lower earnings from Poseidon due to the pipeline rupture in the first quarter 2000.

     Other income for the year ended December 31, 2000, was $8.2 million lower than 1999, primarily due to the $10.1 million gain related to the sale of a portion of our interest in Deepwater Holdings in 1999. This was offset by $1.7 million of business interruption insurance proceeds relating to the Poseidon pipeline rupture in January 2000.

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Operating revenues for the year ended December 31, 1999, were approximately $18.9 million higher than 1998. The increase in gathering and transportation revenues was primarily due to the consolidation of Viosca Knoll beginning in June 1999 and the Allegheny system which was placed in service in the fourth quarter of 1999, partially offset by decreased transportation volumes on the Green Canyon and Tarpon systems due to natural depletion. The increase in platform services revenues was a result of new production processed at our Garden Banks 72 platform and a full year of operations at the East Cameron 373 platform.

     Operating expenses for the year ended December 31, 1999, were approximately $4.1 million higher than 1998 primarily as a result of the acquisition of an additional 49 percent ownership interest in, and the consolidation of, Viosca Knoll beginning in June 1999, the accrual of costs relating to various regulatory and operational issues, and higher depreciation as a result of the Allegheny system being placed into service in the fourth quarter of 1999 and the East Cameron 373 platform being in service for a full year in 1999.

     Equity earnings for the year ended December 31, 1999, were $6.1 million higher than 1998, primarily due to increased throughput on Poseidon, Manta Ray Offshore and Nautilus, partially offset by lower volumes on HIOS, UTOS, and Stingray and the impact of consolidating Viosca Knoll in June 1999.

     Other income for the year ended December 31, 1999, includes a gain on the sale of a portion of our interest in Deepwater Holdings of $10.1 million.

OIL AND NATURAL GAS PRODUCTION

                                                               YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                           2000          1999          1998
                                                         --------      --------      --------
                                                                    (IN THOUSANDS)
Natural gas                                              $ 12,819      $ 24,829      $ 22,941
Oil, condensate and liquids                                 7,733         5,136         8,470
                                                         --------      --------      --------
          Total operating revenues                         20,552        29,965        31,411
Operating expenses                                        (27,954)      (37,324)      (41,551)
                                                         --------      --------      --------
  EBIT                                                   $ (7,402)     $ (7,359)     $(10,140)
                                                         ========      ========      ========
Volumes
  Natural gas sales (MMcf)                                  7,185        12,211        11,324
                                                         ========      ========      ========
  Oil, condensate, and liquid sales (MBbls)                   295           357           540
                                                         ========      ========      ========
Weighted average realized prices
  Natural Gas ($/Mcf)                                    $   1.86      $   2.02      $   2.01
                                                         ========      ========      ========
  Oil, condensate, and liquids ($/Bbl)                   $  25.26      $  14.32      $  15.69
                                                         ========      ========      ========

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Oil and natural gas sales for the year ended December 31, 2000, were $9.4 million lower than 1999. The decrease was a result of lower oil and natural gas production due to normal production declines of existing reserves, the permanent shut-in of two wells at Viosca Knoll Block 817, the temporary shut-in of Garden Banks Blocks 72 and 117 as a result of the Poseidon rupture, and lower realized prices for natural gas, offset by higher realized prices for oil. Realized prices were affected by hedges in place during the period.

     Operating expenses for the year ended December 31, 2000, were $9.4 million lower than 1999 due to lower depletion from lower oil and natural gas production.

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Total operating revenues for the year ended December 31, 1999, were approximately $1.4 million lower than 1998. The decrease was primarily due to lower oil production from natural depletion and lower realized oil prices, partially offset by higher natural gas sales from the acquisition of an additional 25 percent working interest in Viosca Knoll Block 817 and the acquisition of a 38 percent working interest in the West Delta Block 35 in the third quarter of 1998.

     Operating expenses for the year ended December 31, 1999, were approximately $4.2 million lower than 1998, due to decreased depletion and abandonment rates related to our oil and natural gas wells, and cost reductions associated with the operations of those properties.

GAS STORAGES SERVICES

                                                                 YEAR ENDED
                                                              DECEMBER 31, 2000
                                                              -----------------
                                                               (IN THOUSANDS)
Gas storage services........................................       $ 6,205
                                                                   -------
          Total operating revenues..........................         6,205
Operating expenses, net.....................................        (4,014)
                                                                   -------
          EBIT..............................................       $ 2,191
                                                                   =======

     In August 2000, we acquired the natural gas storage businesses of Crystal Gas Storage Inc. For the four months ended December 31, 2000, the revenues from these businesses consisted primarily of the fixed reservation fees for natural gas storage capacity. Natural gas storage capacity revenues are recognized and due during the month in which capacity is reserved by the customer regardless of the amount of capacity actually used. Operating expenses consist of management and operating fees and depreciation on the storage facilities.

INTEREST AND DEBT EXPENSE

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Interest and debt expense, net of capitalized interest, for the year ended December 31, 2000, was approximately $11.7 million higher than 1999. The increase is due to higher average interest rates and higher average debt outstanding related to construction activities and the acquisition of EPIA.

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Interest and debt expense, net of capitalized interest, for the year ended December 31, 1999, was approximately $15.1 million higher than 1998. The increase is due to higher average interest rates and higher average debt outstanding related to construction activities and acquisitions during 1999.

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was approximately $48.4 million for the year ended December 31, 2000, compared to approximately $50.8 million for the same period in 1999. The decrease was primarily associated with lower distributions from equity investments offset by an increase in earnings.

CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was approximately $126.2 million for the year ended
December 31, 2000. Our investing activities included the acquisition of EPIA, additional expenditures for the Prince TLP and increases in our equity investments.

     Funding for capital expenditures, acquisitions, and other investing activities is expected to be provided by internally generated funds, available capacity under existing credit facilities, and/or the issuance of other long-term debt or equity.

CASH FROM FINANCING ACTIVITIES

     Net cash flows provided by financing activities totaled approximately $93.9 million for the year ended December 31, 2000. During 2000, we issued 4.6 million common units in a public offering for approximately $101 million of net proceeds. We also received approximately $70.6 million in net proceeds from a project finance loan and borrowings under our revolving credit facility. During 2000, we made distributions to our unitholders and our General Partner of approximately $79.3 million.

     Future funding for long-term debt retirements, distributions, and other financing activities is expected to be provided by internally generated funds, available capacity under existing credit facilities, and/or the issuance of other long-term debt or equity.

LIQUIDITY

     We are in the process of amending and restating our revolving credit facility with a syndicate of commercial banks to increase our available credit from $500 million to $600 million subject to borrowing base limitations. We are also in the process of refinancing Poseidon's revolving credit facility, which matures on April 30, 2001.

     We rely on cash generated from internal operations, including distributions from our equity investees, as our primary source of liquidity, supplemented by our available credit facility. The availability of borrowings under our credit agreement is subject to specified conditions, which management believes we currently meet. These conditions include compliance with the financial covenants, ratios and borrowing bases required by such agreements, absence of default under such agreements, and continued accuracy of the representations and warranties contained in such agreements, including the absence of any material adverse changes since the specified dates. For a discussion of our financing arrangements, see Item 8, Financial Statements and Supplementary Data, Note 5.

COMMITMENTS AND CONTINGENCIES

     See Item 8, Financial Statements and Supplementary Data, Note 8, for a discussion of our commitments and contingencies.

     At December 31, 2000, we had capital and investment commitments of approximately $72.4 million primarily related to the construction of the Prince TLP, which are expected to be funded through internally generated funds and/or incremental borrowings. Our other planned capital and investment projects are discretionary in nature, with no substantial commitments made in advance of the actual expenditures.

OTHER

     In January 2001, El Paso merged with The Coastal Corporation, the parent company of ANR Pipeline Company, which is our joint venture partner in Deepwater Holdings. As a result of the merger, ANR has became our affiliate.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item 8, Financial Statements and Supplementary Data, Note 1, for a discussion relating to new accounting pronouncements not yet adopted.

    RISK FACTORS AND CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
       PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe", "expect", "estimate", "anticipate" and similar expressions may identify forward-looking statements.

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

YOU MAY NOT HAVE LIMITED LIABILITY IN THE CIRCUMSTANCES DESCRIBED BELOW AND MAY BE LIABLE FOR THE RETURN OF WRONGFUL DISTRIBUTIONS

     You will not be liable for assessments in addition to your initial capital investment in our securities. However, you may be required to repay to us amounts wrongfully returned or distributed to you under some circumstances. Delaware law provides that a limited partner who receives a distribution that results in liabilities of the partnership exceeding the fair value of the assets of the partnership and knows at the time of the distribution that the distribution violates the law will be liable to the limited partnership for the amount of the distribution for three years from the date of the distribution.

OUR EXISTING UNITS ARE SUBJECT TO RESTRICTIONS ON TRANSFER

     All purchasers of our existing units who wish to become holders of record must deliver an executed transfer application in which the purchaser or transferee must certify that, among other things, he, she or it is eligible to purchase those securities before the purchaser or transferee of those securities will be registered on our records, and before cash distributions can be made and federal income tax information furnished to the purchaser or transferee. A person purchasing our existing units, who does not execute a transfer application and certify that the purchaser is eligible to purchase those securities, acquires no rights in those securities other than the right to resell those securities. Further, our general partner may request each record holder to furnish information about the holder's nationality, citizenship or other related status. If the record holder fails to furnish the information or if our general partner determines, based on the information furnished by the holder in response to the request, that the cancellation or forfeiture of any property in which we have an interest may occur, our general partner may be substituted as a holder for the record holder, who will then be treated as a non-citizen assignee, and we will have the right to redeem those securities held by the record holder. As a result of these restrictions, your ability to transfer your limited partner interests may be adversely affected.

OUR GENERAL PARTNER HAS A LIMITED CALL RIGHT THAT MAY REQUIRE YOU TO SELL YOUR LIMITED PARTNER INTERESTS AT AN UNDESIRABLE TIME OR PRICE

     If, at any time, our general partner and its affiliates hold 85 percent or more of any class or series of our issued and outstanding limited partner interests, the general partner will have the right to purchase all, but not less than all, of the outstanding securities of that class or series held by nonaffiliates. Accordingly, you may be required to sell your limited partner interests against your will, and the price you receive for those securities may be less than you would like to receive.

                     RISKS RELATED TO CONFLICTS OF INTEREST

EL PASO AND ITS AFFILIATES MAY HAVE CONFLICTS OF INTEREST WITH US

     Although El Paso controls our general partner and has financial incentives to protect its investment by encouraging our success, and it plans to use us when practical as its principal growth vehicle for acquiring and developing midstream onshore and offshore assets and providing related services and solutions, El Paso is not contractually bound to do so and may reconsider at any time, without notice. Additionally, El Paso is not required to pursue a business strategy that will favor our business opportunities over the business opportunities of El Paso or any of its affiliates (or any other competitor of ours acquired by El Paso, including Coastal, with whom El Paso just completed a merger). In fact, El Paso may have financial motives to favor our competitors. El Paso and its subsidiaries (many of which are wholly owned) operate in some of the same lines of business and in some of the same geographic areas in which we operate. El Paso continues to own pipelines and related facilities located in the Gulf, including the Bluewater and Seahawk Shoreline systems. To the extent we continue to acquire interests in oil and natural gas properties, we may compete directly with the exploration, development and marketing activities conducted by El Paso.

     We and our general partner and its affiliates share and, therefore, will compete for, the time and effort of general partner personnel who provide services to us. Officers of our general partner and its affiliates do not, and will not be required to, spend any specified percentage or amount of time on our business. Since these shared officers function as both our representatives and those of our general partner and its affiliates, conflicts of interest could arise between our general partner and its affiliates, on the one hand, and ours on the other. In addition, we have, and we expect to enter into other, significant business relationships with El Paso, our general partner and their affiliates in which conflicts of interest could arise.

                      RISKS RELATED TO OUR LEGAL STRUCTURE

THE INTERRUPTION OF DISTRIBUTIONS TO US FROM OUR SUBSIDIARIES AND JOINT VENTURES MAY AFFECT OUR ABILITY TO MAKE CASH DISTRIBUTIONS

     We are a holding company. As such, our primary assets are the capital stock and other equity interests in our subsidiaries and joint ventures. Consequently, our ability to make cash distributions depends upon the earnings and cash flow of our subsidiaries and joint ventures and the distribution of that cash to us. Distributions from our joint ventures are subject to the discretion of their respective management committees. In addition, our Argo subsidiary and several of our joint ventures have credit arrangements that contain various restrictive covenants. Among other things, those covenants may limit or restrict such entities' ability to make distributions to us. Further, the entity charter documents typically vest in their management committees sole discretion regarding distributions. We cannot assure you that our Argo subsidiary or our joint ventures will continue to make distributions to us at current levels or at all.

     Moreover, pursuant to some of the those credit arrangements, we have conditionally agreed to return a limited amount of the distributions made to us by the applicable entity.

WE CANNOT CAUSE OUR JOINT VENTURES TO TAKE OR NOT TO TAKE ACTIONS UNLESS SOME OR ALL OF OUR JOINT VENTURE PARTNERS AGREE

     Due to the nature of joint ventures, each partner (us included) in each of our joint ventures has made substantial contributions and other commitments to that joint venture and, accordingly, has required that the relevant charter documents contain certain features designed to provide each partner with the opportunity to protect its investment in that joint venture, as well as any other assets which may be substantially dependent on or otherwise affected by the activities of that joint venture. These protective features include a corporate governance structure which requires at least a majority in interest vote to authorize many basic activities and requires a greater voting interest (sometimes up to 100 percent) to authorize more significant activities. Depending on the particular joint venture, these more significant activities might involve large expenditures or contractual commitments, the construction or acquisition of assets, borrowing money, transactions with affiliates of a joint venture partner, litigation and/or transactions not in the ordinary course of business, among others. Thus, without the concurrence of joint venture partners with enough voting interests, we cannot cause any of our joint ventures to take or not to take certain actions, even though such actions may be in the best interest of the particular joint venture or us.

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

CHANGES OF CONTROL OF OUR GENERAL PARTNER MAY ADVERSELY AFFECT YOU

     Our results of operations and, thus, our ability to make cash distributions could be adversely affected if there is a change in management resulting from a change of control of our general partner. Although such an action would result in a change of control under the terms of the indenture governing our publicly-held debt, El Paso is not restricted from selling the general partner or any of the common units it holds. As a result, El Paso could sell control of our general partner to another company with less familiarity and experience with our businesses and with different business philosophies and objectives. We cannot assure you that any such acquiror would continue our current business strategy, or even a business strategy economically compatible with our current business strategy.

                         RISKS RELATED TO OUR BUSINESS

OUR INDUSTRY IS HIGHLY COMPETITIVE

     The hydrocarbons that we transport, gather, process, and store are, in many cases, owned by third parties. As a result, the volume of hydrocarbons involved in these activities depends on the actions of those third parties, and is beyond our control. Further, the following factors, most of which are beyond our control, impact our ability to maintain or increase current transmission, gathering, processing, storage and sales volumes and rates, renegotiate existing contracts as they expire or to remarket unsubscribed capacity at levels and rates currently in place:

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

FLUCTUATIONS IN ENERGY COMMODITY PRICES COULD ADVERSELY AFFECT OUR BUSINESS

     Revenues generated by our gathering, storage, transportation and processing contracts depend on volumes and rates, both of which can be affected by the prices of oil and natural gas. The success of our expanding gathering, storage, transportation, and processing operations is subject to continued development of additional oil and natural gas reserves in the vicinity of our facilities, and our ability to access such additional reserves to offset the natural decline from existing wells connected to our systems. A decline in energy prices could precipitate a decrease in these development activities and could cause a decrease in the volume of reserves available for gathering, transportation and processing through our offshore facilities. Fluctuations in energy prices, which may impact gathering rates and investments by third parties in the development of new oil and natural gas reserves connected to our facilities, are caused by a number of factors, including:

     - regional, domestic and international supply and demand;

     - availability and adequacy of transportation and platform facilities;

     - energy legislation;

     - federal or state taxes, if any, on the sale or transportation of natural gas and natural gas liquids; and

     - abundance of supplies of alternative energy sources.

     If there are reductions in the average volume of the natural gas we transport, store, gather and process for a prolonged period, our results of operations and financial position could be significantly, negatively affected.

FLUCTUATIONS IN PRODUCTION ACTIVITIES COULD HARM OUR BUSINESS

     The success of our production activities could be adversely affected by factors we can not control, including:

     - fluctuations in prices of crude oil and natural gas;

     - future production and development costs; and

     - risks incident to the operation of oil and natural gas wells.

NATURAL GAS PRICE STABILITY COULD HAVE AN ADVERSE EFFECT ON REVENUES AND CASH FLOW FROM OUR STORAGE ASSETS.

     Prices for natural gas have historically been seasonal and volatile, which has enhanced demand for our storage services. The storage business has benefited from large price swings and peaking resulting from seasonal price sensitivity through increased withdrawal charges and demand for non-storage hub services. You cannot be certain that the market for natural gas will continue to experience volatility and seasonal price sensitivity in the future at the levels previously seen. If volatility and seasonality in the natural gas industry decrease, because of increased storage capacity throughout the pipeline grid, increased production capacity or otherwise, the demand for our storage services and, therefore, the prices that we will be able to charge for those services, may decline.

PERSONAL INJURY, MECHANICAL FAILURE AND DAMAGE TO THE STORAGE AND RELATED FACILITIES COULD HAVE AN ADVERSE EFFECT ON REVENUES AND CASH FLOW FROM OUR STORAGE ASSETS.

     Our storage operations are subject to all of the risks generally associated with the storage of natural gas, a highly volatile product, including personal injuries and damage to storage facilities, related equipment and surrounding properties caused by hurricanes, weather and other acts of God, fires and explosions, subsidence, as well as leakage of natural gas and spills of liquids and condensate. Our storage facilities incorporate certain primary and backup equipment which, in the event of mechanical failure, might take some time to replace. Any prolonged disruption to the operations of our storage facilities, whether due to mechanical failure, labor difficulties, destruction of or damage to such facilities, severe weather conditions, interruption of transportation or utilities service or other reasons, could have a material adverse effect on our business, results of operations and financial condition. Additionally, some of our storage contracts obligate us to indemnify the customer for any damage or injury occurring during the period in which the customer's natural gas is in our possession. In order to minimize the effects of any such incident, we maintain insurance coverage which includes property and business interruption insurance. We believe that this insurance coverage is adequate; however, you cannot be sure that the proceeds of any such insurance would be paid in a timely manner or be in an amount sufficient to meet our needs if such an event were to occur.

OUR STORAGE BUSINESS DEPENDS ON NEIGHBORING PIPELINES TO TRANSPORT NATURAL GAS.

     To obtain natural gas, our storage business depends on the pipelines to which it has access. Many of these pipelines are owned by parties not affiliated with us. Any interruption of service on those pipelines or adverse change in their terms and conditions of service could have a material adverse effect on our ability (and the ability of our customers) to transport natural gas to and from our facilities and a corresponding material adverse effect on our storage revenues. In addition, the rates charged by those interconnected pipelines for transportation to and from our facilities affect the utilization and value of our storage services. Significant changes in the rates charged by those pipelines or the rates charged by other pipelines with which the interconnected pipelines compete could also have a material adverse effect on our storage revenues.

THE USE OF DERIVATIVE FINANCIAL INSTRUMENTS COULD RESULT IN FINANCIAL LOSSES

     At times, we enter into derivative financial instruments to reduce our exposure to short-term volatility in changes in energy commodity prices. In these activities, we could incur financial losses in the future as a result of volatility in the market values of the underlying commodities or if one of our counterparties fails to perform under a contract. For additional information concerning our derivative financial instruments, see item 7A, Quantitative and Qualitative Disclosures About Market Risk and Item 8, Financial Statements and Supplementary Data, Note 8.

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

WE COULD INCUR SUBSTANTIAL ENVIRONMENTAL LIABILITIES

     We may incur significant costs and liabilities in order to comply with existing and future environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from our operations could result in substantial costs and liabilities in the future. For additional information concerning our environmental matters, see Item 8, Financial Statements and Supplementary Data, Note 8.

OUR ACTIVITIES INVOLVE OPERATING HAZARDS AND UNINSURED RISKS

     While we maintain insurance against the risks normally associated with the gathering, transportation, processing, exploration and production of oil and natural gas, including, but not limited to explosions, pollution and fires, the occurrence of a significant event against which we are not fully insured could have a significant negative effect on our business.

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

OUR INDEBTEDNESS MAY RESTRICT OUR ABILITY TO OPERATE

     We must comply with various affirmative and negative covenants related to our senior subordinated notes, our revolving credit facility and our project finance loan. These restrictions may prevent us from engaging in transactions beneficial to us. Specifically, these covenants limit our ability to:

     - incur additional indebtedness or liens;

     - make payments in respect of, redeem or acquire any debt or equity issued by us;

     - sell assets;

     - make loans or investments;

     - acquire or be acquired by other companies; and

     - amend some of our contracts.

     Any additional indebtedness we incur in the future will be under our existing credit agreements or under arrangements that we believe have terms and conditions at least as restrictive as those contained in our existing credit agreements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We may utilize derivative financial instruments for purposes other than trading to manage market risks associated with energy commodities and interest rates. In accordance with procedures established by our General Partner, we monitor current economic conditions and evaluate our expectations of future prices and interest rates when making decisions with respect to risk management.

COMMODITY PRICE RISK

     We occasionally hedge a portion of our oil and natural gas production to reduce our exposure to fluctuations in the market prices of oil and natural gas, and to meet requirements under our revolving credit facility. We use commodity price swap transactions whereby monthly settlements are based on differences between the prices specified in the commodity price swap agreements and the settlement prices of our futures contracts quoted on the New York Mercantile Exchange, or NYMEX, or other indices. We settle the commodity price swap transactions by paying the negative difference or receiving the positive difference between the applicable settlement price and the price specified in the contract. The commodity price swap transactions we use differ from futures contracts in that there are no contractual obligations which require or allow for the future delivery of the product. The credit risk from our price swap contracts is derived from the counterparty to the transaction, typically a major financial institution. We do not require collateral and do not anticipate non-performance by this counterparty, which does not transact a sufficient volume of transactions with us to create a significant concentration of credit risk. Gains or losses resulting from hedging activities and the termination of any hedging instruments are initially deferred and included as an increase or decrease to oil and natural gas sales in the period in which the hedged production is sold. For the years ended December 31, 2000, 1999, and 1998, we recorded a net (loss) gain of $(15.0) million, $(2.3) million and $2.5 million, respectively, from such activities.

     At December 31, 1999, we had two outstanding natural gas sales swap transactions for the calendar year 2000. Under one of the swaps, we received a fixed price of $1.6686 on 10,000 MMbtu/d, and paid the monthly natural gas futures contract price on NYMEX. The second swap provided for similar pricing terms, notional quantity and contract period. On January 18, 2000, we fixed the contract under the swap whereby we received $1.8050 on 10,000 MMbtu/d from February to December 2000 and paid monthly NYMEX settlement price.

     Each of our derivative instruments expired in December 2000, and we have not entered into any new hedging activities in 2001.

INTEREST RATE RISK

     We utilize both fixed and variable rate long-term debt, and are exposed to market risk due to the floating interest rate under our credit facility. Under our amended credit facility, the remaining principal and the final interest payment are due in May 2002. As of December 31, 2000, our credit facility had a principal balance of $318 million with an average floating interest rate of 9.1% per annum. A one percent increase in interest rates would result in a $3.2 million annual increase in interest expense on the existing principal balance. We are exposed to similar risks under the various joint venture credit facilities and loan agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               2000        1999       1998
                                                              -------    --------    -------
Operating revenues
  Gathering and transportation services.....................  $71,806    $ 22,311    $ 6,852
  Oil and natural gas sales.................................   20,552      29,965     31,411
  Platform services.........................................   13,875      11,383     10,468
  Gas storage services......................................    6,182          --         --
                                                              -------    --------    -------
                                                              112,415      63,659     48,731
                                                              -------    --------    -------
Operating expenses
  Purchased natural gas costs...............................   28,842          --         --
  Operation and maintenance, net............................   13,779      22,402     27,558
  Depreciation, depletion and amortization..................   27,743      30,630     29,267
  Impairment, abandonment and other.........................       --          --     (1,131)
                                                              -------    --------    -------
                                                               70,364      53,032     55,694
                                                              -------    --------    -------
Operating income (loss).....................................   42,051      10,627     (6,963)
                                                              -------    --------    -------
Other income
  Equity investment earnings................................   22,931      32,814     26,724
  Gain on sale of assets....................................       --      10,103        311
  Other.....................................................    2,377         358        460
                                                              -------    --------    -------
                                                               25,308      43,275     27,495
                                                              -------    --------    -------
Income before interest, income taxes and other charges......   67,359      53,902     20,532
Interest and debt expense...................................   47,072      35,323     20,242
Minority interest...........................................       95         197         15
                                                              -------    --------    -------
Income before income taxes..................................   20,192      18,382        275
Income tax benefit..........................................      305         435        471
                                                              -------    --------    -------
Net income..................................................   20,497      18,817        746
Net income allocated to General Partner.....................   15,578      12,129        142
Net income allocated to Series B unitholders................    5,668          --         --
                                                              -------    --------    -------
Net (loss) income allocated to limited partners before
  accounting change.........................................     (749)      6,688        604
Cumulative effect of accounting change......................       --     (15,427)        --
                                                              -------    --------    -------
Net (loss) income allocated to limited partners.............  $  (749)   $ (8,739)   $   604
                                                              =======    ========    =======
Weighted average basic and diluted units outstanding........   29,077      25,928     24,367
                                                              =======    ========    =======
Basic and diluted net (loss) income per unit before
  accounting change.........................................  $ (0.03)   $   0.26    $  0.02
Cumulative effect of accounting change......................       --       (0.60)        --
                                                              -------    --------    -------
Basic and diluted net (loss) income per unit after
  accounting
  change....................................................  $ (0.03)   $  (0.34)   $  0.02
                                                              =======    ========    =======

                            See accompanying notes.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                      ASSETS

Current assets
  Cash and cash equivalents.................................  $ 20,281    $  4,202
  Accounts receivable, trade................................    31,132       5,149
  Accounts receivable, affiliate............................     1,602       3,352
  Other current assets......................................       633         254
                                                              --------    --------
          Total current assets..............................    53,648      12,957
Property, plant and equipment, net..........................   631,695     373,759
Equity investments..........................................   182,734     185,766
Other noncurrent assets.....................................    11,182      11,103
                                                              --------    --------
          Total assets......................................  $879,259    $583,585
                                                              ========    ========

                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Accounts payable, trade...................................  $ 16,596    $  3,588
  Accounts payable, affiliate...............................        --       1,827
  Accrued interest..........................................     3,107       2,753
  Other current liabilities.................................        --       2,250
                                                              --------    --------
          Total current liabilities.........................    19,703      10,418
Revolving credit facility...................................   318,000     290,000
Project financing...........................................    45,000          --
Long-term debt..............................................   175,000     175,000
Other noncurrent liabilities................................    12,851      12,164
                                                              --------    --------
          Total liabilities.................................   570,554     487,582
                                                              --------    --------
Commitments and contingencies

Minority interest...........................................    (2,366)       (486)
Partners' capital...........................................   311,071      96,489
                                                              --------    --------
          Total liabilities and partners' capital...........  $879,259    $583,585
                                                              ========    ========

                            See accompanying notes.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2000         1999         1998
                                                           ---------    ---------    --------
Cash flows from operating activities
  Net income.............................................  $  20,497    $  18,817    $    746
  Adjustments to reconcile net income to net cash
     provided by operating activities
      Depreciation, depletion and amortization...........     27,743       30,630      29,267
      Gain of sale of assets.............................         --      (10,103)       (311)
      Impairment, abandonment and other..................         --           --      (1,131)
      Distributed earnings of equity investees
        Earnings from equity investments.................    (22,931)     (32,814)    (26,724)
        Distributions from equity investments............     33,960       46,180      31,171
      Litigation reserve.................................     (2,250)       2,250          --
      Other noncash items................................      2,237        4,084       1,682
      Working capital changes, net of effects of
        acquisitions and non-cash transactions
        (Increase) decrease in accounts receivable.......    (17,351)       2,107         (27)
        Decrease in other current assets.................      1,295          366         406
        Increase (decrease) in accounts payable and
           accrued liabilities...........................      5,210      (10,757)     (9,402)
                                                           ---------    ---------    --------
          Net cash provided by operating activities......     48,410       50,760      25,677
                                                           ---------    ---------    --------
Cash flows from investing activities
  Acquisition and development of oil and natural gas
     properties..........................................       (172)      (3,218)    (30,548)
  Additions to pipelines, platforms and facilities.......    (90,205)     (30,662)    (27,368)
  Investments in equity investees........................     (8,979)     (59,348)     (8,195)
  Cash paid for acquisitions, net of cash acquired.......    (26,476)     (20,351)         --
  Proceeds from sale of assets...........................         --       26,122         487
  Distributions related to the formation of Deepwater
     Holdings............................................         --       20,000          --
  Other..................................................       (381)         322          --
                                                           ---------    ---------    --------
          Net cash used in investing activities..........   (126,213)     (67,135)    (65,624)
                                                           ---------    ---------    --------
Cash flows from financing activities
  Net proceeds from revolving credit facility............    152,043      141,126     128,072
  Repayments of revolving credit facility................   (125,000)    (226,850)    (29,000)
  Net proceeds from issuance of long-term debt...........         --      168,878          --
  Net proceeds from project financing....................     43,554           --          --
  Net proceeds from issuance of common units.............    100,634           --          --
  Redemption of publicly-held preference units...........       (804)          --          --
  Contributions from General Partner.....................      2,785          603          --
  Distributions to partners..............................    (79,330)     (66,288)    (62,447)
                                                           ---------    ---------    --------
          Net cash provided by financing activities......     93,882       17,469      36,625
                                                           ---------    ---------    --------

Net increase (decrease) in cash and cash equivalents.....     16,079        1,094      (3,322)
Cash and cash equivalents at beginning of year...........      4,202        3,108       6,430
                                                           ---------    ---------    --------
Cash and cash equivalents at end of year.................  $  20,281    $   4,202    $  3,108
                                                           =========    =========    ========

                            See accompanying notes.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                               SERIES B     SERIES B
                              PREFERENCE   PREFERENCE    PREFERENCE   PREFERENCE    COMMON     COMMON       GENERAL
                                UNITS      UNITHOLDERS     UNITS      UNITHOLDERS   UNITS    UNITHOLDERS   PARTNER(1)    TOTAL
                              ----------   -----------   ----------   -----------   ------   -----------   ----------   --------
Partners' capital at
  December 31, 1997.........        --      $     --       18,075      $ 163,426    6,292     $(15,400)     $ (4,060)   $143,966
Net income..................        --            --           --             63       --          541           142         746
Conversion of preference
  units into common units...        --            --      (17,058)      (127,842)   17,058     127,842            --          --
Cash distributions..........        --            --           --        (28,296)      --      (22,011)      (11,509)    (61,816)
                               -------      --------      -------      ---------    ------    --------      --------    --------
Partners' capital at
  December 31, 1998.........        --            --        1,017          7,351    23,350      90,972       (15,427)     82,896
Cumulative effect of
  accounting change.........        --            --           --          3,072       --      (18,499)       15,427          --
Net income..................        --            --           --            919       --        5,769        12,129      18,817
Acquisition of additional
  interest in Viosca
  Knoll.....................        --            --           --             --    2,662       59,792            --      59,792
General Partner contribution
  related to issuance of
  common units..............        --            --           --             --       --           --           603         603
Conversion of preference
  units into common units...        --            --         (727)        (7,454)     727        7,454                        --
Cash distributions..........        --            --           --           (919)      --      (52,211)      (12,489)    (65,619)
                               -------      --------      -------      ---------    ------    --------      --------    --------
Partners' capital at
  December 31, 1999.........        --            --          290          2,969    26,739      93,277           243      96,489
Net income (loss)...........        --         5,668           --            241       --         (990)       15,578      20,497
Conversion of preference
  units into common units...        --            --         (211)        (2,165)     211        2,165            --          --
Redemption of remaining
  preference units..........        --            --          (79)          (804)      --           --            --        (804)
Issuance of common units....        --            --           --             --    4,600      100,634            --     100,634
General Partner contribution
  related to the issuance of
  common units..............        --            --           --             --       --           --         2,785       2,785
Issuance of Series B
  preference units..........   170,000       170,000           --             --       --           --            --     170,000
Cash distributions..........                                                (241)      --      (62,284)      (16,005)    (78,530)
                               -------      --------      -------      ---------    ------    --------      --------    --------
Partners' capital at
  December 31, 2000.........   170,000      $175,668           --      $      --    31,550    $132,802      $  2,601    $311,071
                               =======      ========      =======      =========    ======    ========      ========    ========

- ---------------
(1) El Paso Energy Partners Company, a wholly owned subsidiary of El Paso, owns a one percent general partner interest in us.

                            See accompanying notes.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     We are a publicly held Delaware master limited partnership established in 1993 for the purpose of providing midstream energy services, including natural gas and oil gathering, transportation, storage and other related services, both onshore and offshore in the Gulf of Mexico. In August 1998, El Paso acquired, through a series of transactions, DeepTech International Inc., or DeepTech. As a result, El Paso acquired 100 percent of our General Partner's interest and an overall 27.3 percent effective interest in us. In June 1999, we issued additional common units to El Paso in connection with the acquisition of a portion of the Viosca Knoll system, bringing El Paso's overall effective interest to 34.5 percent. In July 2000, we issued an additional 4.6 million common units in a public offering, bringing El Paso's overall effective interest to 29.8 percent. In August 2000, we issued $170 million of Series B preference units to an affiliate of our General Partner. See Note 2 for further discussion of these transactions.

  Basis of Presentation and Principles of Consolidation

     Our consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. We account for investments in companies where we have the ability to exert significant influence over, but not control over operating and financial policies, using the equity method. The General Partner's approximate one percent non-managing interest in certain subsidiaries of ours represent the minority interest in our consolidated financial statements. Our consolidated financial statements for previous periods include reclassifications that were made to conform to the current year presentation. Those reclassifications have no impact on reported net income or partners' capital.

  Use of Estimates

     The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of our financial statements. Our actual results are likely to differ from those estimates.

  Cash and Cash Equivalents

     We consider short-term investments purchased with an original maturity of less than three months to be cash equivalents.

  Allowance for Doubtful Accounts

     We have established an allowance for losses on accounts which may become uncollectible. Collectibility is reviewed regularly and the allowance is adjusted as necessary, primarily under the specific identification method. At December 31, 2000, the allowance was $0.4 million. There was no allowance at December 31, 1999.

  Property, Plant and Equipment

     Gathering pipelines, platforms and related facilities, and natural gas storage facilities and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets which generally range from 5 to 30 years for the gathering pipelines, 18 to 30 years for platforms and related facilities and 25 to 30 years for natural gas storage facilities and equipment. Repair and maintenance costs are expensed as incurred, while additions, improvements and replacements are capitalized.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

     We account for our oil and natural gas exploration and production activities using the successful efforts method of accounting. Under this method, costs of successful exploratory wells, developmental wells and acquisitions of mineral leasehold interests are capitalized. Production, exploratory dry hole and other exploration costs, including geological and geophysical costs and delay rentals, are expensed as incurred. Unproved properties are assessed periodically and any impairment in value is recognized currently as depreciation, depletion and amortization expense.

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

     Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining depreciation provisions for gathering pipelines, platforms, related facilities and oil and natural gas properties. Other noncurrent liabilities at December 31, 2000 and 1999, included approximately $12.5 million and $11.7 million of accrued dismantlement, restoration and abandonment costs.

     Retirements, sales and disposals of assets are recorded by eliminating the related costs and accumulated depreciation, depletion and amortization of the disposed assets with any resulting gain or loss reflected in income.

     We evaluate impairment of our regulated and non-regulated property, plant, and equipment in accordance with Statement of Financial Accounting Standards, or SFAS, No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Capitalization of Interest

     Interest and other financing costs are capitalized in connection with construction and drilling activities as part of the cost of the asset and amortized over the related asset's estimated useful life.

  Debt Issue Costs

     Debt issue costs are capitalized and amortized over the life of the related indebtedness. Any unamortized debt issue costs are expensed at the time the related indebtedness is repaid or terminated.

  Revenue Recognition

     Revenue from pipeline transportation of hydrocarbons is recognized upon receipt of the hydrocarbons into the pipeline systems. Revenue from oil and natural gas sales is recognized upon delivery in the period of production. Revenue from platform access and processing services is recognized in the period the services are provided. Natural gas storage revenues consist primarily of fixed fees for natural gas storage capacity and are recognized during the month in which the space is reserved by the customer, regardless of how much space is actually used. Interruptible revenues, which are generated by providing excess storage capacity, are variable in nature and are recognized when the service is provided.

     In previous years, we have reported equity earnings as part of operating revenues. We have changed this presentation as of December 31, 2000, to include equity earnings as other income. This change has been reflected for all periods presented and does not impact our reported net income.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, to provide guidance for revenue recognition issues and disclosure requirements. SAB No. 101 offers guidelines, examples, and explanations for uncertain matters

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES relating to the recognition of revenue and became effective for us in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material impact on our financial position, results of operations, or cash flows.

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

  Price Risk Management Activities

     We enter into commodity price swap instruments for non-trading purposes to manage our exposure to price fluctuations on anticipated natural gas and crude oil sales transactions. To qualify for hedge accounting, the transactions must reduce the price risk of the underlying hedged items, be designated as hedges at inception, and result in cash flows and financial impacts which are inversely correlated to the position being hedged. If correlation ceases to exist, hedge accounting is terminated and mark-to-market accounting is applied. Gains and losses resulting from hedging activities and the termination of any hedging instruments are initially deferred and included as an increase or decrease to oil and natural gas sales in the period in which the hedged production is sold.

  Income Taxes

     With the exception of Tarpon, neither we nor our subsidiaries are taxable entities. However, the taxable income or loss resulting from our operations will ultimately be included in the federal and state income tax returns of the general and limited partners. Individual partners will have different investment bases depending upon the timing and price of their acquisition of partnership units. Further, each partner's tax accounting, which is partially dependent upon his tax position, may differ from the accounting followed in the consolidated financial statements. Accordingly, there could be significant differences between each individual partner's tax basis and his share of the net assets reported in the consolidated financial statements. We do not have access to information about each individual partner's tax attributes and the aggregate tax bases cannot be readily determined.

     We utilize SFAS No. 109, Accounting for Income Taxes, to account for Tarpon's income taxes subject to federal corporate income taxation. The income tax benefit reported in our Consolidated Statements of Operations for the years ended 2000, 1999, and 1998, relates solely to Tarpon's book loss at the effective statutory income tax rate for the respective period since no material differences exist between book and taxable income. In January 2001, we sold our interest in Tarpon as a result of a FTC order. All deferred tax balances were transferred to the buyer at the time of sale.

  Income (Loss) per Unit

     Basic income (loss) per unit excludes dilution and is computed by dividing net income (loss) attributable to the limited partners by the weighted average number of units outstanding during the period. Diluted income (loss) per unit reflects potential dilution and is computed by dividing net income (loss) attributable to the limited partners by the weighted average number of units outstanding during the period increased by the number of additional units that would have been outstanding if the potentially dilutive units had been issued.

     Basic income (loss) per unit and diluted income (loss) per unit are the same for the years ended December 31, 2000, 1999 and 1998, as no potentially dilutive units were outstanding during the given periods.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

We include the outstanding preference units in the basic and diluted net income
(loss) per unit calculation as if the preference units had been converted into common units.

  Unit-Based Compensation

     We apply the provisions of Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for our unit compensation plans, including options issued to employees of our General Partner. Accordingly, compensation expense is not recognized for unit options unless the options were granted at an exercise price lower than the market price of common units on the grant date. We use fixed and variable plan accounting for our fixed and variable compensation plans.

  Cumulative Effect of Accounting Change

     In the fourth quarter of 1999, we changed our method of allocating net income to our partners' capital accounts from a method where we allocated income based on percentage ownership and proportionate share of cash distributions, to a method where income is allocated to the partners based upon the change from period to period in their respective claims on our book value capital. We believe that the new income allocation method is preferable because it more accurately reflects the income allocation provisions called for under the partnership agreement and the resulting partners' capital accounts are more reflective of a partner's claim on our book value capital at each period end. This change in accounting had no impact on our consolidated net income or our consolidated total partners' capital for any period presented. This change did not impact the declaration of distributions or the individual partner tax basis.

     The impact of this change in accounting has been recorded as a cumulative effect adjustment in our income allocation for the year ended December 31, 1999. The effect of adopting this change in accounting, excluding the cumulative adjustment, was to reduce basic and diluted net income per limited partner unit by $0.33 for the year ended December 31, 1999. In addition, had this change been in effect for the year ended December 31, 1998, the loss allocated to limited partners would have been $11.2 million, and basic and diluted net loss per limited partner unit would have been $0.46.

  Accounting for Derivative Instruments and Hedging Activities

     In June of 1998, the Financial Accounting Standards Board, (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133, and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It requires that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income, or other comprehensive income, depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We adopted SFAS No. 133 on January 1, 2001. All of our existing derivative instruments expired in December 2000 and accordingly, there was no impact as a result of our adoption.

  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. This

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES standard has various effective dates, the earliest of which is for fiscal years ending after December 15, 2000. We do not believe the adoption of SFAS No. 140 will have a material impact on our financial position, results of operations, or cash flows.

2. ACQUISITIONS AND DISPOSITIONS

  Crystal Gas Storage

     In August 2000, we acquired the salt dome natural gas storage businesses of Crystal Gas Storage, Inc., a subsidiary of El Paso, in exchange for $170 million of Series B 10% Cumulative Redeemable Preference Units. We accounted for the acquisition as a purchase and assigned the purchase price to the assets and liabilities acquired based upon the estimated fair value of those assets and liabilities as of the acquisition date. The values assigned are preliminary and may be revised based on additional information. The following is summary information related to the acquisition (in thousands):

Fair value of assets acquired...............................  $170,573
Fair value of liabilities assumed...........................      (573)
                                                              --------
          Preference units issued...........................  $170,000
                                                              ========

  El Paso Intrastate-Alabama Pipeline System

     In March 2000, we acquired EPIA from a subsidiary of El Paso for $26.5 million in cash. We accounted for the acquisition as a purchase and assigned the purchase price to the assets and liabilities acquired based upon the estimated fair value of those assets and liabilities as of the acquisition date. The following is summary information related to the acquisition (in thousands):

Fair value of assets acquired...............................  $28,261
Fair value of liabilities assumed...........................   (1,785)
                                                              -------
          Net cash paid.....................................  $26,476
                                                              =======

     The following selected unaudited pro forma information represents our consolidated results of operations on a pro forma basis for the years ended December 31, 2000 and 1999, assuming we acquired EPIA and the Crystal natural gas storage businesses on January 1, 1999:

                                                                2000         1999
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER UNIT AMOUNTS)
Revenue.....................................................  $131,426     $105,930
Operating income............................................  $ 45,171     $ 12,484
Net income allocated to limited partners before accounting
  change....................................................  $  1,887     $  5,406
Basic and diluted net income per unit before cumulative
  effect of accounting change...............................  $   0.06     $   0.21

  Prince Field

     In October 1998, we purchased a 100 percent working interest in the Prince Field, formerly known as the Ewing Bank 958 Unit, from a wholly owned indirect subsidiary of El Paso for $12.2 million. In October 1999, we executed an agreement with El Paso Production to farmout our working interest in the Prince Field in exchange for a 9 percent overriding royalty interest. Under the terms of the agreement, we may convert our overriding royalty interest into a 30 percent undivided working interest once El Paso Production has recouped the costs associated with its drilling and completion activities on the unit.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

  Deepwater Holdings

     In June 1999, we acquired additional interests in the HIOS, East Breaks and UTOS systems through our acquisition of Natoco, Inc. and Naloco, Inc. for $51 million. As part of the transaction, we also assumed operations of the Stingray system, the Stingray Offshore separation facility and the West Cameron dehydration facility in November 1999. The purchase price exceeded the book value of net assets acquired by approximately $48 million. This excess cost is being amortized on a straight-line basis over the estimated lives of the acquired assets, which approximates 30 years.

     In September 1999, we formed Deepwater Holdings with ANR to reorganize our interests in various joint ventures. In the transaction, both parties contributed their respective interests in various pipeline systems and facilities to Deepwater Holdings. Following this reorganization, Deepwater Holdings owns 100 percent of the East Breaks, HIOS, UTOS, and Stingray systems, along with the West Cameron dehydration facility. In exchange for our contribution, we received a 59.66 percent interest in Deepwater Holdings. We subsequently sold a 9.66 percent members' interest in Deepwater Holdings to ANR for $26.1 million to effect a 50/50 ownership position. We realized a $10.1 million gain associated with the sale. In conjunction with the transaction, we became the full operator of the UTOS, HIOS, and East Breaks systems on June 1, 2000.

     In connection with its formation, Deepwater Holdings established a $175 million credit facility to:

     - retire existing debt of Stingray and Western Gulf, the parent company of East Breaks and HIOS;

     - fund a one-time distribution of $20 million to each of the equity partners;

     - provide funds for the remaining construction costs of the East Breaks system and any future system expansions; and

     - provide for other working capital needs of Deepwater Holdings.

     The following selected unaudited pro forma information represents our consolidated results of operations on a pro forma basis for the years ended December 31, 1999 and 1998, assuming the transactions relating to Deepwater Holdings discussed above had occurred on January 1, 1998:

                                                                1999          1998
                                                              --------      --------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER UNIT AMOUNTS)
Revenue.....................................................  $93,071       $73,329
Operating income............................................  $39,841       $17,239
Net loss allocated to limited partners before accounting
  change....................................................  $(7,364)      $(2,689)
Basic and diluted net loss per unit before cumulative effect
  of accounting change......................................  $ (0.28)      $ (0.11)

     As a result of El Paso's January 2001 merger with The Coastal Corporation, ANR is now our affiliate and Deepwater Holdings no longer has interests in Stingray or the West Cameron dehydration facility. In addition, Deepwater Holdings expects to sell its interest in UTOS in April 2001.

  Viosca Knoll

     In June 1999, we acquired an additional 49 percent interest in Viosca Knoll from El Paso Field Services Company. In the transaction, Field Services contributed $33.4 million to Viosca Knoll and then sold a 49 percent interest to us in exchange for $19.9 million and 2,661,870 common units. We paid closing costs of $0.9 million in connection with the acquisition and our General Partner contributed $0.6 million to us in order to maintain its one percent capital account balance. As a result of the acquisition, we began consolidating Viosca Knoll effective June 1999.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

     The acquisition was accounted for as a purchase and the purchase price was assigned to the assets and liabilities acquired based upon their estimated fair value as of the acquisition date. The following is summary information related to the acquisition (in thousands):

Fair value of assets acquired..........................     $ 83,105
Cash acquired..........................................          434
Fair value of liabilities assumed......................       (2,962)
                                                            --------
          Total purchase price.........................       80,577
Issuance of common units...............................      (59,792)
Closing costs paid.....................................         (900)
                                                            --------
          Net cash paid................................     $ 19,885
                                                            ========

     The following selected unaudited pro forma information represents our consolidated results of operations on a pro forma basis for the years ended December 31, 1999 and 1998, assuming the Viosca Knoll acquisition had occurred on January 1, 1998:

                                                                1999         1998
                                                              --------      -------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER UNIT AMOUNTS)
Revenue.....................................................  $104,951      $95,676
Operating income............................................  $ 48,710      $31,815
Net income allocated to limited partners before accounting
  change....................................................  $  8,675      $ 5,124
Basic and diluted net income per unit before cumulative
  effect of accounting change...............................  $   0.32      $  0.19

     In September 2000, we purchased the remaining one percent of Viosca Knoll from Field Services for approximately $2.0 million bringing our total investment in Viosca Knoll to 100 percent.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

3. EQUITY INVESTMENTS

     We hold equity investments which are accounted for using the equity method of accounting. As of December 31, 2000, the carrying amount of our equity investments exceeded the underlying equity in net assets by approximately $82 million. This difference is being amortized on a straight-line basis over the estimated lives of the underlying net assets of the respective investee. Summarized financial information for these investments is as follows:

                                               AS OF OR FOR THE YEAR ENDED DECEMBER 31, 2000
                                    --------------------------------------------------------------------
                                       MANTA
                                        RAY                      DEEPWATER
                                    OFFSHORE(a)   NAUTILUS(a)   HOLDINGS(b)   POSEIDON   OTHER    TOTAL
                                    -----------   -----------   -----------   --------   -----   -------
                                                           (DOLLARS IN THOUSANDS)
END OF PERIOD OWNERSHIP
  INTEREST........................   25.67%        25.67%          50%          36%      50%
                                     ========      ========       ========    ========   ====
OPERATING RESULTS DATA:
  Operating revenues..............   $ 16,272      $ 10,206       $ 67,122    $ 66,131   $110
  Other income....................      2,234            67            532         639     --
  Operating expenses..............     (3,570)       (1,635)       (25,279)    (25,371)   (51)
  Depreciation....................     (4,483)       (5,880)       (18,138)    (10,754)    --
  Other expenses..................        (72)         (360)       (10,711)    (11,683)   (19)
                                     --------      --------       --------    --------   ----
  Net income......................   $ 10,381      $  2,398       $ 13,526    $ 18,962   $ 40
                                     ========      ========       ========    ========   ====
OUR SHARE:
  Allocated income................   $  2,665      $    616       $  6,763    $  6,826   $ 20
  Adjustments(c)..................       (267)          (91)           507       5,892     --
                                     --------      --------       --------    --------   ----
  Equity earnings.................   $  2,398      $    525       $  7,270    $ 12,718   $ 20    $22,931
                                     ========      ========       ========    ========   ====    =======
  Allocated distributions.........   $  4,359      $  2,519       $ 13,550    $ 13,532   $ --    $33,960
                                     ========      ========       ========    ========   ====    =======
FINANCIAL POSITION DATA:
  Current assets..................   $  2,053      $  2,322       $ 46,128    $126,360   $111
  Noncurrent assets...............    145,970       101,584        237,416     237,996     --
  Current liabilities.............        611           812         39,962     264,776     27
  Long-term debt..................         --            --        157,000          --     --
  Other noncurrent liabilities....         --            --          9,517          --     --

- ---------------

(a) We own indirect investments in these investees. However, because we believe separate data on each of these investees is more meaningful, results have been reflected separately.
(b) In January 2001, Deepwater Holdings sold its Stingray and West Cameron subsidiaries. Deepwater Holdings expects to sell its interest in its UTOS subsidiary in April 2001.
(c) We recorded adjustments primarily for differences from estimated year end 1999 earnings reported in our 1999 Annual Report on Form 10-K and actual earnings reported in the 1999 audited annual reports of our unconsolidated affiliates, and for purchase price adjustments under APB Opinion No. 16, "Business Combinations." The adjustment for Poseidon primarily represents the receipt or expected receipt of insurance proceeds to offset our share of the repair costs related to the January 2000 pipeline rupture.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                                          AS OF OR FOR THE YEAR ENDED DECEMBER 31, 1999
                           ---------------------------------------------------------------------------
                              MANTA
                               RAY                      VIOSCA     DEEPWATER
                           OFFSHORE(a)   NAUTILUS(a)   KNOLL(b)   HOLDINGS(c)   STINGRAY(c)   HIOS(c)
                           -----------   -----------   --------   -----------   -----------   --------
                                                     (DOLLARS IN THOUSANDS)
END OF PERIOD OWNERSHIP
 INTEREST................   25.67%        25.67%         99%         50%           50%          50%
                            ========      ========     =======      =======       =======     ========
OPERATING RESULTS DATA:
 Operating revenue.......   $ 16,782      $  9,838     $12,338      $14,106       $13,322     $27,370
 Other income............      2,307            21          31           87         1,898         143
 Operating expenses......     (3,724)       (1,440)       (925)      (8,183)       (7,932)    (13,212)
 Depreciation............     (5,323)       (5,872)     (1,752)      (4,023)       (5,699)     (3,475)
 Other expenses..........        (57)         (293)     (1,973)      (1,402)       (1,516)         --
                            --------      --------     -------      -------       -------     --------
 Net income..............   $  9,985      $  2,254     $ 7,719      $   585       $    73     $10,826
                            ========      ========     =======      =======       =======     ========
OUR SHARE:
 Allocated income........   $  2,563      $    579     $ 3,860      $   293       $    37     $ 4,780
 Adjustments(d)..........       (784)          (55)         --         (118)        1,223          92
                            --------      --------     -------      -------       -------     --------
 Equity earnings.........   $  1,779      $    524     $ 3,860      $   175       $ 1,260     $ 4,872
                            ========      ========     =======      =======       =======     ========
 Allocated
   distributions.........   $  4,001      $  1,905     $ 6,350      $ 4,400       $ 2,501     $ 6,900
                            ========      ========     =======      =======       =======     ========
FINANCIAL POSITION DATA:
 Current assets..........   $  4,394      $  3,540                  $34,334
 Noncurrent assets.......    137,700       107,464                  208,939
 Current liabilities.....      4,749           408                   32,727
 Long-term debt..........         --            --                  122,000
 Other noncurrent
   liabilities...........         --            --                       41

                           AS OF OR FOR THE YEAR ENDED DECEMBER 31, 1999
                           ----------------------------------------------
                                      WEST
                                     CAMERON
                           UTOS(c)   DEHY(c)   POSEIDON   OTHER    TOTAL
                           -------   -------   --------   -----   -------
                                       (DOLLARS IN THOUSANDS)
END OF PERIOD OWNERSHIP
 INTEREST................   50%       50%        36%      50%
                           =======   ======    ========   ====
OPERATING RESULTS DATA:
 Operating revenue.......  $3,233    $1,934    $76,160    $ 35
 Other income............      52        23        403      --
 Operating expenses......  (1,544)     (210)    (8,774)    (18)
 Depreciation............    (420)      (12)    (6,172)     --
 Other expenses..........      --        --     (9,133)     --
                           -------   ------    --------   ----
 Net income..............  $1,321    $1,735    $52,484    $ 17
                           =======   ======    ========   ====
OUR SHARE:
 Allocated income........  $  614    $  868    $18,894    $  8
 Adjustments(d)..........     (25)       --         (7)     (8)
                           -------   ------    --------   ----
 Equity earnings.........  $  589    $  868    $18,887    $ --    $32,814
                           =======   ======    ========   ====    =======
 Allocated
   distributions.........  $1,000    $  800    $18,191    $132    $46,180
                           =======   ======    ========   ====    =======
FINANCIAL POSITION DATA:
 Current assets..........                      $171,720   $376
 Noncurrent assets.......                      243,971      --
 Current liabilities.....                      159,359      44
 Long-term debt..........                      150,000      --
 Other noncurrent
   liabilities...........                          322      --

- ---------------

(a) We own indirect investments in these investees. However, because we believe separate data on each of these investees is more meaningful, results have been reflected separately.
(b) The information presented for Viosca Knoll as an equity investment is through May 31, 1999. On June 1, 1999, we began consolidating the results of Viosca Knoll as a result of acquiring an additional 49 percent interest in the system.
(c) Deepwater Holdings was formed in September 1999 and owns 100 percent of Stingray, HIOS, UTOS, and West Cameron Dehy. The operating results provided represent activity for the nine months ended September 30, 1999, subsequent to September 30, 1999, the activity related to these entities is reflected in Deepwater Holdings.
(d) We recorded adjustments primarily for purchase price adjustments in accordance with APB Opinion No. 16, except for Stingray which resulted from changes in estimates of reserves for uncollectable revenues.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                                                     AS OF OR FOR THE YEAR ENDED DECEMBER 31, 1998
                          ---------------------------------------------------------------------------------------------------
                             MANTA                                                               WEST
                              RAY                     VIOSCA                                    CAMERON
                          OFFSHORE(a)   NAUTILUS(a)    KNOLL    STINGRAY     HIOS      UTOS      DEHY     POSEIDON    TOTAL
                          -----------   -----------   -------   --------   --------   -------   -------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
END OF PERIOD OWNERSHIP
  INTEREST..............   25.67%        25.67%         50%       50%        40%       33.3%     50%        36%
                           ========      ========     =======   ========   ========   =======   ======    ========
OPERATING RESULTS DATA:
  Operating revenue.....   $ 10,949      $  5,403     $29,334   $ 23,008   $ 43,818   $ 5,174   $2,796    $44,522
  Other income..........        488           100          50        670         --       100       11        290
  Operating expenses....     (3,710)       (1,979)     (3,031)   (16,814)   (19,047)   (2,466)    (183)    (4,763)
  Depreciation..........     (4,303)       (5,845)     (3,860)    (6,852)    (4,772)     (559)     (16)    (8,846)
  Interest expense......         --            --      (4,267)    (1,668)       (16)       (2)      --     (8,671)
                           --------      --------     -------   --------   --------   -------   ------    --------
  Net income (loss).....   $  3,424      $ (2,321)    $18,226   $ (1,656)  $ 19,983   $ 2,247   $2,608    $22,532
                           ========      ========     =======   ========   ========   =======   ======    ========
OUR SHARE:
  Allocated income
    (loss)..............   $    879      $   (596)    $ 9,113   $   (828)  $  7,993   $   749   $1,304    $ 8,111
  Adjustments(b)........       (348)         (714)         --        573        627       (19)      --       (120)
                           --------      --------     -------   --------   --------   -------   ------    --------
  Equity earnings
    (loss)..............   $    531      $ (1,310)    $ 9,113   $   (255)  $  8,620   $   730   $1,304    $ 7,991    $ 26,724
                           ========      ========     =======   ========   ========   =======   ======    ========   ========
  Allocated
    distributions.......   $  1,182      $    634     $10,350   $  1,000   $  9,240   $   933   $1,100    $ 6,732    $ 31,171
                           ========      ========     =======   ========   ========   =======   ======    ========   ========
FINANCIAL POSITION DATA:
  Current assets........   $  7,250      $  2,782     $ 5,451   $ 17,892   $  4,662   $ 4,699   $  848    $43,338
  Noncurrent assets.....    135,626       113,434      97,758     50,109     12,939     2,745      647    233,082
  Current liabilities...      5,023           709       1,021     18,960      2,626     4,125       13     40,134
  Long-term debt........         --            --      66,700     20,583         --        --       --    131,000
  Other noncurrent
    liabilities.........         --            --         340     12,924         --        --       --         --

- ---------------
(a) We own indirect investments in these investees. However, because we believe separate data for each of these investees is more meaningful, results have been reflected separately.
(b) We recorded adjustments primarily for purchase price adjustments in accordance with APB Opinion No. 16, except for Nautilus which related to a revision of the allowance for funds used during construction, which represents the estimated costs, during the construction period, of funds used for construction purposes.

4. PROPERTY, PLANT AND EQUIPMENT

     Our property, plant and equipment consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Property, plant and equipment, at cost
  Pipelines.................................................  $239,920   $179,588
  Platforms and facilities..................................   127,639    120,416
  Oil and natural gas properties............................   156,320    122,222
  Natural gas storage facilities............................   147,294         --
  Construction work-in-progress.............................   127,811     92,095
                                                              --------   --------
                                                               798,984    514,321
Less accumulated depreciation, depletion and amortization...   167,289    140,562
                                                              --------   --------
Total property, plant and equipment, net....................  $631,695.. $373,759
                                                              ========   ========

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

5. FINANCING TRANSACTIONS

  Senior Subordinated Notes

     In May 1999, we entered into an indenture with Chase Bank of Texas, under which we issued $175 million in aggregate principal amount of Senior Subordinated Notes. We capitalized $6.1 million of debt issue costs related to the issuance and registration of the Subordinated Notes. The Subordinated Notes bear interest at a rate of 10 3/8% per year, payable semi-annually, on June 1 and December 1, and mature on June 1, 2009. Our subsidiaries have guaranteed our obligations under the Subordinated Notes. In addition, we could be required to repurchase the Subordinated Notes if certain circumstances relating to change of control or asset dispositions exist. The sales of some of our Gulf of Mexico assets had no bearing on the Subordinated Notes. The terms of the Subordinated Notes include, among other things, financial tests and covenants, all of which we currently meet. The proceeds from the Subordinated Notes were used to fund the Viosca Knoll acquisition and to pay down our revolving credit facility.

  Partnership Credit Facility

     In June 2000, we amended and restated our revolving credit facility with a syndicate of commercial banks to provide up to $500 million of available credit subject to borrowing base limitations. As of December 31, 2000, we had $318 million outstanding under this facility and $99.4 million available. The average interest rate for 2000 and 1999 was 9.1% and 9.0%, respectively. We pay a commitment fee of 0.25% per year on the unused and unavailable portion of the credit facility and 0.50% per year on the unused and available portion. Our credit facility matures in May 2002; is guaranteed by us and each of our subsidiaries; and is collateralized by our management agreement, substantially all of our assets (excluding our Argo subsidiary), our General Partner's one percent general partner interest and its approximate one percent nonmanaging interest in certain of our subsidiaries. We may borrow money under this facility for capital expenditures, investment and working capital purposes and, to a limited extent, for capital distributions. We are currently negotiating with a syndicate bank group to increase the size of our credit facility to $600 million and extend the maturity through May 2005.

  Project Finance Loan

     In August 2000, Argo II, L.L.C., one of our subsidiaries, obtained a $95 million limited recourse project finance loan from a group of commercial lenders. This loan is a syndication of a construction loan that is convertible into a term loan upon completion of the construction project. As of December 31, 2000, Argo had $45 million outstanding, and the average interest rate was 8.4%. This loan finances a substantial portion of the estimated $140.0 million costs of the TLP, pipelines and other facilities that we are installing in the Prince Field.

     During the years ended December 31, 2000, 1999 and 1998, we capitalized approximately $4.0 million, $1.8 million, and $1.1 million, respectively, of interest expense in connection with construction projects and drilling activities. At December 31, 2000 and 1999, the unamortized portion of debt issue costs totaled approximately $10.4 million and $11.0 million, respectively.

  Other Credit Facilities

     Deepwater Holdings and Poseidon Oil Pipeline Company, L.L.C. are parties to credit agreements under which each has outstanding obligations that may restrict their ability to pay distributions to their respective owners.

     In 1999, Deepwater Holdings assumed Western Gulf Holdings L.L.C.'s obligations under its $100 million revolving credit facility and amended and restated that facility to, among other things, increase the commitment amount to $175 million. The amended credit facility matures in February 2004. Deepwater

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

Holdings' ability to borrow money under this credit facility is subject to certain customary terms and conditions, including borrowing base limitations. The credit facility is collateralized by substantially all of the material contracts and agreements of Deepwater Holdings, including its ownership in Stingray, UTOS, West Cameron dehydration, and Western Gulf Holdings, and its subsidiaries HIOS and East Breaks Gathering. As of December 31, 2000 and 1999, Deepwater Holdings had $157 million and $122 million, respectively, outstanding under its credit facility, and the average floating interest rate was 8.1% and 7.3% at December 31, 2000 and 1999, respectively. The proceeds from the sale of Stingray and West Cameron dehydration during January 2001 of approximately $50 million were used to reduce the revolving credit facility.

     Poseidon has an amended revolving credit facility with a syndicate of commercial banks to provide up to $150 million for the construction and expansion of the Poseidon system and for other working capital needs. Poseidon's ability to borrow money under this facility is subject to certain customary terms and conditions, including borrowing base limitations. The facility is collateralized by a substantial portion of Poseidon's assets and matures on April 30, 2001. As of December 31, 2000 and 1999, Poseidon had $150 million outstanding under its credit facility. The average floating interest rate was 7.9% and 7.8% at December 31, 2000 and 1999, respectively. Poseidon is currently negotiating with a syndicate bank group to refinance the credit facility.

     In June 1999, the Viosca Knoll revolving credit facility was repaid in the amount of $66.8 million and cancelled concurrent with the closing of our acquisition of the additional interest in Viosca Knoll.

     In September 1999, the Stingray credit facility was repaid in the amount of $22.2 million and cancelled concurrent with the formation of Deepwater Holdings. Borrowings from the newly formed Deepwater Holdings credit facility were used to pay off the Stingray credit facility.

6. PARTNERS' CAPITAL

  General

     As of December 31, 2000, we had 31,550,314 common units outstanding. Common units totaling 22,596,550 are owned by the public, representing a 72.2 percent limited partner interest in us. Our General Partner has an effective 29.8 percent interest in us, consisting of a 27.8 percent limited partner interest in the form of 8,953,764 common units, a one percent general partner interest in us and an approximate one percent non-managing interest in some of our subsidiaries.

  Public Offering of Common Units

     In July 2000, we completed a public offering of 4,600,000 common units that included 600,000 common units to cover over-allotments for the underwriters. We used the net cash proceeds of $101 million to reduce the balance outstanding under our revolving credit facility. In addition, our General Partner contributed $1.1 million to us in order to satisfy its one percent capital contribution requirement.

     In March 2001, we completed a public offering of 2,250,000 common units. We used the net cash proceeds of $66.3 million from the offering to reduce the balance outstanding under our revolving credit facility. In addition, our General Partner contributed $0.7 million to us in order to satisfy its one percent capital contribution requirement.

  Conversion and Redemption of Preference Units

     In May 1998, 1999 and 2000, we notified the holders of our publicly-held preference units of their opportunity to convert their preference units into an equal number of common units. Total preference units of 211,249 were converted to common units after the 90-day conversion period in 2000 and 78,450 preference units remained. In October 2000, we redeemed the remainder of these preference units for approximately

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

$0.8 million representing a cash price of $10.25 per unit. For the converted units, we reallocated the partners' capital accounts in the conversion period to reflect these conversions of preference units into common units.

  Series B Preference Units

     In August 2000, we issued $170 million of Series B preference units to acquire the natural gas storage businesses of Crystal Gas Storage, Inc. These newly issued preference units are non-voting and have rights to income allocations on a cumulative basis, compounded semi-annually at an annual rate of 10%. We are not obligated to pay cash distributions on these units until 2010. After 2010, the rate will increase to 12% and distributions will be required to be paid on a current basis. The new preference units contain no mandatory redemption obligation, but may be redeemed at our option at any time. If our capital was ever liquidated, then these Series B preference units would have priority after our General Partner, but before our outstanding common unitholders.

  Cash Distributions

     We make quarterly distributions of 100 percent of our available cash, as defined in the partnership agreement, to our unitholders and to our General Partner. Available cash generally consists of all cash receipts plus reductions in reserves less all cash disbursements and net additions to reserves. Our General Partner has broad discretion to establish cash reserves for any proper partnership purpose. These can include cash reserves for future capital and maintenance expenditures, reserves to stabilize distributions of cash to the unitholders and our General Partner, reserves to reduce debt, or, as necessary, reserves to comply with the terms of our agreements or obligations.

     Cash distributions on common units and to our General Partner are discretionary in nature and are not entitled to arrearages of minimum quarterly distributions. The following table reflects our per unit cash distributions to our preference and common unitholders and the total incentive distributions paid to our General Partner during the year ended December 31, 2000:

                                                        PREFERENCE   COMMON       GENERAL
MONTH PAID                                                 UNIT       UNIT        PARTNER
- ----------                                              ----------   -------      -------
                                                             (PER UNIT)        (IN MILLIONS)
February..............................................    $0.275     $0.5250       $3.2
                                                          ======     =======       ====
May...................................................    $0.275     $0.5375       $3.6
                                                          ======     =======       ====
August................................................    $0.275     $0.5375       $4.1
                                                          ======     =======       ====
November..............................................    $   --     $0.5500       $5.0
                                                          ======     =======       ====

     In January 2001, we declared a cash distribution of $0.55 per common unit, or $22.3 million in the aggregate, which we paid on February 15, 2001.

     For the year ended December 31, 2000, 1999 and 1998, we paid our General Partner incentive distributions totaling $15.5 million, $12.1 million, and $11.1 million, respectively, and paid an incentive distribution of $4.6 million in February 2001.

  Unit Rights Appreciation Plan

     Prior to 1998, we maintained a unit rights appreciation plan under which employees of the General Partner were granted a right to market appreciation on our common and/or preference units. A total of 1.2 million of these rights were granted to officers and employees of the General Partner and its affiliates. As a result of the "change in control" occurring upon the closing of El Paso's acquisition of DeepTech in 1998, these rights fully vested and the holders elected to be paid $8.6 million, the amount equal to the difference

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES between the grant price of these rights and the average of the high and the low sales price of the common units on the date of exercise. Upon the exercise of all of the rights outstanding, this plan was terminated. We replaced this plan with the Omnibus Plan discussed below.

  Option Plans

     In August 1998, we adopted the 1998 Omnibus Compensation Plan, or the Omnibus Plan, to provide our General Partner with the ability to issue unit options to attract and retain the services of knowledgeable officers and key management personnel. Unit options to purchase a maximum of 3 million common units may be issued pursuant to the Omnibus Plan. Unit options granted pursuant to the Omnibus Plan are not immediately exercisable. One-half of the unit options were considered vested and exercisable one year after the date of grant and the remaining one-half of the unit options were considered vested and exercisable one year after the first anniversary of the date of grant. The unit options expire ten years from such grant date, but shall be subject to earlier termination under certain circumstances.

     In August 1998, we adopted the 1998 Unit Option Plan for Non-Employee Directors, or our Director Plan, to provide our General Partner with the ability to issue unit options to attract and retain the services of knowledgeable directors. Unit options to purchase a maximum of 100,000 of our common units may be issued pursuant to the Director Plan. Each unit option granted under the Director Plan vests immediately at the date of grant and the grant expires ten years from such date. The expiration date is subject to earlier termination if the director ceases to be a director of our General Partner, in which case the unit options expire 36 months after such date. In the case of death, the unit options expire 12 months after such date.

     The following table summarizes activity under the Omnibus Plan and Director Plan as of and for the years ended December 31, 2000, 1999 and 1998. No unit options were granted by the Partnership prior to August 1998.

                                            2000                    1999                    1998
                                    ---------------------   ---------------------   ---------------------
                                                 WEIGHTED                WEIGHTED                WEIGHTED
                                    # UNITS OF   AVERAGE    # UNITS OF   AVERAGE    # UNITS OF   AVERAGE
                                    UNDERLYING   EXERCISE   UNDERLYING   EXERCISE   UNDERLYING   EXERCISE
                                     OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                    ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of
  year............................   937,500      $27.16     933,000      $27.19          --      $   --
  Granted.........................     3,000       25.56       4,500       21.58     933,000       27.19
  Exercised.......................        --          --          --          --          --          --
  Forfeited.......................     7,500       27.19          --          --          --          --
  Canceled........................     7,500       27.19          --          --          --          --
                                     -------      ------     -------      ------     -------      ------
Outstanding at end of year........   925,500      $27.15     937,500      $27.16     933,000      $27.19
                                     =======      ======     =======      ======     =======      ======
Options exercisable at end of
  year............................   925,500      $27.15     687,500(1)   $27.15       3,000      $26.17
                                     =======      ======     =======      ======     =======      ======

- ---------------

(1) Includes the accelerated vesting of approximately 215,000 unit options under certain employment agreements as a result of a defined change in control within El Paso following its merger with Sonat Inc. in 1999.

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

ASSUMPTION                                                    2000    1999
- ----------                                                    -----   -----
Expected term in years......................................      8       8
Expected volatility.........................................  27.97%  28.70%
Expected dividends..........................................   9.35%   9.20%
Risk-free interest rate.....................................   5.35%   6.40%

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

     The Black-Scholes weighted average fair value of options granted during 2000 and 1999 was $2.63 and $3.14 per option, respectively.

     Options outstanding as of December 31, 2000, are summarized below:

                                             OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                               -----------------------------------------------   ----------------------------
                                             WEIGHTED AVERAGE      WEIGHTED                       WEIGHTED
RANGE OF                         NUMBER         REMAINING          AVERAGE         NUMBER         AVERAGE
EXERCISE PRICES                OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
- ---------------                -----------   ----------------   --------------   -----------   --------------
$20.63 to $27.34                 925,500        5.4 years           $27.15         925,500         $27.15

     If the compensation expense for our stock-based compensation plans had been determined applying the provisions of SFAS No. 123, Accounting for Stock Based Compensation, using the Black-Scholes weighted average fair value of options granted, our net income allocated to the limited partners and net income per common unit for 2000, 1999 and 1998 would approximate the pro forma amounts below:

                                     DECEMBER 31, 2000         DECEMBER 31, 1999         DECEMBER 31, 1998
                                  -----------------------   -----------------------   -----------------------
                                  AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                  -----------   ---------   -----------   ---------   -----------   ---------
                                                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
SFAS No. 123 charge, pretax.....    $   --       $  211       $    --      $   890       $  --       $1,065
Net (loss) income allocated to
  the limited partners..........    $ (749)      $ (960)      $(8,739)     $(9,629)      $ 604       $ (461)
Basic and diluted (loss) income
  per unit......................    $(0.03)      $(0.03)      $ (0.34)     $ (0.37)      $0.02       $(0.02)

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

7. RELATED PARTY TRANSACTIONS

     Transactions with related parties and affiliates for each of the three years ended December 31, are as follows:

                                                               2000      1999      1998
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Revenues Received from Related Parties:
  Oil and natural gas sales.................................  $20,448   $29,778   $31,225
  Gathering, transportation and platform services...........    4,484       990     3,546
                                                              -------   -------   -------
                                                              $24,932   $30,768   $34,771
                                                              =======   =======   =======
Expenses Paid to Related Parties:
  Purchased natural gas costs...............................  $14,295   $    --   $    --
  Operating expenses........................................   22,817    13,494    14,379
                                                              -------   -------   -------
                                                              $37,112   $13,494   $14,379
                                                              =======   =======   =======
Reimbursements from Related Parties:
  Operating expenses........................................  $20,543   $ 2,377   $ 1,524
                                                              =======   =======   =======

  Revenues Received from Related Parties

     We have agreed to sell substantially all of our oil and natural gas production to an affiliate on a month to month basis. The agreement provides fees equal to 2 percent of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas for marketing our production. During the years ended December 31, 2000, 1999 and 1998, oil and natural gas sales to the affiliate totaled approximately

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

$15.7 million, $29.8 million, and $31.2 million, respectively. Beginning in the fourth quarter 2000, we began selling our oil and natural gas ourself.

     In March 2000, we acquired EPIA. EPIA's sales of natural gas and transportation services include transactions with affiliates of our General Partner. For the year ended December 31, 2000, EPIA had approximately $4.7 million of natural gas sales and approximately $4.3 million of transportation services to affiliates.

     For the year ended December 31, 2000, we received approximately $0.1 million from Manta Ray Offshore Gathering as platform access and processing fees related to our platforms located in South Timbalier 292 and Ship Shoal 332.

     For the five months ended May 31, 1999, and the year ended December 31, 1998, we received from Viosca Knoll approximately $1.0 million and $2.4 million, respectively, for expenses and platform fees related to the Viosca Knoll 817 platform. We began consolidating Viosca Knoll following our acquisition of an additional 49 percent ownership interest in June 1999. As a result, revenues after this period were eliminated in consolidation.

     For the year ended December 31, 1998, we received approximately $1.1 million from Tatham Offshore as platform access and processing fees related to the Viosca Knoll 817 platform.

  Expenses Paid to Related Parties

     Purchased Natural Gas Costs. EPIA's purchases of natural gas include transactions with affiliates of our General Partner. For the year ended December 31, 2000, EPIA had approximately $14.3 million of natural gas purchases from affiliates.

     Management Fees. Substantially all of the individuals who perform the day-to-day financial, administrative, accounting and operational functions for us, as well as those who are responsible for directing and controlling us, are currently employed by El Paso. Under a management agreement between El Paso and our General Partner, a management fee is charged to our General Partner which is intended to approximate the amount of resources allocated by El Paso in providing various operational, financial, accounting and administrative services on behalf of our General Partner and us. The management agreement expires on June 30, 2002, and may be terminated thereafter upon 90 days notice by either party. Under the terms of the partnership agreement, our General Partner is entitled to reimbursement of all reasonable general and administrative expenses and other reasonable expenses incurred by our General Partner and its affiliates for, or on our behalf, including, but not limited to, amounts payable by our General Partner to El Paso under its management agreement.

     In connection with El Paso's acquisition of our General Partner, our General Partner amended its management agreement to provide for a monthly management fee of $775,000. Our General Partner charged us $9.3 million in management fees for each of the years ended December 31, 2000, 1999 and 1998.

     Our General Partner is also required to reimburse El Paso, and its predecessor, DeepTech for certain tax liabilities resulting from, among other things, additional taxable income allocated to our General Partner due to (i) the issuance of additional preference units and (ii) the investment of such proceeds in additional acquisitions or construction projects. As of December 2000, all publicly held preference units had been converted to common units or redeemed for cash. In 1998, our General Partner charged us approximately $0.5 million to compensate DeepTech for additional taxable income allocated to our General Partner.

     For the five months ended May 31, 1999, and the year ended December 31, 1998, Viosca Knoll charged us approximately $0.8 million and $1.9 million, respectively, for transportation services related to transporting production from the Viosca Knoll Block 817 lease.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

     In November 1999, we entered into an agreement with Field Services under which they provide personnel to operate Stingray and the West Cameron dehydration facility. During 2000, Field Services also began operating HIOS, UTOS and East Breaks. To operate these subsidiaries under Deepwater Holdings, we charged Deepwater Holdings $6.4 million for the year ended December 31, 2000. We also entered into an agreement during 2000 to operate EPIA and the Crystal storage businesses. For the year ended December 31, 2000, we charged these companies a management fee of approximately $4 million pursuant to their management and operations agreements. All fees paid under these contracts approximate actual costs incurred.

     Garden Banks. For the years ended December 31, 2000, 1999 and 1998, Poseidon charged us approximately $0.6 million, $0.9 million, and $1.4 million, respectively, for transportation services related to transporting production from the Garden Banks Block 72 and 117 leases.

     Cost Reimbursements. Under a management agreement between us and Viosca Knoll, prior to our purchase of an additional 49 percent interest we charged Viosca Knoll a base fee of $100,000 annually in exchange for our providing financial, accounting and administrative services on behalf of Viosca Knoll. For the five months ended May 31, 1999, and for the year ended December 31, 1998, we charged Viosca Knoll approximately $42,000 and $100,000, respectively, in accordance with this management agreement. In addition, for the year ended December 31, 1998, Viosca Knoll reimbursed us approximately $152,000, for costs incurred by us in connection with the acquisition and installation of a booster compressor on our Viosca Knoll 817 platform.

     For the years ended December 31, 2000, 1999 and 1998, we charged Manta Ray Offshore a management fee of approximately $0.2 million, $0.5 million, and $1.3 million, respectively, pursuant to its management and operations agreements.

     Pursuant to former non-employee director compensation arrangements, we were obligated to pay each non-employee director 2.5 percent of our General Partner's incentive distribution as a profit participation fee. During 1998, we paid three of our non-employee directors a total of $0.6 million as a profit participation fee. As a result of El Paso's acquisition of Deep Tech, these non-employee directors resigned and these arrangements were terminated.

     As a result of becoming the operator of Deepwater Holdings' assets, we began receiving reimbursement from Deepwater Holdings for the cost of operating HIOS, UTOS, East Breaks, Stingray, and West Cameron dehydration. This reimbursement is a fixed monthly amount covering normal operating activities and is recorded as a reduction to our operation and maintenance expense. To the extent our costs are more than the monthly reimbursement, our operating expenses will be higher, and to the extent our costs are lower than the monthly reimbursement, our operating expense will be lower. In addition, due to the timing of actual costs, we may recognize fluctuations in our results of operations throughout the year. For the year ended December 31, 2000, we received approximately $20.3 million from the subsidiaries of Deepwater Holdings pursuant to their respective agreements.

  Farmout

     In October 1999, we farmed out our working interest in the Prince Field to El Paso Production. Under the terms of the farmout agreement, our net overriding royalty interest in the Prince Field increased to a weighted average of approximately 9 percent. Once El Paso Production recoups the costs associated with its drilling and completion activities on the field, we can convert our royalty interest into a 30 percent undivided working interest.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

  Other

     In 1997, Tatham Offshore announced its intent to reserve its remaining costs associated with certain of its wells as a result of production problems. Accordingly, we recorded a charge totaling $21.2 million in the consolidated statements of operations. This charge consisted of approximately $6.4 million to reserve our investment in certain gathering facilities and other assets associated with these properties, approximately $3.8 million to fully accrue its abandonment obligations associated with the gathering facilities serving these properties, approximately $9.1 million to reserve its noncurrent receivable related to the prepayment of the demand charge obligations under certain agreements, and approximately $1.9 million to accrue certain abandonment obligations associated with its Viosca Knoll and Garden Banks properties. During 1998, we abandoned our Ewing Bank flowlines at a cost of $2.9 million and recorded a credit to impairment of $1.1 million, which represented the excess of the accrued costs over the actual costs incurred associated with the abandonment of the flowlines.

8. COMMITMENTS AND CONTINGENCIES

  Credit Facilities

     Deepwater Holdings and Poseidon are parties to credit agreements under which they have an obligation that may restrict the payment of distributions to their respective owners.

  Hedging Activities

     We hedge a portion of our oil and natural gas production to reduce our exposure to fluctuations in the market prices of oil and natural gas and to meet certain requirements under our revolving credit facility. We use commodity price swap instruments whereby monthly settlements are based on differences between the prices specified in the commodity price swap agreement and the settlement prices of certain futures contracts quoted on the NYMEX or certain other indices. We settle the commodity price swap transactions by paying the negative difference or receiving the positive difference between the applicable settlement price and the price specified in the contract. The commodity price swap transactions we use differ from futures contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. The credit risk from our price swap contracts is derived from the counterparty to the transaction, typically a major financial institution. We do not require collateral and do not anticipate non-performance by this counterparty, which does not transact a sufficient volume of transactions with us to create a significant concentration of credit risk. Gains or losses on hedging activities and the termination of any hedging instruments are initially deferred and included as an increase or decrease to oil and natural gas sales in the period in which the hedged production is sold. For the years ended December 31, 2000, 1999 and 1998, we recorded a net (loss) gain of $(15.0) million, $(2.3) million and $2.5 million, respectively, from such activities.

     As of December 31, 1998, we maintained two natural gas sales swap transactions, one covering the calendar year 1999, and one covering the calendar year 2000. Each of these swaps carried a notional amount of 10,000 MMbtu/d. Under these transactions, we received a fixed price and paid a variable price based on monthly natural gas futures contract settlement price as set by NYMEX. In January 1999, we elected to change the term of our 1999 swap to calendar year 2000. In January 1999 and 2000, under the terms of this transaction, we fixed the contract price at $1.6686 per MMbtu and $1.8050 per MMbtu, respectively, for each swap.

     Each of our derivative instruments expired in December 2000 and we have not entered into any new hedging activities in 2001.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

  Legal Proceedings

     We are a defendant in a lawsuit filed by Transco in the 157th Judicial District Court, Harris County, Texas in August 1996. Transco alleges that, pursuant to a platform lease agreement entered into in June 1994, it had the right to expand its facilities and operations on the offshore platform by connecting additional pipeline receiving and appurtenant facilities. We denied Transco's request to expand its facilities and operations because the lease agreement does not provide for such expansion, and because Transco's activities would have interfered with the Manta Ray Offshore system and our existing and planned activities on the platform. The case went to trial on April 3, 2000, and the jury found that we were not at fault and therefore awarded no damages to Transco. Transco has filed motions related to the jury's findings. We sold the platform relating to this incident in January 2001 and therefore all claims have been dismissed.

     In January 2000, an anchor from a submersible drilling rig in tow damaged a section of the Poseidon system north of our Ship Shoal 332 platform. The accident resulted in the release of approximately 2,200 barrels of crude oil in the waters surrounding the system, caused damage to our Ship Shoal 332 platform, and resulted in the shutdown of the system and surrounding facilities in which we have ownership interests. Poseidon's costs to repair the damaged pipeline and clean up the crude oil released into the Gulf was approximately $18 million. Poseidon has filed a lawsuit against the rig's owner for damages to the pipeline. By the end of the first quarter 2000, the pipeline was repaired and was placed back into service. To date, we have received approximately $6.7 million of insurance proceeds for business interruption and property damage.

     We, along with several subsidiaries of El Paso, have been named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, the complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming.)

     We have also been named a defendant in an action styled Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al filed in 1999 in the District Court of Stevens County, Kansas. This complaint alleges that the defendants have mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint, once transferred to the same court handling the Grynberg complaint, has been sent back to the Kansas State Court for further proceedings.

     We are also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of our business.

     While the outcome of the matters discussed above cannot be predicted with certainty, we do not expect the ultimate resolution of these matters will have a material adverse effect on our financial position, operating results, or cash flows.

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations, could result in substantial costs and

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES liabilities in the future. As this information becomes available, or other relevant developments occur, we will make accruals accordingly.

  Regulatory Matters

     FERC has jurisdiction over Nautilus, Stingray, HIOS, and UTOS and the Petal natural gas storage facility with respect to transportation of natural gas, rates and charges, construction of new facilities, extension or abandonment of service and facilities, accounts and records, depreciation and amortization policies, and certain other matters.

     Each of Nautilus, HIOS, UTOS and Petal are currently operating under agreements with their respective customers that provide for rates that have been approved by FERC. On December 1, 1998, Stingray filed for a general rate increase with FERC. Pursuant to an order issued by FERC on December 30, 1998, the increased rates became effective June 1, 1999, subject to refund. A hearing on the merits of Stingray's filing was held in December 1999 and the case was still pending before FERC at the time Deepwater Holdings sold Stingray in January 2001. Our remaining systems are gathering facilities and, as such, are not currently subject to rate and certificate regulation by FERC.

     All of our pipelines are subject to FERC's administration of the "equal access" requirements of the Outer Continental Shelf Lands Act. In addition, the Poseidon and Allegheny systems are subject to regulation under the Hazardous Liquid Pipeline Safety Act. Operations in offshore federal waters are regulated by the United States Department of the Interior.

9. SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS

  Cash paid for interest, net of amounts capitalized, and taxes were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Interest................................................  $46,768   $31,696   $17,608
Taxes...................................................  $    --   $    --   $    --

  Noncash investing and financing activities excluded from the statement of cash flows were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2000      1999      1998
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Acquisition of Crystal natural gas storage businesses
     Issuance of Series B preference units.............  $170,000   $    --   $    --
     Working capital acquired..........................       220        --        --
Acquisition of EPIA
     Working capital acquired..........................    (1,673)       --        --
Acquisition of additional ownership interest in Viosca
  Knoll
     Issuance of common units..........................        --    59,792        --
     Working capital acquired..........................        --    (2,400)       --
Decrease in investment in Tatham Offshore..............        --        --     7,500
Additions to oil and natural gas properties............        --        --    (4,683)
Additions to platform and facilities...................        --        --    (7,024)
Assumption of abandonment obligations..................        --        --     4,033
Conveyance of assets and liabilities to Manta Ray
  Offshore and Nautilus................................        --        --        30

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

10. MAJOR CUSTOMERS

     As discussed in Note 7, we sell substantially all of our oil and natural gas production to an affiliated company. The percentage of our revenue from our other segment's major customers was as follows:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Alabama Gas Corporation.....................................   20%     --      --
Shell Offshore..............................................   13%     --      --
Kerr-McGee Corporation......................................   11%     26%     32%
Shell Gas Trading Company...................................   --      21%     --
Viosca Knoll................................................   --      --      13%
Texaco Gas Marketing, Inc...................................           --      10%

11. BUSINESS SEGMENT INFORMATION:

     We segregate our business activities into three segments: Gathering, Transportation, and Platform Services; Oil and Natural Gas Production; and Gas Storage Services. As a result of our acquisition of EPIA in March 2000, we began providing marketing services through the purchase and resale of natural gas to our customers. Our marketing activities are recorded in the Gathering, Transportation, and Platform Services segment. As a result of our acquisition of the Crystal storage businesses in August 2000, we began providing natural gas storage services and have shown these activities as a separate segment. Each of our segments are business units that offer different services and products. They are managed separately, as each requires different technology and marketing strategies.

     We measure segment performance based on performance cash flows, or an asset's or investment's ability to generate cash flow. We determine performance cash flows by taking earnings before interest, taxes, and depreciation, depletion, and amortization, and adding or subtracting as appropriate, cash distributions from equity investments, earnings attributable to equity investments, and other cash and non-cash items. We use this measure as a supplemental financial measurement in the evaluation of our business, and you should not consider it an alternative to EBIT as an indicator of our operating performance or to cash flows from operating activities as a measure of our liquidity. In addition, it may not be a comparable measurement among different companies. Performance cash flows are presented here to provide you with additional information about our assets and investments. The accounting policies of the individual segments are the same as ours. The following table summarizes certain financial information for our business segments (in thousands):

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                                               GATHERING,
                                             TRANSPORTATION     OIL AND
                                              AND PLATFORM    NATURAL GAS   GAS STORAGE
                                                SERVICES      PRODUCTION     SERVICES     OTHER(1)    TOTAL
                                             --------------   -----------   -----------   --------   --------
                                                           FOR THE YEAR ENDED DECEMBER 31, 2000
                                             ----------------------------------------------------------------
Revenue from external customers............     $ 85,681       $ 20,552      $  6,182     $     --   $112,415
Intersegment revenue.......................       13,316             --            23      (13,339)        --
Depreciation, depletion and amortization...       14,707         11,017         1,868          151     27,743
Operating income (loss)....................       47,091         (7,402)        2,190          172     42,051
Earnings from equity investments...........       22,931             --            --           --     22,931
EBIT.......................................       72,083         (7,402)        2,191          487     67,359
Performance cash flows.....................      100,568          1,838         4,059          639    107,104
Assets.....................................      617,315         62,100       176,420       28,424    884,259

                                                           FOR THE YEAR ENDED DECEMBER 31, 1999
                                             ----------------------------------------------------------------
Revenue from external customers............     $ 33,694       $ 29,965      $     --     $     --   $ 63,659
Intersegment revenue.......................       13,193             --            --      (13,193)        --
Depreciation, depletion and amortization...       12,087         18,543            --           --     30,630
Operating income (loss)....................       18,336         (7,709)           --           --     10,627
Earnings from equity investments...........       32,814             --            --           --     32,814
EBIT.......................................       61,070         (7,359)           --          191     53,902
Performance cash flows.....................       78,853         12,452            --           --     91,305
Assets.....................................      500,720         67,785            --       15,080    583,585

                                                           FOR THE YEAR ENDED DECEMBER 31, 1998
                                             ----------------------------------------------------------------
Revenue from external customers............     $ 17,320       $ 31,411      $     --     $     --   $ 48,731
Intersegment revenue.......................       10,673             --            --      (10,673)        --
Depreciation, depletion and amortization...        7,266         22,001            --           --     29,267
Operating income (loss)....................        3,308        (10,271)           --           --     (6,963)
Earnings from equity investments...........       26,724             --            --           --     26,724
EBIT.......................................       30,513        (10,140)           --          159     20,532
Performance cash flows.....................       40,615         11,730            --           --     52,345
Assets.....................................      349,237         81,195            --       12,294    442,726

- ---------------

(1) Represents intersegment eliminations and other income or assets not associated with our segment activities.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

12. SUBSEQUENT EVENTS:

  NGL and Fractionation Assets

     In February 2001, we acquired the south Texas fee-based natural gas liquids transportation and fractionation assets owned by an affiliate of our General Partner for approximately $133 million. We funded the acquisition of these assets, which was accounted for as a purchase, by borrowing from our revolving credit facility.

  Gulf of Mexico Assets

     In accordance with a FTC order related to El Paso's merger with The Coastal Corporation, we, along with Deepwater Holdings, agreed to sell several of our offshore Gulf of Mexico assets to third parties in January 2001. Total consideration paid for these assets was approximately $158 million consisting of approximately $108 million for the assets we sold and approximately $50 million for the assets Deepwater Holdings sold. The offshore assets sold include interests in Stingray, Nautilus, Manta Ray Offshore, Nemo, Green Canyon, and Tarpon, as well as interests in two offshore platforms and one dehydration facility. Additionally, upon FTC approval, Deepwater Holdings will sell its interest in UTOS. We expect this sale to occur, in April 2001 and the proceeds to be approximately $4 million. The net carrying value of the assets sold or to be sold approximated $190 million at December 31, 2000.

     As additional consideration for the above transactions, El Paso will make payments to us totaling $29 million. These payments will be made in quarterly installments of $2.25 million, starting on or before March 31, 2001, for the next three years and $2 million in the first quarter of 2004. From this additional consideration, we realized income of approximately $25.4 million in the first quarter of 2001.

13. SUPPLEMENTAL OIL AND NATURAL GAS INFORMATION (UNAUDITED):

  Oil and Natural Gas Reserves

     The following table represents our net interest in estimated quantities of developed and undeveloped reserves of crude oil, condensate and natural gas and changes in such quantities at year end 2000, 1999 and 1998. Estimates of our reserves at December 31, 2000, 1999 and 1998, have been made by the independent engineering consulting firm, Netherland, Sewell & Associates, Inc. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

     Estimates of reserve quantities are based on sound geological and engineering principles, but, by their very nature, are still estimates that are subject to substantial upward or downward revision as additional information regarding producing fields and technology becomes available.

                                                             OIL/CONDENSATE   NATURAL GAS
                                                                 MBbls           MMcf
                                                             --------------   -----------
                                                                    (IN THOUSANDS)
Proved reserves -- January 1, 1998.........................      2,119           30,163
  Revisions of previous estimates..........................        (33)           1,833
  Purchase of reserves in place............................         32            8,212
  Production...............................................       (540)         (11,324)
                                                                 -----          -------
Proved reserves -- December 31, 1998.......................      1,578           28,884
  Revision of previous estimates...........................        251              623
  Extension, Discoveries, and other Additions..............          1              218
  Production...............................................       (357)         (12,211)
                                                                 -----          -------
Proved reserves -- December 31, 1999(1)....................      1,473           17,514
  Revision of previous estimates...........................         23            1,171
  Production...............................................       (295)          (7,185)
                                                                 -----          -------
Proved reserves -- December 31, 2000.......................      1,201           11,500
                                                                 =====          =======

- ---------------

(1) Includes our net interest in proved reserves on Garden Banks Block 73 totaling 653 barrels of oil and 218 MMcf of natural gas.

     The following are estimates of our total proved developed and proved undeveloped reserves of oil and natural gas by producing property as of December 31, 2000.

                                                    OIL (barrels)      NATURAL GAS (Mcf)
                                                    -------------   -----------------------
                                                       PROVED        PROVED       PROVED
                                                      DEVELOPED     DEVELOPED   UNDEVELOPED
                                                    -------------   ---------   -----------
Garden Banks Block 72.............................      209,008     1,771,981           --
Garden Banks Block 73.............................           --       143,245           --
Garden Banks Block 117............................      933,823     1,626,785           --
Viosca Knoll Block 817............................       47,845     4,946,589    2,373,676
West Delta Block 35...............................       10,747       637,645           --
                                                      ---------     ---------    ---------
          Total...................................    1,201,423     9,126,245    2,373,676
                                                      =========     =========    =========

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

     Estimates with respect to proved undeveloped reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than upon actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES result in variations, which may be substantial, in the estimated reserves. A significant portion of our reserves is based upon volumetric calculations.

  Future Net Cash Flows

     The standardized measure of discounted future net cash flows relating to our proved oil and natural gas reserves is calculated and presented in accordance with SFAS No. 69, Disclosures About Oil and Gas Producing Activities. Accordingly, future cash inflows were determined by applying year-end oil and natural gas prices, as adjusted for fixed price contracts in effect, to our estimated share of future production from proved oil and natural gas reserves. The average prices utilized in the calculation of the standardized measure of discounted future net cash flows at December 31, 2000, were $23.75 per barrel of oil and $9.39 per Mcf of natural gas. Actual future prices and costs may be materially higher or lower. Future production and development costs were computed by applying year-end costs to future years. As we are not a taxable entity, no future income taxes were provided. A prescribed 10 percent discount factor was applied to the future net cash flows.

     In our opinion, this standardized measure is not a representative measure of fair market value, and the standardized measure presented for our proved oil and natural gas reserves is not representative of the reserve value. The standardized measure is intended only to assist financial statement users in making comparisons between companies.

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Future cash inflows..................................  $136,658   $ 69,719   $ 53,299
Future production costs..............................   (15,853)   (14,530)   (13,412)
Future development costs.............................   (11,531)   (10,681)   (10,566)
                                                       --------   --------   --------
Future net cash flows................................   109,274     44,508     29,321
Annual discount at 10% rate..........................   (19,525)    (7,990)    (2,649)
                                                       --------   --------   --------
Standardized measure of discounted future net cash
  flows..............................................  $ 89,749   $ 36,518   $ 26,672
                                                       ========   ========   ========

     Estimated future net cash flows for proved developed and proved undeveloped reserves as of December 31, 2000, are as follows:

                                                        PROVED       PROVED
                                                       DEVELOPED   UNDEVELOPED    TOTAL
                                                       ---------   -----------   --------
                                                                 (IN THOUSANDS)
Undiscounted estimated future net cash flows from
  proved reserves before income taxes................   $89,776      $19,498     $109,274
                                                        =======      =======     ========
Present value of estimated future net cash flows from
  proved reserves before income taxes, discounted at
  10%................................................   $73,705      $16,044     $ 89,749
                                                        =======      =======     ========

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

     The following are the principal sources of change in the standardized measure (in thousands):

                                                         2000       1999       1998
                                                       --------   --------   --------
Beginning of year....................................  $ 36,518   $ 26,672   $ 67,366
  Sales and transfers of oil and natural gas
     produced, net of production costs...............   (33,203)   (22,154)   (22,131)
  Net changes in prices and production costs.........   119,457     29,901    (32,129)
  Extensions, discoveries and improved recovery, less
     related costs...................................        --        544         --
  Oil and natural gas development costs incurred
     during the year.................................       172        615        120
  Changes in estimated future development costs......      (511)    (1,098)      (443)
  Revisions of previous quantity estimates...........     7,846      5,124      1,920
  Purchase of reserves in place......................        --         --      7,573
  Accretion of discount..............................     3,652      2,666      6,736
  Changes in production rates, timing and other......   (44,182)    (5,752)    (2,340)
                                                       --------   --------   --------
End of year..........................................  $ 89,749   $ 36,518   $ 26,672
                                                       ========   ========   ========

Development, Exploration, and Acquisition Expenditures

     The following table details certain information regarding costs incurred in our development, exploration, and acquisition activities during the years ended December 31:

                                                              2000    1999     1998
                                                              ----   ------   -------
                                                                  (IN THOUSANDS)
Development costs...........................................  $172   $3,018   $17,783
Proved acquisitions.........................................    --       --    16,945
Capitalized interest........................................    --      200       328
                                                              ----   ------   -------
          Total capital expenditures........................  $172   $3,218   $35,056
                                                              ====   ======   =======

Capitalized Costs

     Capitalized costs relating to our natural gas and oil producing activities and related accumulated depreciation, depletion and amortization were as follows as of December 31:

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Oil and natural gas properties
  Proved properties.........................................  $ 53,572    $ 41,157
  Wells, equipment, and related facilities..................   102,748      81,065
                                                              --------    --------
                                                               156,320     122,222
Less accumulated depreciation, depletion and amortization...   101,161      90,677
                                                              --------    --------
                                                              $ 55,159    $ 31,545
                                                              ========    ========

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

14. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     As discussed in Note 1, we changed our method for allocating net income among the partners. The change was adopted during the fourth quarter of 1999, effective as of January 1, 1999. The information that follows for the year 1999 has been restated to reflect this change as if it were in effect for all periods presented. In previous years, we have reported equity earnings as part of operating revenues. We have changed this presentation as of December 31, 2000, to include equity earnings as other income. This change has been reflected for all periods presented.

                                                             QUARTER ENDED
                                            -----------------------------------------------
                                            MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31     YEAR
                                            --------   -------   ------------   -----------   --------
                                                       (IN THOUSANDS, EXCEPT PER UNIT DATA)
2000
Operating revenue.........................  $ 18,950   $26,812     $29,642        $37,011     $112,415
Operating income..........................     9,394    13,419      10,032          9,206       42,051
Net income................................     1,939     8,367       4,862          5,329       20,497
Net income allocated to General Partner...     3,232     3,622       4,114          4,610       15,578
Net income allocated to Series B
  preference unitholders..................        --        --       1,417          4,251        5,668
                                            --------   -------     -------        -------     --------
Net (loss) income allocated to Limited
  Partners................................    (1,293)    4,745        (669)        (3,532)        (749)
Basic and diluted net (loss) income per
  unit....................................     (0.05)     0.18       (0.02)         (0.11)       (0.03)
Distributions declared per common unit....     0.525    0.5375      0.5375           0.55        2.150
Distributions declared per preference
  unit....................................     0.275     0.275       0.275             --        0.825
Weighted average number of units
  outstanding.............................    27,029    27,029      31,229         31,550       29,077
1999
Operating revenue.........................  $ 11,178   $14,720     $18,975        $18,786     $ 63,659
Operating (loss) income...................    (1,264)    2,501       3,192          6,198       10,627
Net income................................     3,499     4,188       9,257          1,873       18,817
Net income allocated to General Partner...     2,838     2,847       3,217          3,227       12,129
Net income (loss) allocated to Limited
  Partners before accounting change.......       661     1,341       6,040         (1,354)       6,688
Cumulative effect of accounting change....   (15,427)       --          --             --      (15,427)
                                            --------   -------     -------        -------     --------
Net (loss) income allocated to Limited
  Partners................................   (14,766)    1,341       6,040         (1,354)      (8,739)
Basic and diluted net income (loss) per
  unit before accounting change...........      0.03      0.05        0.22          (0.05)        0.26
Cumulative effect of accounting change....     (0.60)       --          --             --        (0.60)
                                            --------   -------     -------        -------     --------
Basic and diluted net (loss) income per
  unit....................................     (0.57)     0.05        0.22          (0.05)       (0.34)
Distributions declared per common unit....     0.525     0.525       0.525          0.525         2.10
Distributions declared per preference
  unit....................................     0.275     0.275       0.275          0.275         1.10
Weighted average number of units
  outstanding.............................    24,367    25,244      27,029         27,029       25,928

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Unitholders of El Paso Energy Partners, L.P.
  and the Board of Directors and Stockholder of El Paso Energy Partners Company, as General Partner

     In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of cash flows and of partners' capital present fairly, in all material respects, the financial position of El Paso Energy Partners, L.P. and its subsidiaries (the "Partnership") at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As disclosed in Note 1 to the consolidated financial statements, the Partnership changed its method for allocating net income to its partners in 1999.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 7, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                    GENERAL

     We and our General Partner utilize the employees of and management services provided by El Paso under a management agreement. We reimburse our General Partner for reasonable general and administrative expenses, and other reasonable expenses, incurred by our General Partner and its affiliates, on our behalf.

            DIRECTORS AND EXECUTIVE OFFICERS OF OUR GENERAL PARTNER

     The following table sets forth certain information as of March 24, 2001, regarding the executive officers and directors of our General Partner. Each executive officer of our General Partner serves us in the same office or offices each such officer holds with our General Partner. Directors are elected annually by our General Partner's sole stockholder, El Paso Energy Partners Holding Company, and hold office until their successors are elected and qualified. Each executive officer named in the following table has been elected to serve until his successor is duly appointed or elected or until his earlier removal or resignation from office.

     There is no family relationship among any of the executive officers or directors of our General Partner, and, other than described herein, no arrangement or understanding exists between any executive officer and any other person pursuant to which he was or is to be selected as an officer.

          NAME             AGE                   POSITION(S)
          ----             ---                   -----------
William A. Wise..........  55    Director and Chairman of the Board
Robert G. Phillips.......  46    Director and Chief Executive Officer
James H. Lytal...........  43    Director and President
H. Brent Austin..........  46    Director and Executive Vice President
Keith B. Forman..........  42    Vice President and Chief Financial Officer
D. Mark Leland...........  39    Senior Vice President and Controller
Michael B. Bracy.........  59    Director
H. Douglas Church........  63    Director
Malcolm Wallop...........  68    Director

     Mr. Wise has served as Director and Chairman of the Board of our General Partner since August 1998. He has served as Chief Executive Officer of El Paso since January 1990 and has served as Chairman of El Paso's board of directors from January 1994 until October 1999 and from January 2001 to present. Mr. Wise was President of El Paso from January 1990 to April 1996 and from July 1998 to present. He served as President and Chief Operating Officer of El Paso from April 1989 to December 1989. From March 1987 until April 1989, Mr. Wise was an Executive Vice President of El Paso and a Senior Vice President of El Paso from January 1984 to February 1987. Mr. Wise is a member of the Board of Directors of Battle Mountain Gold Company and is Chairman of the Board of El Paso Tennessee Pipeline Co.

     Mr. Phillips has served as a Director of our General Partner since August 1998. He has served as Chief Executive Officer for us and our General Partner since November 1999. He served as Executive Vice President from August 1998 to October 1999. Mr. Phillips has served as President of El Paso Field Services Company since June 1997. He served as President of El Paso Energy Resources Company from December 1996 to June 1997, President of El Paso Field Services Company from April 1996 to December 1996 and Senior Vice President of El Paso from September 1995 to April 1996. For more than five years prior, Mr. Phillips was Chief Executive Officer of Eastex Energy, Inc.

     Mr. Lytal has served as a Director of our General Partner since August 1994 and as our President and the President of our General Partner since July 1995. He served as Senior Vice President for us and our General Partner from August 1994 to June 1995. Prior to joining us, Mr. Lytal was Vice President -- Business Development for American Pipeline Company from December 1992 to August 1994. From March 1991 to December 1992, Mr. Lytal served as Vice President -- Business Development for United Gas Pipe Line Company. Prior to March 1991, Mr. Lytal has served in various capacities in the oil and gas exploration and production and gas pipeline industries with Texas Oil and Gas, Inc. and American Pipeline Company.

     Mr. Austin has served as a Director of our General Partner and as Executive Vice President for us and our General Partner since August 1998. Mr. Austin has served as an Executive Vice President and Chief Financial Officer of El Paso since May 1995 and as the Chief Financial Officer of El Paso since April 1992. He served as the Senior Vice President of El Paso from April 1992 to April 1995. He served as the Vice President, Planning and Treasurer of Burlington Resources Inc. from November 1990 to March 1992 and Assistant Vice President, Planning of Burlington from January 1989 to October 1990. Mr. Austin is a member of the Board of Directors of El Paso Tennessee Pipeline Co.

     Mr. Forman has served as Chief Financial Officer for us and our General Partner since January 1992 and served as a Director of our General Partner from July 1992 to August 1998. From 1982 to 1992, Mr. Forman served as Vice President of the Natural Gas Pipeline Group of Manufacturers Hanover Trust Company.

     Mr. Leland has served as Senior Vice President and Controller for us and our General Partner since July 2000 and as Vice President of El Paso Field Services Company since September 1997. He served as Vice President and Controller for us and our General Partner from August 1998 to July 2000. He served as Director of Business Development for El Paso Field Services Company from September 1994 to September 1997. For more than five years prior, Mr. Leland served in various capacities in the finance and accounting functions of El Paso.

     Mr. Bracy has served as a Director of our General Partner since October 1998. From January 1993 to August 1997, Mr. Bracy served as a Director, Executive Vice President and Chief Financial Officer of NorAm Energy Corp. and as Executive Vice President and Chief Financial Officer of NorAm from December 1991 to January 1993. For seven years prior, Mr. Bracy served in various executive capacities with NorAm. From December 1977 to October 1984, Mr. Bracy held various executive financial positions with El Paso. Prior to December 1977, Mr. Bracy served in various capacities with The Chase Manhattan Bank. Mr. Bracy is a member of the Board of Directors of Itron, Inc.

     Mr. Church has served as a Director of our General Partner since January 1999. From January 1994 to December 1998, Mr. Church served as the Senior Vice President, Transmission, Engineering and Environmental for a subsidiary of Duke Energy Corporation, Texas Eastern Transmission Company. For thirty-two years prior, Mr. Church served in various engineering and operating capacities with Texas Eastern Transmission Company, Panhandle Eastern Corporation and Transwestern Pipeline Company. Mr. Church is a past member of the Board of Directors of Southern Gas Association and Boys and Girls Country of Houston, Inc. (Chairman).

     Mr. Wallop has served as a Director of our General Partner since August 1998 and as a Director of El Paso since January 1995. Since January 1995, Mr. Wallop has served as President for Frontiers of Freedom Foundation, a political foundation. For eighteen years prior to 1995, Mr. Wallop was a member of the United States Senate. He is a member of the Board of Directors of Hubbell Inc. and Sheridan State Bank.

                           COMPENSATION OF DIRECTORS

     Non-employee directors of our General Partner are entitled to receive an annual retainer fee of forty-thousand dollars, with the chairman of any board committees entitled to receive an additional fifteen thousand dollars per year. All directors of our General Partner are entitled to reimbursement for their reasonable out-of-pocket expenses in connection with their travel to and from, and attendance at, meetings of the Board or committees thereof.

     In August 1998, we adopted the 1998 Unit Option Plan for Non-Employee Directors, or the Director Plan, to provide our General Partner with the ability to issue unit options to attract and retain the services of knowledgeable directors. Unit options to purchase a maximum of 100,000 of our common units may be issued pursuant to the Director Plan. Under the Director Plan, each non-employee director receives a grant of 1,500 unit options upon initial election to the Board of Directors and an annual unit option grant of 1,000 upon each re-election to the Board of Directors. Each unit option that is granted will vest immediately at the date of grant and will expire ten years from such date, but will be subject to earlier termination in the event that such non-employee director ceases to be a director of our General Partner for any reason, in which case the unit options expire 36 months after such date except in the case of death, in which case the unit options expire 12 months after such date. The Director Plan is administered by a management committee consisting of the Chairman of the Board and such other senior officers of our General Partner or its affiliates as the Chairman of the Board may designate.

     In 1998, we granted 3,000 unit options to purchase an equal number of common units with an average exercise price of $26.17 per unit and, in 1999, granted 4,500 unit options to purchase an equal number of common units with an average exercise price of $21.58 per unit; and in 2000, we granted 3,000 unit options to purchase an equal number of common units with an exercise price of $25.5625 per unit. At March 15, 2001, all those options remain outstanding.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     We do not currently have a compensation committee or another committee performing similar functions, and all such matters which would be considered by such committee are acted upon by the full Board of Directors of our General Partner. Employees of El Paso, through our General Partner, are the individuals who work on our matters. Accordingly, the only compensation we addressed relates to issuance of unit options under our various option plans. The Board of Directors administers and interprets the Omnibus Plan. See Item 11, Executive Compensation.

                         AUDIT AND CONFLICTS COMMITTEE

     Currently, Messrs. Bracy and Church, who are neither officers nor employees of our General Partner nor any of its affiliates, serve as our Audit and Conflicts Committee of the Board of Directors of our General Partner. The Audit and Conflicts Committee provides two primary services. First, it advises the Board of Directors in matters regarding the system of internal controls and the annual independent audit, and reviews policies and practices of our General Partner and us. Second, the Audit and Conflicts Committee, at the request of our General Partner, reviews specific matters as to which our General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by our General Partner is fair and reasonable to us. Except as otherwise required by the rules of the NYSE, the Audit and Conflicts Committee only reviews matters concerning potential conflicts of interest at the request of our General Partner, which has sole discretion to determine which matters to submit for review. Any such matters approved by a majority vote of the Audit and Conflicts Committee will be conclusively deemed (i) to be fair and reasonable to us, (ii) approved by all of our limited partners and (iii) not a breach by our General Partner of any duties it may owe us. However, it is possible that such procedure in itself may constitute a conflict of interest.

                      COMPENSATION OF OUR GENERAL PARTNER

     Our General Partner receives no remuneration in connection with our management other than: (i) distributions on its general and limited partner interests in us and its nonmanaging interest in certain of our subsidiaries;
(ii) incentive distributions on its general partner interest, as provided in the partnership agreement, and (iii) reimbursement for all direct and indirect costs and expenses incurred, all selling, general and administrative expenses incurred, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, us, including, but not limited to the management fees paid by our General Partner to El Paso under its management agreement.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Our General Partner's directors, officers and beneficial owners of more than 10 percent of a registered class of our equity securities are required to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the NYSE. Directors, officers and beneficial owners of more than 10 percent of our equity securities are also required to furnish us with copies of all such reports that are filed. Based on our review of copies of such forms and amendments, we believe directors, executive officers and greater than 10 percent beneficial owners, with the exception of Mr. Robert Phillips, complied with all filing requirements during the year ended December 31, 2000. Mr. Phillips had one late filing for one transaction during 2000.

ITEM 11. EXECUTIVE COMPENSATION

     Our executive officers and the executive officers of our General Partner are compensated by El Paso and do not receive compensation from our General Partner or us for their services in such capacities with the exception of awards pursuant to Omnibus Plan discussed below. However, our General Partner does make payments to El Paso pursuant to its management agreement. See Item 10, Directors and Executive Officers of the Registrant -- Compensation of Directors.

     In August 1998, Mr. Lytal entered into an employment agreement with a five year term with El Paso Energy, pursuant to which he would continue to serve as our President and president of our General Partner. However, pursuant to the terms of his employment agreement, Mr. Lytal has the right to terminate such agreement upon 30 days notice and El Paso has the right to terminate such agreement under a variety of circumstances.

                                  OMNIBUS PLAN

     In August 1998, we adopted the 1998 Omnibus Compensation Plan, or the Omnibus Plan, to provide our General Partner with the ability to issue unit options to attract and retain the services of knowledgeable officers and key management personnel. Unit options to purchase a maximum of 3 million common units may be issued pursuant to the Omnibus Plan. The Omnibus Plan is administered by our General Partner's Board of Directors. The Board of Directors shall interpret the Omnibus Plan, shall prescribe, amend and rescind rules relating to it, select eligible participants, make grants to participants who are not Section 16 insiders pursuant to the Securities Exchange Act, and shall take all other actions necessary for the Omnibus Plan administration, which actions shall be final and binding upon all the participants.

     In August 1998, we granted 930,000 unit options to employees of our General Partner to purchase an equal number of common units at $27.1875 per unit pursuant to the Omnibus Plan. As of March 15, 2001, 672,500 unit options remain outstanding. No grants of unit options were made in 1999 or 2000.

      REPORT FROM COMPENSATION COMMITTEE REGARDING EXECUTIVE COMPENSATION

     Because we do not have a compensation committee or another committee performing similar functions, this report is presented by the full Board of Directors of our General Partner. The Board of Directors is responsible for establishing appropriate compensation goals for the knowledgeable officers and key management personnel working for us and evaluating the performance of such officers and personnel in meeting such goals.

     The goals of the Board of Directors in administering the Omnibus Plan are as follows:

          (1) To fairly compensate the knowledgeable officers and key management personnel working for us and our affiliates for their contributions to our short-term and long-term performance.

          (2) To allow us to attract, motivate and retain the management personnel necessary to our success by providing an Omnibus Plan comparable to that offered by companies with which we compete for management personnel.

     The elements of the Omnibus Plan described above are implemented and periodically reviewed and adjusted by the Board of Directors. The awards made under the Omnibus Plan are determined based on individual performance, experience and comparison with awards made by our industry peers and other companies in similar industries with comparable revenue while linking such awards to our achievement of financial goals.

                           SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the annual compensation earned by our Chief Executive Officer and each of its other four most highly compensated executive officers whose annual salary and bonus during the year ended December 31, 2000, exceeded $100,000 (collectively, the Named Officers):

                                                                                                  LONG-TERM COMPENSATION
                                                             ANNUAL COMPENSATION(1)                       AWARDS
                                                  --------------------------------------------   -------------------------
                                                                   MARKET VALUE   OTHER ANNUAL                 ALL OTHER
            NAME/PRINCIPAL               FISCAL   SALARY   BONUS     OF UNITS     COMPENSATION    OPTIONS     COMPENSATION
               POSITION                   YEAR     ($)      ($)       ISSUED          ($)           (#)           ($)
            --------------               ------   ------   -----   ------------   ------------   ----------   ------------
William A. Wise........................   2000      --      --         --             --             --           --
Chairman of the Board                     1999      --      --         --             --             --           --
                                          1998      --      --         --             --             --           --
Robert G. Phillips.....................   2000      --      --         --             --             --           --
Chief Executive Officer                   1999      --      --         --             --             --           --
                                          1998      --      --         --             --             --           --
James H. Lytal.........................   2000      --      --         --             --             --           --
President                                 1999      --      --         --             --             --           --
                                          1998      --      --         --             --         215,000(2)       --
Keith B. Forman........................   2000      --      --         --             --             --           --
Chief Financial Officer                   1999      --      --         --             --             --           --
                                          1998      --      --         --             --         215,000(2)       --
D. Mark Leland.........................   2000      --      --         --             --             --           --
Senior Vice President &                   1999      --      --         --             --             --           --
Controller                                1998      --      --         --             --             --           --

- ---------------

(1) Other than awards made under our incentive arrangements, all other compensation was paid by El Paso or subsidiaries of El Paso.
(2) Issued pursuant to the Omnibus Plan.

                                 OPTION GRANTS

     None of the Named Officers received any unit options grants under the Omnibus Plan during the year ended December 31, 2000.

                   OPTION EXERCISES AND YEAR-END VALUE TABLE

     The following table sets forth information concerning the unit options held by the Named Officers at December 31, 2000 or exercised by the Named Officers during the year then ended:

                                                                                             VALUE OF
                                                                                            UNEXERCISED
                                                                                           IN-THE-MONEY
                                                                                         OPTIONS AT FISCAL
                                                                           NUMBER OF         YEAR-END
                                       SHARES ACQUIRED       VALUE       EXERCISABLE/      EXERCISABLE/
                NAME                   ON EXERCISE(#)     REALIZED($)    UNEXERCISABLE     UNEXERCISABLE
                ----                   ---------------   -------------   -------------   -----------------
William A. Wise......................       --                --            --/ --          $    --/$--
Robert G. Phillips...................       --                --             --/--            --/ --
James H. Lytal.......................       --                --         215,000/--         $46,763/ --
Keith B. Forman......................       --                --          215,000/--        $46,763/ --
D. Mark Leland.......................       --                --             --/--            --/ --

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth, as of March 1, 2001, the beneficial ownership of the outstanding equity securities of us, by (i) each person who is known to us to beneficially own more than 5 percent of our outstanding units,
(ii) each director of our General Partner and (iii) all directors and executive officers of our General Partner as a group.

                                                                  COMMON UNITS
                                                              ---------------------
BENEFICIAL OWNER                                               NUMBER       PERCENT
- ----------------                                              --------      -------
General Partner/El Paso.....................................       (1)         (1)
Robert G. Phillips..........................................     4,000          *
James H. Lytal..............................................   223,016(2)(3)     *
Keith B. Forman.............................................   217,000(3)       *
William A. Wise.............................................     9,670(4)       *
H. Brent Austin.............................................     2,000          *
D. Mark Leland..............................................     2,000          *
Michael B. Bracy............................................     8,500(5)       *
H. Douglas Church...........................................     3,500(5)       *
Malcolm Wallop..............................................     3,500(5)       *
Executive officers and directors of us as a group (9
  persons)..................................................   473,186          *

- ---------------
 *  Less than 1 percent.
(1) The address for our General Partner and El Paso is El Paso Building, 1001 Louisiana Street, Houston, Texas 77002. All of our General Partner's outstanding common stock, par value $0.10 per share, is indirectly owned by El Paso. Our General Partner has no other class of capital stock outstanding. El Paso, through its subsidiaries, owns a 27.8 percent interest in us consisting of 8,953,764 common units. They also own a one percent general partner interest in us, an approximate one percent non-managing member interest in some of our subsidiaries and $170 million of our Series B preference units.
(2) The amount reflected for Mr. Lytal excludes 34 common units owned by his son, a minor.
(3) Includes the option to acquire 215,000 common units pursuant to the 1998 Omnibus Plan.
(4) Mr. Wise disclaims beneficial ownership of 2,500 common units held by spouse and 6,900 common units held by daughters.
(5) Includes the option to acquire 3,500 common units pursuant to the Director Plan. See Item 10, Directors and Executive Officers of the
    Registrant -- Compensation of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A discussion of certain agreements, arrangements and transactions between or among us, our General Partner, and certain other related parties is summarized in Part II, Item 8, Financial Statements and Supplementary Data, Notes 2 and 7. Also see Item 10, Directors and Executive Officers of the Registrant.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS ANNUAL REPORT OR INCORPORATED BY REFERENCE:

        1.    Financial Statements

     Our consolidated financial statements are included in Part II, Item 8 of this report:

                                                              PAGE
                                                              ----
Consolidated Statements of Operations.......................   30
Consolidated Balance Sheets.................................   31
Consolidated Statements of Cash Flows.......................   32
Consolidated Statements of Partners' Capital................   33
Notes to Consolidated Financial Statements..................   34
Report of Independent Accountants...........................   61

     The following consolidated financial statements of certain of our equity investments are included on the following pages of this report:

                                                              PAGE
                                                              ----
DEEPWATER HOLDINGS, L.L.C.
  Report of Independent Accountants.........................   73
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................   74
  Consolidated Statements of Operations for the Year ended
     December 31, 2000 and the Period from Inception
     (September 30, 1999) to December 31, 1999..............   75
  Consolidated Statements of Members' Equity for the Year
     Ended December 31, 2000 and the Period from Inception
     (September 30, 1999) to December 31, 1999..............   76
  Consolidated Statements of Cash Flows for the Year Ended
     December 31, 2000 and the Period from Inception
     (September 30, 1999) to December 31, 1999..............   77
  Notes to the Consolidated Financial Statements for the
     Year Ended December 31, 2000 and the Period from
     Inception (September 30, 1999) to December 31, 1999....   78
POSEIDON OIL PIPELINE COMPANY, L.L.C.
  Report of Independent Public Accountants..................   86
  Balance Sheets -- December 31, 2000 and 1999..............   87
  Statements of Income for the Years Ended December 31,
     2000, 1999 and 1998....................................   88
  Statements of Members' Equity for the Years Ended December
     31, 2000, 1999 and 1998................................   89
  Statements of Cash Flows for the Years Ended December 31,
     2000, 1999 and 1998....................................   90
  Notes to Financial Statements -- December 31, 2000, 1999
     and 1998...............................................   91
NEPTUNE PIPELINE COMPANY, L.L.C.
  Report of Independent Accountants.........................   96
  Consolidated Balance Sheet as of December 31, 2000 and
     1999...................................................   97
  Consolidated Statement of Income for the Years Ended
     December 31, 2000 and 1999.............................   98
  Statement of Members' Capital as of December 31, 2000 and
     1999...................................................   99
  Consolidated Statement of Cash Flows for the Years Ended
     December 31, 2000 and 1999.............................  100
  Notes to Consolidated Financial Statement -- December 31,
     2000 and 1999..........................................  101

     The following financial statements of certain of our subsidiaries which have a 1 percent non-managing interest with our General Partner are included on the following pages of this report:

                                                              PAGE
                                                              ----
MANTA RAY GATHERING COMPANY, L.L.C.
  Report of Independent Accounts............................  107
  Balance Sheets as of December 31, 2000 and 1999...........  108
  Statements of Operations for the Years Ended December 31,
     2000, 1999 and 1998....................................  109
  Statements of Members' Capital for the Years Ended
     December 31, 2000, 1999 and 1998.......................  110
  Statements of Cash Flows for the Years Ended December 31,
     2000, 1999 and 1998....................................  111
  Notes to Financial Statements for the Years Ended December
     31, 2000, 1999 and 1998................................  112
EWING BANK GATHERING COMPANY, L.L.C.
  Report of Independent Accounts............................  118
  Balance Sheets as of December 31, 2000 and 1999...........  119
  Statements of Operations for the Years Ended December 31,
     2000, 1999 and 1998....................................  120
  Statements of Members' Capital for the Years Ended
     December 31, 2000, 1999 and 1998.......................  121
  Statements of Cash Flows for the Years Ended December 31,
     2000, 1999 and 1998....................................  122
  Notes to Financial Statements for the Years Ended December
     31, 2000, 1999 and 1998................................  123
EL PASO ENERGY PARTNERS OPERATING COMPANY, L.L.C.
  Report of Independent Accounts............................  127
  Balance Sheets for the Years Ended December 31, 2000 and
     1999...................................................  128
  Statements of Operations for the Year Ended December 31,
     2000 and the Period from Inception (November 1, 1999)
     to December 31, 1999...................................  129
  Statements of Members' Capital for the Year Ended December
     31, 2000 and the Period from Inception (November 1,
     1999) to December 31, 1999.............................  130
  Statements of Cash Flows for the Year Ended December 31,
     2000 and the Period from Inception (November 1, 1999)
     to December 31, 1999...................................  131
  Notes to Financial Statements for the Year Ended December
     31, 2000 and the Period from Inception (November 1,
     1999) to December 31, 1999.............................  132
VK -- MAIN PASS GATHERING COMPANY, L.L.C.
  Report of Independent Accounts............................  136
  Balance Sheets as of December 31, 2000 and 1999...........  137
  Statements of Operations for the Years Ended December 31,
     2000, 1999 and 1998....................................  138
  Statements of Members' Capital for the Years Ended
     December 31, 2000, 1999 and 1998.......................  139
  Statements of Cash Flows for the Years Ended December 31,
     2000, 1999 and 1998....................................  140
  Notes to Financial Statements for the Years Ended December
     31, 2000, 1999 and 1998................................  141

                                                              PAGE
                                                              ----
EL PASO ENERGY PARTNERS DEEPWATER, L.L.C.
  Report of Independent Accounts............................  146
  Balance Sheets as of December 31, 2000 and 1999...........  147
  Statements of Operations for the Years Ended December 31,
     2000, 1999 and 1998....................................  148
  Statement of Members' Capital for the Years Ended December
     31, 2000, 1999 and 1998................................  149
  Statements of Cash Flows for the Years Ended December 31,
     2000, 1999 and 1998....................................  150
  Notes to Financial Statements for the Years Ended December
     31, 2000, 1999 and 1998................................  151
DELOS OFFSHORE COMPANY, L.L.C.
  Report of Independent Accounts............................  158
  Balance Sheets as of December 31, 2000 and 1999...........  159
  Statements of Operations for the Years Ended December 31,
     2000, 1999 and 1998....................................  160
  Statements of Members' Capital for the Years Ended
     December 31, 2000, 1999 and 1998.......................  161
  Statements of Cash Flows for the Years Ended December 31,
     2000, 1999 and 1998....................................  162
  Notes to Financial Statements for the Years Ended December
     31, 2000, 1999 and 1998................................  163
VK -- DEEPWATER GATHERING COMPANY, L.L.C.
  Report of Independent Accounts............................  168
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................  169
  Consolidated Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998.......................  170
  Statements of Members' Capital for the Years Ended
     December 31, 2000, 1999 and 1998.......................  171
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998.......................  172
  Consolidated Notes to Financial Statements for the Years
     Ended December 31, 2000, 1999 and 1998.................  173
EL PASO ENERGY PARTNERS OIL TRANSPORT, L.L.C.
  Report of Independent Accounts............................  180
  Balance Sheets as of December 31, 2000 and 1999...........  181
  Statements of Operations for the Years Ended December 31,
     2000, 1999 and 1998....................................  182
  Statements of Members' Capital for the Years Ended
     December 31, 2000, 1999 and 1998.......................  183
  Statements of Cash Flows for the Years Ended December 31,
     2000, 1999 and 1998....................................  184
  Notes to Financial Statements for the Years Ended December
     31, 2000, 1999 and 1998................................  185
POSEIDON PIPELINE COMPANY, L.L.C.
  Report of Independent Accounts............................  189
  Balance Sheets as of December 31, 2000 and 1999...........  190
  Statements of Operations for the Years Ended December 31,
     2000, 1999 and 1998....................................  191
  Statements of Members' Capital for the Years Ended
     December 31, 2000, 1999 and 1998.......................  192
  Statements of Cash Flows for the Years Ended December 31,
     2000, 1999 and 1998....................................  193
  Notes to Financial Statements for the Years Ended December
     31, 2000, 1999 and 1998................................  194

                                                              PAGE
                                                              ----
FLEXTREND DEVELOPMENT COMPANY, L.L.C.
  Report of Independent Accounts............................  200
  Balance Sheets as of December 31, 2000 and 1999...........  201
  Statements of Operations for the Years Ended December 31,
     2000, 1999 and 1998....................................  202
  Statements of Members' Capital for the Years Ended
     December 31, 2000, 1999 and 1998.......................  203
  Statements of Cash Flows for the Years Ended December 31,
     2000, 1999 and 1998....................................  204
  Notes to Financial Statements for the Years Ended December
     31, 2000, 1999 and 1998................................  205
CRYSTAL HOLDING, L.L.C.
  Report of Independent Accounts............................  214
  Consolidated Balance Sheet as of December 31, 2000........  215
  Consolidated Statement of Operations for the Period from
     Inception (September 1, 2000) to December 31, 2000.....  216
  Statement of Members' Capital from Inception (September 1,
     2000) to December 31, 2000.............................  217
  Consolidated Statement of Cash Flows for the Period from
     Inception (September 1, 2000) to December 31, 2000.....  218
  Notes to Consolidated Financial Statements for the Period
     from Inception (September 1, 2000) to December 31,
     2000...................................................  219
GREEN CANYON PIPELINE COMPANY, L.P.
  Report of Independent Accounts............................  224
  Balance Sheets as of December 31, 2000 and 1999...........  225
  Statements of Operations for the Years Ended December 31,
     2000, 1999 and 1998....................................  226
  Statements of Members' Capital for the Years Ended
     December 31, 2000, 1999 and 1998.......................  227
  Statements of Cash Flows for the Years Ended December 31,
     2000, 1999 and 1998....................................  228
  Notes to Financial Statements for the Years Ended December
     31, 2000, 1999 and 1998................................  229

2. Financial statement schedules and supplementary information required to be submitted.

      None. All financial statement schedules are omitted because the information is not required, is not material or is otherwise included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report.

3.    Exhibit list...........................................  234

                           DEEPWATER HOLDINGS, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                       CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
       FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD FROM INCEPTION
                   (SEPTEMBER 30, 1999) TO DECEMBER 31, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of Deepwater Holdings, L.L.C.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of members' equity present fairly, in all material respects, the financial position of Deepwater Holdings, L.L.C. (a Delaware Limited Liability Company) and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000 and the period from inception (September 30, 1999) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 28, 2001

                  DEEPWATER HOLDINGS, L.L.C. AND SUBSIDIARIES
                         (A LIMITED LIABILITY COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                2000         1999
                                                              ---------    ---------
                                       ASSETS

Current assets
  Cash and cash equivalents.................................  $  11,481    $   9,166
  Net accounts receivable, trade............................     21,385        5,666
  Advances to affiliates....................................        303          526
  Gas imbalances............................................      9,300       18,545
  Gas imbalance cashout.....................................      1,962           --
  Other current assets......................................      1,697        1,449
                                                              ---------    ---------
          Total current assets..............................     46,128       35,352
                                                              ---------    ---------
Property, plant and equipment
  Property, plant and equipment.............................    929,211      890,833
  Less: accumulated depreciation and amortization...........   (695,976)    (677,839)
                                                              ---------    ---------
          Property, plant and equipment, net................    233,235      212,994
Other noncurrent assets.....................................      4,181        5,679
                                                              ---------    ---------
          Total assets......................................  $ 283,544    $ 254,025
                                                              =========    =========

                          LIABILITIES AND MEMBERS' EQUITY

Current liabilities
  Accounts payable, trade...................................  $   9,139    $   3,477
  Advances from affiliates..................................      4,357           --
  Gas imbalances............................................      8,446       23,105
  Current obligation under capital lease....................      1,073        1,073
  Regulatory reserve........................................      7,531        3,587
  Accrued expenses and other current liabilities............      9,416        1,704
                                                              ---------    ---------
          Total current liabilities.........................     39,962       32,946
Obligations under capital lease, less current portion.......      8,302        8,676
Deferred credits............................................      1,146           --
Long-term debt..............................................    157,000      122,000
Other noncurrent liabilities................................         69           41
Commitments and contingencies
Members' equity.............................................     77,065       90,362
                                                              ---------    ---------
          Total liabilities and members' equity.............  $ 283,544    $ 254,025
                                                              =========    =========

                            See accompanying notes.

                  DEEPWATER HOLDINGS, L.L.C. AND SUBSIDIARIES
                         (A LIMITED LIABILITY COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
                           THE PERIOD FROM INCEPTION
                   (SEPTEMBER 30, 1999) TO DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                2000      1999
                                                              --------   -------
Revenues
  Transportation services...................................  $ 62,327   $13,461
  Liquid transportation services and other..................     2,339     1,907
  Dehydration services......................................     2,456       493
                                                              --------   -------
                                                                67,122    15,861
                                                              --------   -------
Expenses
  Operations and maintenance................................    25,377     8,185
  Depreciation and amortization.............................    18,138     4,112
  Taxes, other than income taxes............................      (143)       51
  Other expenses............................................        45        --
                                                              --------   -------
                                                                43,417    12,348
                                                              --------   -------
Operating income............................................    23,705     3,513
Other income (expense)
  Interest income...........................................       532       104
  Interest expense and other financing costs................   (10,711)   (1,478)
                                                              --------   -------
Net income..................................................  $ 13,526   $ 2,139
                                                              ========   =======

                            See accompanying notes.

                  DEEPWATER HOLDINGS, L.L.C. AND SUBSIDIARIES
                         (A LIMITED LIABILITY COMPANY)

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
                           THE PERIOD FROM INCEPTION
                   (SEPTEMBER 30, 1999) TO DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                       EL PASO ENERGY
                                                         DEEPWATER,     ANR PIPELINE
                                                           L.L.C.         COMPANY          TOTAL
                                                       --------------   ------------   -------------
Initial capital contributions on September 30,
  1999...............................................     $ 83,698        $ 53,170       $136,868
Capital contributions................................          155              --            155
Distributions........................................      (24,400)        (24,400)       (48,800)
Net income...........................................          943           1,196          2,139
                                                          --------        --------       --------
Balance at December 31, 1999.........................       60,396          29,966         90,362
Capital contributions................................          277              --            277
Distributions........................................      (13,550)        (13,550)       (27,100)
Net income...........................................        6,252           7,274         13,526
                                                          --------        --------       --------
Balance at December 31, 2000.........................     $ 53,375        $ 23,690       $ 77,065
                                                          ========        ========       ========

                            See accompanying notes.

                  DEEPWATER HOLDINGS, L.L.C. AND SUBSIDIARIES
                         (A LIMITED LIABILITY COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
                           THE PERIOD FROM INCEPTION
                   (SEPTEMBER 30, 1999) TO DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                2000        1999
                                                              ---------   --------
Cash flows from operating activities
  Net income................................................  $  13,526   $  2,139
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation and amortization..........................     18,138      4,112
     Working capital changes:
       Accounts receivable, net.............................    (15,719)     6,112
       Gas imbalances, net..................................     (5,414)       (67)
       Other current assets.................................       (248)       708
       Other noncurrent assets..............................      1,498        199
       Accounts payable.....................................      5,662     (7,060)
       Gas imbalance cashout................................     (1,962)        --
       Regulatory reserve...................................      3,944      3,587
       Accrued expenses and other current liabilities.......      8,886        407
                                                              ---------   --------
          Net cash provided by operating activities.........     28,311     10,137
                                                              ---------   --------
Cash flows from investing activities
  Capital expenditures......................................    (38,379)    (3,679)
                                                              ---------   --------
          Net cash used in investing activities.............    (38,379)    (3,679)
                                                              ---------   --------
Cash flows from financing activities
  Proceeds from long-term debt..............................    157,000    122,000
  Retirement of long-term debt..............................   (122,000)   (75,267)
  Advances to affiliates....................................        223         --
  Advances from affiliates..................................      4,357         --
  Payment under capital lease obligation....................       (374)        --
  Capital contributions from members........................        277        156
  Distributions to members..................................    (27,100)   (48,800)
                                                              ---------   --------
          Net cash provided by (used in) financing
            activities......................................     12,383     (1,911)
                                                              ---------   --------
Increase in cash and cash equivalents.......................      2,315      4,547
  Cash and cash equivalents
     Beginning of period....................................      9,166      4,619
                                                              ---------   --------
     End of period..........................................  $  11,481   $  9,166
                                                              =========   ========
Supplemental cash flow information
  Cash paid during the year for interest....................  $   8,352   $    513
                                                              =========   ========
Noncash investing and financing activities
  Increase in property, plant and equipment recorded as a
     capital lease obligation...............................  $      --   $  9,748
                                                              =========   ========

                            See accompanying notes.

                  DEEPWATER HOLDINGS, L.L.C. AND SUBSIDIARIES
                         (A LIMITED LIABILITY COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND NATURE OF OPERATIONS

  Organization

     On September 30, 1999, El Paso Energy Partners Deepwater, L.L.C. and ANR Pipeline Company, or ANR, a subsidiary of The Coastal Corporation, formed us (Deepwater Holdings), a Delaware limited liability company, to reorganize their interests in the High Island Offshore System, or HIOS, U-T Offshore System, or UTOS, East Breaks System, or East Breaks, Stingray System, or Stingray, West Cameron dehydration facility, or West Cameron, and other related facilities, or collectively, the Operating Companies. El Paso Energy Partners Deepwater and ANR contributed into us, their respective ownership interests in the Operating Companies at their respective historical carrying values. In exchange for their contributions, El Paso Energy Partners Deepwater received a 59.66 percent membership interest and ANR received a 40.34 percent membership interest. El Paso Energy Partners Deepwater simultaneously sold a 9.66 percent membership interest in us to ANR to achieve a 50/50 ownership position.

     In January 2001, El Paso Corporation merged with The Coastal Corporation. Coastal is the parent company of ANR Pipeline Company. In connection with the merger, we sold our Stingray system and our West Cameron dehydration facility to Shell Gas Transmission, LLC and Enterprise Products Operating, LP. From this sale, we received cash of approximately $50 million and used the proceeds to pay down our credit facility. We also entered into an agreement to sell our interest in the UTOS pipeline system for approximately $4 million to be completed upon receipt of all necessary approvals, including final approval by the Federal Trade Commission, or FTC. The sale of UTOS is expected to close in April of 2001. The net carrying value of the assets sold or to be sold was approximately $70 million at December 31, 2000.

  Nature of Operations

     The following describes our Operating Companies as of December 31, 2000.

     High Island Offshore. HIOS is a natural gas transmission system consisting of 204 miles of pipeline, which includes three supply laterals that connect to a 42-inch diameter mainline. HIOS transports natural gas received from fields located in the Galveston, Garden Banks, West Cameron and East Breaks areas of the Gulf of Mexico to a junction platform owned by HIOS located in West Cameron Block 167. El Paso Energy Partners assumed operations of HIOS in June 2000, prior to that date ANR operated HIOS.

     U-T Offshore. UTOS is a natural gas transmission system consisting of 30 miles of 42-inch diameter pipeline extending from an interconnection with HIOS at West Cameron Block 167 to the Johnson Bayou processing facility, owned by UTOS. The Johnson Bayou production facility provides primarily natural gas and natural gas liquids separation and natural gas dehydration services for natural gas transported on HIOS and UTOS. El Paso Energy Partners assumed operations of UTOS in June 2000, prior to that date ANR operated UTOS. Under a FTC order, we agreed to sell our interest in UTOS. The sale is expected to close in April 2001.

     Stingray. Stingray is a natural gas gathering system consisting of (i) 361 miles of 6 to 36-inch diameter pipeline that transports natural gas from HIOS, West Cameron, East Cameron and Vermilion lease areas in the Gulf of Mexico to onshore transmission systems in Louisiana, (ii) 43 miles of 16 to 20-inch diameter pipeline connecting platforms and leases in the Garden Banks Block 191 and 72 areas to Stingray, and (iii) 13 miles of 16-inch diameter pipeline connecting El Paso Energy Partners' platform at East Cameron Block 373 to Stingray at East Cameron Block 338. El Paso Energy Partners began operating the Stingray system effective November 1, 1999. Under a FTC order, we sold our interest in Stingray in January 2001.

     West Cameron. The West Cameron dehydration facility is located at the northern terminus of the Stingray system. This onshore Louisiana facility provides dehydration services for natural gas transported on

                  DEEPWATER HOLDINGS, L.L.C. AND SUBSIDIARIES
                         (A LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the Stingray system. El Paso Energy Partners began operating West Cameron and related facilities effective November 1, 1999. Under a FTC order, we sold our interest in West Cameron in January 2001.

     East Breaks. East Breaks is a natural gas gathering system consisting of 85 miles of 18 to 20-inch diameter pipeline that connects HIOS to the Diana and Hoover fields being developed by subsidiaries of ExxonMobil and BP Amoco plc. Production from the Diana and Hoover properties has been committed to this system. East Breaks began operating in June 2000, and has the ability to expand its throughput capacity further, which would provide HIOS and UTOS with the ability to compete to gather and transport the substantial reserves associated with properties being, and expected to be, developed in these deepwater frontier regions.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of all wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions. Our consolidated financial statements for previous periods include reclassifications that were made to conform to the current year presentation. Those reclassifications have no impact on the reported net income or partners' capital.

  Cash and Cash Equivalents

     We consider short-term investments purchased with an original maturity of less than three months to be cash equivalents.

  Allowance for Doubtful Accounts

     We have established an allowance for losses on accounts which may become uncollectible. Collectibility is reviewed regularly and the allowance is adjusted as necessary, primarily under the specific identification method. The allowance was approximately $1.9 million and $1.6 million at December 31, 2000 and 1999.

  Property, Plant and Equipment

     Our regulated property, plant and equipment is subject to oversight by the Federal Energy Regulatory Commission, or FERC. The objectives of this regulation are to ensure the proper recovery of capital investments in rates. Such recovery is generally accomplished by allowing a return of that investment through inclusion of depreciation expense in the cost of service. Rates also allow for a return on the net unrecovered rate base. Specific procedures are prescribed by FERC to control capitalized costs, depreciation, and the disposal of assets. Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, specifically acknowledges the obligation of regulated companies to comply with regulated accounting procedures, even when they conflict with other generally accepted accounting principle pronouncements.

     Regulated property, plant and equipment is recorded at original cost of construction or, on acquisition, the cost to the first party committing the asset to utility service. Construction cost includes direct labor and materials, as well as indirect charges, such as overhead and an allowance for both debt and equity funds used during construction. Replacements or betterments of major units of property are capitalized, while replacement or additions of minor units of property are expensed.

     Depreciation for regulated property, plant and equipment is calculated using the composite method. Assets with similar economic characteristics are grouped. The depreciation rate prescribed in the rate settlement is applied to the gross investment for the group until net book value of the group is equal to the

                  DEEPWATER HOLDINGS, L.L.C. AND SUBSIDIARIES
                         (A LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

salvage value. Currently, depreciation rates vary from 0.90 percent to 2.65 percent, inclusive of a provision for negative salvage ranging from 0.20 percent to 0.35 percent. Depreciation rates are reevaluated in conjunction with the rate making process.

     When regulated property, plant and equipment is retired, due to abandonment or replacement, the original cost, plus the cost of retirement, less salvage, is charged to accumulated depreciation and amortization. No gain or loss is recognized unless an entire operating unit, as defined by FERC, has been retired. Gains or losses on dispositions of operating units are included in income.

     The cost of our non-regulated property, plant and equipment is based on the original cost of construction or, on acquisition, the fair value of the assets acquired. Construction costs include all direct costs of the project, as well as indirect charges including capitalized interest costs on debt. Depreciation on these properties is provided using the straight-line method which, in the opinion of management, is adequate to allocate the cost of properties over their estimated useful lives. Non-regulated properties have expected useful lives of 30 years for the gathering pipelines and 44 years for platforms and related facilities. Retirements, sales and disposals of assets are recorded by eliminating the related costs and accumulated depreciation and amortization of the disposed assets with any resulting gain or loss reflected in income.

     Leased property, plant and equipment are capitalized, as appropriate, and the present value of the related lease payments are recorded as a liability. Amortization of capitalized leased assets are computed on a straight-line method over the term of the lease and recorded as a component of depreciation expense.

     The purchase price associated with El Paso Energy Partners' and ANR's original acquisition of the Operating Companies in excess of their net book value was approximately $98 million at September 30, 1999 and has been assigned to property, plant and equipment. This excess purchase price is being amortized on a straight-line basis over a thirty-year period. As of December 31, 2000 and 1999, the accumulated amortization was approximately $4.0 million and $0.8 million.

     We evaluate impairment of our regulated and non-regulated property and equipment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Gas Imbalances

     Gas transportation imbalance receivables and payables reflect natural gas volumes owed to Stingray, HIOS or UTOS, or collectively the Regulated Pipelines, or to their customers and are valued at an average monthly index price of $5.28 for Stingray for the month ended December 31, 2000, and $2.295 for the month ended December 31, 1999. Imbalances are settled in kind through a fuel gas and unaccounted for gas tracking mechanism, negotiated cash-outs between parties, or are subject to a cash-out procedure included in the respective regulated pipelines' tariffs. The gas imbalance cashout asset and liability reflect either cash paid or received by the regulated pipelines' pursuant to their tariff and due from or to others under various operational balancing agreements.

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

                  DEEPWATER HOLDINGS, L.L.C. AND SUBSIDIARIES
                         (A LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Fair Value of Financial Instruments

     The estimated fair values of all financial instruments approximate their carrying amounts in the accompanying balance sheet.

  Revenue Recognition

     Revenue from pipeline transportation of hydrocarbons is recognized upon receipt of the hydrocarbons into the pipeline systems. Revenue from dehydration services are recorded on the accrual basis, including an estimate for natural gas dehydrated but unbilled at the end of each accounting period.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that rebate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated.

  Income Taxes

     We and our subsidiaries are not taxable entities. However, the taxable income or loss resulting from our operations will ultimately be included in the federal and state income tax returns of our members.

  Management's Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the related reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include those regarding: (i) FERC regulations,
(ii) estimated useful lives of depreciable assets and (iii) potential abandonment, dismantlement, restoration and environmental liabilities. Actual results could differ from those estimates. Management believes that its estimates are reasonable.

  Recent Pronouncements

     In June of 1998, the Financial Accounting Standards Board, (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133 and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It will require that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with corresponding offset to income or other comprehensive income depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We have adopted SFAS No. 133 beginning January 1, 2001, and have determined there is no impact on us at this time. However, if we enter into any derivative contracts, these transactions may have an impact on our financial statements.

                  DEEPWATER HOLDINGS, L.L.C. AND SUBSIDIARIES
                         (A LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

     Our property, plant and equipment consists of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Property, plant and equipment, at cost
  Pipelines and equipment...................................  $ 919,193   $ 829,680
  Pipelines under construction..............................        240      51,375
  Pipeline under capital lease..............................      9,778       9,778
                                                              ---------   ---------
                                                                929,211     890,833
  Less accumulated depreciation and amortization............   (695,976)   (677,839)
                                                              ---------   ---------
  Property, plant and equipment, net........................  $ 233,235   $ 212,994
                                                              =========   =========

     Accumulated amortization of assets under capital lease was approximately $260 thousand at December 31, 2000 and $22 thousand at December 31, 1999.

NOTE 4 -- REGULATORY MATTERS

  Regulatory Environment

     The FERC has jurisdiction under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 over the regulated pipelines with respect to transportation of natural gas, rates and charges, construction of new facilities, extension or abandonment of service and facilities, accounts and records, depreciation and amortization policies and other matters.

  Rate Cases

     On December 1, 1998, Stingray filed a rate case with the FERC (Docket No. RP99-166) which reflected a proposed annual revenue increase of $3.5 million. The timing of the rate case filing was in accordance with the requirements of Stingray's previous rate case settlement in Docket No. RP94-301. The FERC issued an order on December 30, 1998 which suspended the rates to be effective, subject to refund, until June 1, 1999. As of December 31, 2000 and 1999, Stingray has recorded a reserve of approximately $7.5 million and $3.6 million, respectively, for rates subject to refund. Major issues in the rate case included throughput levels used in the design of rates, levels of depreciation rates, return on investment and the overall cost of service, which included a management fee. Settlement discussions with parties to the rate case are underway. This matter is currently pending the Administrative Law Judge's initial decision with regard to the hearing held in December 1999.

     On September 18, 1995, by letter order, the FERC approved the settlement of HIOS' and UTOS' rate filings (Docket No. RP94-162 and RP94-161, respectively) which required that HIOS and UTOS file a new rate case within three years. On October 8, 1998, the FERC granted a request for an extension of time for the filing of their next general rate case until January 1, 2003. Costs incurred in connection with the extension of the rate case settlement have been deferred and are being amortized on a straight-line basis through the period ending December 31, 2002.

NOTE 5 -- INDEBTEDNESS

     We are a party to credit agreements under which we have outstanding obligations that may restrict our ability to pay distributions to our respective owners.

                  DEEPWATER HOLDINGS, L.L.C. AND SUBSIDIARIES
                         (A LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     We have a revolving credit facility with a syndicate of commercial banks to provide up to $175 million of available credit, subject to incurrence limitations. At our election, interest under our credit facility is determined by reference to the reserve-adjusted London interbank offer rate, the prime rate or the 90-day average certificate of deposit. As of December 31, 2000, we had $157 million outstanding under our credit facility bearing interest at approximately 8.15% per year, and as of December 31, 1999, we had $122 million outstanding under our credit facility bearing interest at approximately 7.27% per year. A commitment fee is charged on the unused and available to be borrowed portion of our credit facility. This fee was 0.475 percent per year at December 31, 2000 and 1999. Amounts advanced under our credit facility were used to finance capital expenditures, including the construction of East Breaks, the repayment of the Stingray credit facility and the $40 million distribution in 1999 to our members. Amounts remaining under our credit facility are available to us for general corporate purposes, including financing capital expenditures and for working capital. Our credit facility can also be utilized to issue letters of credit as may be required from time to time; however, no letters of credit are currently outstanding. The Credit Facility matures in February 2004; is guaranteed by us and is collateralized by substantially all of our assets.

     Interest and other financing costs totaled approximately $9.6 million at the year ended December 31, 2000 and $1.3 million for the period from inception (September 30, 1999) to December 31, 1999 net of capitalized interest of $2.5 million and $0.8 million, respectively. As of December 31, 2000 and 1999, the unamortized portion of debt issue costs totaled $0.6 million and $0.7 million, respectively.

NOTE 6 -- CAPITAL LEASE

     Stingray leases a 36-inch pipeline from Natural Gas Pipeline Company, or NGPL, that connects the Stingray pipeline system to onshore Louisiana. In June 1999, Stingray extended its lease agreement with NGPL for an additional 14 years beginning December 1, 1999 through November 30, 2013, with an option to purchase the asset at the expiration of the lease. Stingray has accounted for this lease as a capital lease. Rental payments are based on NGPL's regulatory costs of service associated with the leased assets. Contingent rentals are paid based on the natural gas volumes transported through the leased assets. Rent expense totaled $1.1 million, including contingent rentals of approximately $49 thousand and $92 thousand for the year ended December 31, 2000 and the period from inception (September 30, 1999) to December 31, 1999, respectively. The present value of Stingray's lease payments under the capital lease are recorded as other current and noncurrent liabilities in the accompanying consolidated balance sheet.

     Future minimum lease payments under capital leases are as follows:

YEAR ENDED DECEMBER 31,
- -----------------------                                        (IN THOUSANDS)
2001........................................................      $ 1,073
2002........................................................        1,073
2003........................................................        1,073
2004........................................................        1,073
2005........................................................        1,073
Thereafter..................................................        8,583
                                                                  -------
Total minimum lease payments................................       13,948
Less amount representing interest...........................       (4,573)
                                                                  -------
Present value of net minimum lease payments, including
  current maturities of $1,073..............................      $ 9,375
                                                                  =======

                  DEEPWATER HOLDINGS, L.L.C. AND SUBSIDIARIES
                         (A LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- RELATED PARTY TRANSACTIONS

     Transportation and dehydration revenues derived from affiliated companies were $2.3 million for the year ended December 31, 2000 and $1.5 million for the period from inception (September 30, 1999) to December 31, 1999. In addition several of the operating companies have entered into operations agreements with affiliates for various operational, financial, accounting and administrative services. Total fees billed to the operating companies under these agreements were $20.3 million for the year ended December 31, 2000 and $5.6 million for the period from inception (September 30, 1999) to December 31, 1999.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

     We are party to a credit agreement under which we may be restricted from paying distributions to our members.

     We are involved from time to time in various claims, actions, lawsuits, and regulatory matters that have arisen in the ordinary course of business, including various rate cases and other proceedings before the FERC.

     We, along with several subsidiaries of El Paso, have been named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, the complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming.)

     We have also been named a defendant in an action styled Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants have mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint, once transferred to the same court handling the Grynberg complaint, has been sent back to the Kansas State Court for further proceedings.

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

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                              Financial Statements
                            As of December 31, 2000
                         Together With Auditors' Report

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of
Poseidon Oil Pipeline Company, L.L.C.:

     We have audited the accompanying balance sheets of Poseidon Oil Pipeline Company, L.L.C. (a Delaware limited liability company), as of December 31, 2000 and 1999, and the related statements of income, members' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poseidon Oil Pipeline Company, L.L.C., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Houston, Texas
March 16, 2001

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                  BALANCE SHEETS -- DECEMBER 31, 2000 AND 1999

                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $   2,532,264   $  2,052,631
  Crude oil receivables-
     Related parties........................................     53,291,170     58,360,962
     Other..................................................     66,916,843    110,674,707
  Construction advances to operator.........................             --          4,452
  Materials, supplies and other.............................      3,619,508        626,961
                                                              -------------   ------------
          Total current assets..............................    126,359,785    171,719,713
DEBT RESERVE FUND (Notes 2 and 4)...........................      6,239,109      4,783,461
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation (Note 3).....................................    231,756,592    239,187,586
                                                              -------------   ------------
          Total assets......................................  $ 364,355,486   $415,690,760
                                                              =============   ============

                             LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable-
     Related parties........................................  $   2,071,571   $    565,586
     Other..................................................      7,586,954      5,647,090
  Crude oil payables-
     Related parties........................................     50,210,479     51,743,958
     Other..................................................     54,907,404    101,309,853
  Other.....................................................             --         92,919
  Current maturities of long-term debt (Note 4).............    150,000,000             --
                                                              -------------   ------------
          Total current liabilities.........................    264,776,408    159,359,406
COMMITMENTS AND CONTINGENCIES (Note 7)......................      1,296,762        322,242
LONG-TERM DEBT (Note 4).....................................             --    150,000,000
MEMBERS' EQUITY (Note 1):
  Capital contributions.....................................    118,899,320    107,999,320
  Capital distributions.....................................   (124,818,654)   (87,230,323)
  Retained earnings.........................................    104,201,650     85,240,115
                                                              -------------   ------------
          Total members' equity.............................     98,282,316    106,009,112
                                                              -------------   ------------
          Total liabilities and members' equity.............  $ 364,355,486   $415,690,760
                                                              =============   ============

   The accompanying notes are an integral part of these financial statements.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                     2000              1999             1998
                                                ---------------   ---------------   ------------
CRUDE OIL SALES...............................  $ 1,467,059,427   $ 1,108,446,271   $370,431,640
CRUDE OIL PURCHASES...........................   (1,400,928,376)   (1,034,329,971)  (325,909,477)
                                                ---------------   ---------------   ------------
     Net sales margin.........................       66,131,051        74,116,300     44,522,163
                                                ---------------   ---------------   ------------
OPERATING COSTS:
  Transportation costs........................        1,793,324         3,451,676      1,636,162
  Operating expenses..........................        5,459,827         4,509,621      3,127,134
  Repair expenses (Note 3)....................       18,117,902                --             --
  Depreciation................................       10,754,293         6,171,803      8,846,395
                                                ---------------   ---------------   ------------
          Total operating costs...............       36,125,346        14,133,100     13,609,691
                                                ---------------   ---------------   ------------
OPERATING INCOME..............................       30,005,705        59,983,200     30,912,472
OTHER INCOME (EXPENSE):
  Interest income.............................          639,224           403,507        290,745
  Interest expense............................      (11,683,394)       (9,133,367)    (8,671,250)
                                                ---------------   ---------------   ------------
NET INCOME....................................  $    18,961,535   $    51,253,340   $ 22,531,967
                                                ===============   ===============   ============

   The accompanying notes are an integral part of these financial statements.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                         STATEMENTS OF MEMBERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                      POSEIDON
                                    MARATHON OIL      PIPELINE            EQUILON
                                      COMPANY      COMPANY, L.L.C.   ENTERPRISES L.L.C.
                                       (28%)            (36%)              (36%)             TOTAL
                                    ------------   ---------------   ------------------   ------------
BALANCE, December 31, 1997........  $ 28,407,346    $ 36,523,731        $ 36,523,731      $101,454,808
  Net income......................     6,308,951       8,111,508           8,111,508        22,531,967
  Cash distributions..............    (5,236,000)     (6,732,000)         (6,732,000)      (18,700,000)
                                    ------------    ------------        ------------      ------------
BALANCE, December 31, 1998........    29,480,297      37,903,239          37,903,239       105,286,775
  Net income......................    14,350,936      18,451,202          18,451,202        51,253,340
  Cash distributions..............   (14,148,681)    (18,191,161)        (18,191,161)      (50,531,003)
                                    ------------    ------------        ------------      ------------
BALANCE, December 31, 1999........    29,682,552      38,163,280          38,163,280       106,009,112
  Net income......................     5,309,229       6,826,153           6,826,153        18,961,535
  Cash contributions..............     3,052,000       3,924,000           3,924,000        10,900,000
  Cash distributions..............   (10,524,733)    (13,531,799)        (13,531,799)      (37,588,331)
                                    ------------    ------------        ------------      ------------
BALANCE, December 31, 2000........  $ 27,519,048    $ 35,381,634        $ 35,381,634      $ 98,282,316
                                    ============    ============        ============      ============

   The accompanying notes are an integral part of these financial statements.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                           2000           1999            1998
                                                       ------------   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................  $ 18,961,535   $  51,253,340   $ 22,531,967
  Adjustments to reconcile net income to net cash
     provided by operating activities-
       Depreciation..................................    10,754,293       6,171,803      8,846,395
       Changes in operating assets and liabilities-
          Crude oil receivables......................    48,827,656    (128,639,893)   (11,350,080)
          Materials, supplies and other..............    (2,992,547)        395,489         23,487
          Accounts payable...........................     3,445,849        (898,322)    (1,007,689)
          Contingent revenue.........................       974,520         322,242             --
          Crude oil payables.........................   (47,935,928)    120,628,777      4,750,982
          Other current liabilities..................       (92,919)       (504,671)       526,668
                                                       ------------   -------------   ------------
          Net cash provided by operating
            activities...............................    31,942,459      48,728,765     24,321,730
                                                       ------------   -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................    (3,323,299)    (16,606,479)   (15,261,547)
  Construction advances to operator, net.............         4,452       1,230,015     (1,234,467)
                                                       ------------   -------------   ------------
          Net cash used in investing activities......    (3,318,847)    (15,376,464)   (16,496,014)
                                                       ------------   -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt.....................            --      20,000,000     32,000,000
  Repayments of long-term debt.......................            --      (1,000,000)   (21,500,000)
  Cash contributions.................................    10,900,000              --             --
  Cash distributions.................................   (37,588,331)    (50,531,003)   (18,700,000)
  Increase in debt reserve fund......................    (1,455,648)       (454,207)      (611,627)
                                                       ------------   -------------   ------------
          Net cash used in financing activities......   (28,143,979)    (31,985,210)    (8,811,627)
                                                       ------------   -------------   ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....       479,633       1,367,091       (985,911)
CASH AND CASH EQUIVALENTS, beginning of year.........     2,052,631         685,540      1,671,451
                                                       ------------   -------------   ------------
CASH AND CASH EQUIVALENTS, end of year...............  $  2,532,264   $   2,052,631   $    685,540
                                                       ============   =============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest, net of amounts
       capitalized...................................  $ 11,683,394   $   8,729,860   $  8,596,583
                                                       ============   =============   ============

   The accompanying notes are an integral part of these financial statements.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

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

     Effective January 1, 1998, Shell Oil Company and Texaco Inc. (Texaco) formed Equilon Enterprises L.L.C. (Equilon). Equilon is a joint venture which combines both companies' western and midwestern U.S. refining and marketing businesses and both companies' nationwide trading, transportation and lubricants businesses. Under the formation agreement, Shell Oil Company and Texaco assigned, or caused to be assigned, the economic benefits and obligations of certain regulated and unregulated pipeline assets, including TTTI's beneficial interest in the Company. As a result of the joint venture, Equilon became operator of the Company on January 1, 1998.

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

     The Company is in the business of transporting crude oil in the Gulf of Mexico in accordance with various purchase and sale contracts with producers served by the pipeline. The Company buys crude oil at various points along the pipeline and resells the crude oil at a destination point in accordance with each individual contract. Net sales margin is earned based upon the differential between the sale price and purchase price. Differences between purchased and sold volumes in any period are recorded as changes in line-fill, which is a component of property, plant and equipment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Accounting

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

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

  Debt Reserve Fund

     In connection with the Company's revolving credit facility (see Note 4), the Company is required to maintain a debt reserve account as security on the outstanding balance. At December 31, 2000, the balance in the account totaled approximately $6,239,000 and was comprised of funds earning interest at a money market rate.

  Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, short-term receivables, payables and long-term debt. The carrying values of cash and cash equivalents, short-term receivables and payables approximate fair value. The fair value for long-term debt is estimated based on current rates available for similar debt with similar maturities and securities and, at December 31, 2000, approximates the carrying value.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

3. PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consisted of the following at December 31, 2000 and 1999:

                                                               2000           1999
                                                           ------------   ------------
Rights-of-way............................................  $  3,218,788   $  3,218,788
Line-fill................................................    11,395,022     11,350,466
Line pipe, line pipe fittings and pipeline
  construction...........................................   222,961,355    222,380,927
Pumping and station equipment............................    27,793,687     22,011,496
Office furniture, vehicles and other equipment...........       210,553        202,035
Construction work in progress............................       581,770      3,681,556
                                                           ------------   ------------
                                                            266,161,175    262,845,268
Less- Accumulated depreciation...........................   (34,404,583)   (23,657,682)
                                                           ------------   ------------
                                                           $231,756,592   $239,187,586
                                                           ============   ============

     In January 2000, an anchor from a semisubmersible drilling unit of Transocean 96 (Transocean) allegedly ruptured the Company's 24-inch crude oil pipeline. The cost of $18.1 million to repair the pipeline and clean up the released crude has been charged to repair expenses. The Company has filed a lawsuit against Transocean to recover these costs.

     Management evaluates the carrying value of the pipeline in accordance with the guidelines presented under Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Management believes no impairment of assets exists as of December 31, 2000.

     During 2000 and 1999, the Company did not capitalize interest cost into property, plant and equipment.

4. DEBT:

     The Company maintains a $150,000,000 revolving credit facility with a group of banks. The outstanding balance at December 31, 2000, was $150,000,000. Under the terms of the related credit agreement, the Company has the option to either draw or renew amounts at various maturities ranging from one to 12 months if a Eurodollar interest rate arrangement is selected (7.81 percent at December 31, 2000). These borrowings can then be renewed assuming no event of default exists. Alternatively, the Company may elect to borrow under a base interest rate arrangement, calculated in accordance with the credit agreement.

     The revolving credit facility matures on April 30, 2001. The Company is negotiating with a group of banks to refinance its revolving credit facility. Management is confident that the entire balance will be refinanced to extend the maturity date beyond January 1, 2002.

     At December 31, 2000, the entire outstanding balance had been borrowed under the Eurodollar alternative, and it is the Company's intent to extend repayment beyond one year, thus the entire balance has been classified as long-term.

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

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

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

6. TRANSACTIONS WITH RELATED PARTIES:

     The Company derives a significant portion of its net revenue from its members and other related parties. The Company generated approximately $29,996,600, $40,782,000 and $37,688,000 in affiliated net sales for 2000, 1999 and 1998, respectively.

     The Company paid to Equilon approximately $1,076,000, $1,203,000 and $558,000 in 2000, 1999 and 1998, respectively, for management, administrative and general overhead. In 2000, 1999 and 1998, the Company paid construction management fees of $-, $- and $2,134,000, respectively, to Equilon in connection with the completion of Phase II and Phase III. During 2000, the Company paid Equilon an additional management fee of approximately $1,710,000 associated with the repair of the pipeline.

7. COMMITMENTS AND CONTINGENCIES:

     In the normal course of business, the Company is involved in various legal actions arising from its operations. In the opinion of management, the outcome of these legal actions will not have a significant adverse effect on the financial position or results of operations of the Company.

     In February 1998, Poseidon entered into an oil purchase and sale agreement with Pennzoil Exploration and Production (Pennzoil). The agreement provides that if Pennzoil delivers at least 7.5 million barrels by September 2002, Poseidon will refund $.51 per barrel for all barrels delivered plus interest at 8 percent. Based on barrels delivered, the Company has accrued a potential refund of contingent revenues of $1,296,762 at December 31, 2000.

8. SUBSEQUENT EVENT (UNAUDITED):

     Effective January 1, 2001, Manta Ray Gathering Company, L.L.C., a subsidiary of El Paso Energy Partners, L.P., became the operator of the Company.

                            NEPTUNE PIPELINE COMPANY
                         (A LIMITED LIABILITY COMPANY)

                       CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Members of Neptune Pipeline Company, L.L.C.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income, of members' capital and of cash flows present fairly, in all material respects, the financial position of Neptune Pipeline Company, L.L.C. (the Company) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS

Houston, Texas
March 29, 2001

                        NEPTUNE PIPELINE COMPANY, L.L.C.

                           CONSOLIDATED BALANCE SHEET
                        AS OF DECEMBER 31, 2000 AND 1999

                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS

Current assets
  Cash and cash equivalents.................................  $  1,026,289   $  2,891,072
  Transportation receivable.................................     2,069,894      2,436,194
  Owing from related parties................................     1,067,346      2,265,383
  Other assets..............................................       384,478        260,052
                                                              ------------   ------------
          Total current assets..............................     4,548,007      7,852,701
Pipelines and equipment.....................................   281,507,487    268,055,626
  Less: accumulated depreciation............................    33,770,593     22,891,850
                                                              ------------   ------------
                                                               247,736,894    245,163,776
                                                              ------------   ------------
          Total assets......................................  $252,284,901   $253,016,477
                                                              ============   ============

                             LIABILITIES AND MEMBERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities..................  $  1,302,691   $    402,923
  Owing to related parties..................................       372,216      4,419,136
  Deferred income...........................................        37,742         25,000
                                                              ------------   ------------
          Total current liabilities.........................     1,712,649      4,847,059
Commitments and contingencies
Minority interest...........................................     2,287,775      1,996,843
Members' equity.............................................   248,284,477    246,172,575
                                                              ------------   ------------
          Total liabilities and members' equity.............  $252,284,901   $253,016,477
                                                              ============   ============

        The accompanying notes are an integral part of these statements.

                        NEPTUNE PIPELINE COMPANY, L.L.C.

                        CONSOLIDATED STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                 2000          1999
                                                              -----------   -----------
Operating revenue
  Transportation revenue....................................  $26,435,457   $26,620,248
  Other gas revenue, net....................................    1,925,373     1,837,584
                                                              -----------   -----------
          Total revenues....................................   28,360,830    28,457,832
Operating expenses
  Operating and maintenance.................................    3,310,779     3,362,429
  Administrative and general................................    1,525,075     1,398,209
  Depreciation and amortization.............................   11,041,020    10,721,566
  Property taxes............................................      426,300       348,800
                                                              -----------   -----------
          Total operating expenses..........................   16,303,174    15,831,004
Net operating income........................................   12,057,656    12,626,828
Other income (expense)
  Other expense.............................................      (50,000)     (100,000)
  Interest income...........................................      285,614       262,252
                                                              -----------   -----------
          Total other income, net...........................      235,614       162,252
Net income before minority interest.........................   12,293,270    12,789,080
  Minority interest in income of subsidiaries...............      123,293       128,059
                                                              -----------   -----------
Net income..................................................  $12,169,977   $12,661,021
                                                              ===========   ===========

        The accompanying notes are an integral part of these statements.

                        NEPTUNE PIPELINE COMPANY, L.L.C.

                         STATEMENT OF MEMBERS' CAPITAL
                        AS OF DECEMBER 31, 2000 AND 1999

                                          SHELL GAS
                                      TRANSMISSION LLC/   MARATHON GAS    SAILFISH
                                       SHELL SEAHORSE     TRANSMISSION    PIPELINE
                                           COMPANY            INC.       COMPANY LLC      TOTAL
                                      -----------------   ------------   -----------   ------------
Capital account balances at December
  31, 1998..........................    $125,604,275      $60,501,768    $65,613,337   $251,719,380
Members' contributions..............       2,400,643        1,168,151     1,232,491       4,801,285
Net income..........................       6,394,682        3,111,652     3,154,687      12,661,021
Distributions.......................     (11,504,560)      (5,598,117)   (5,906,434)    (23,009,111)
                                        ------------      -----------    -----------   ------------
Capital account balances at December
  31, 1999..........................    $122,895,040      $59,183,454    $64,094,081   $246,172,575
Members' contributions..............       8,437,755        4,037,936     4,260,330      16,736,021
Net income..........................       6,084,988        2,960,956     3,124,033      12,169,977
Distributions.......................     (13,397,045)      (6,519,005)   (6,878,046)    (26,794,096)
                                        ------------      -----------    -----------   ------------
Capital account balances at December
  31, 2000..........................    $124,020,738      $59,663,341    $64,600,398   $248,284,477
                                        ============      ===========    ===========   ============

        The accompanying notes are an integral part of these statements.

                        NEPTUNE PIPELINE COMPANY, L.L.C.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                  2000           1999
                                                              ------------   ------------
Cash flows from operating activities
Net income..................................................  $ 12,169,977   $ 12,661,021
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    11,041,020     10,721,566
  Minority interest in income of subsidiaries...............       123,293        128,059
Changes in working capital:
  Transportation receivables................................       366,300     (1,156,789)
  Owing from related parties................................     1,198,037        615,281
  Other assets..............................................      (286,703)       (29,589)
  Accounts payable and accrued liabilities..................       899,768       (561,838)
  Owing to related parties..................................       (28,956)    (4,569,270)
  Deferred income...........................................        12,742         25,000
                                                              ------------   ------------
          Net cash provided by operating activities.........    25,495,478     17,833,441
Cash flows from investing activities
  Capital expenditures......................................   (17,469,826)    (2,777,039)
  Proceeds from property sales and salvage..................                       29,830
                                                              ------------   ------------
          Net cash used for investing activities............   (17,469,826)    (2,747,209)
Cash flows from financing activities
  Members' contributed capital..............................    16,736,021      4,801,285
  Minority interest contributed capital.....................       167,640         (4,175)
  Distributions.............................................   (26,794,096)   (23,009,111)
                                                              ------------   ------------
          Net cash used for financing activities............    (9,890,435)   (18,212,001)
                                                              ------------   ------------
Decrease in cash and cash equivalents.......................  $ (1,864,783)  $ (3,125,769)
                                                              ============   ============
Reconciliation of beginning and ending balances
  Cash and cash equivalents -- beginning of year............  $  2,891,072      6,016,841
  Decrease in cash and cash equivalents.....................    (1,864,783)    (3,125,769)
                                                              ------------   ------------
Cash and cash equivalents -- end of year....................  $  1,026,289   $  2,891,072
                                                              ============   ============

        The accompanying notes are an integral part of these statements.

                        NEPTUNE PIPELINE COMPANY, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

1. ORGANIZATION AND CONTROL

     Neptune Pipeline Company, L.L.C. (Neptune) owns a 99% member interest in Manta Ray Offshore Gathering Company, L.L.C. (Manta Ray) and Nautilus Pipeline Company, L.L.C. (Nautilus). Neptune is owned as follows: Shell Gas Transmission, LLC (Shell), formerly Tejas Offshore Pipeline, LLC (Tejas), an affiliate of Shell Oil Company, owns a 49.9% member interest; Shell Seahorse Company (Shell Seahorse), an affiliate of Shell Oil Company, owns a 0.1% member interest; Marathon Gas Transmission Inc. (Marathon) owns a 24.33% member interest; Sailfish Pipeline Company, L.L.C. (Sailfish) owns a 25.67% member interest.

     Agreements between the member companies address the allocation of income and capital contributions and distributions amongst the respective members' capital accounts. As a result of these agreements, the ratio of members' equity accounts per the Statement of Members' Capital differs from the members' ownership interests in Neptune.

     Neptune was formed to acquire, construct, own and operate through Manta Ray and Nautilus, the Manta Ray System and the Nautilus System and any other natural gas pipeline systems approved by the members. As of December 31, 2000 the Manta Ray System and the Nautilus System are the only pipelines owned by Manta Ray and Nautilus, respectively.

     The formation of Manta Ray was accomplished through cash and fixed assets contributions from the member companies. Fixed asset contributions, which accounted for approximately 50% of all contributions, consisted of the Manta Ray System and various compressor equipment (contributed by Sailfish) and the Boxer-Bullwinkle System (contributed by Shell Seahorse). Because both cash and fixed assets were contributed, the Manta Ray System and related compressor equipment and the Boxer-Bullwinkle System were recorded at 64,342,716, which represented their fair value on the date of contribution.

     The Manta Ray System consists of a 169-mile gathering system located in the South Timbalier and Ship Shoal areas of the Gulf of Mexico. An additional segment, 47 miles of 24 inch pipeline and associated facilities, extending from Green Canyon Block 65, offshore Louisiana, to Ship Shoal Block 207, offshore Louisiana, was constructed during 1997 and first provided natural gas transportation service on December 15, 1997. As of December 2000, 21 miles of 20-inch pipeline called the Hickory pipeline was added to the system, connecting from the GI116 platform to the ST292 platform.

     The Nautilus System consists of a 30-inch natural gas pipeline and appurtenant facilities extending approximately 101 miles from Ship Shoal Block 207, offshore Louisiana, to six delivery point interconnects near the outlet of Exxon Mobil Corporation's Garden City Gas Processing Plant in St. Mary Parish, Louisiana. The System was constructed during 1997 and first provided natural gas transportation service on December 15, 1997.

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

                        NEPTUNE PIPELINE COMPANY L.L.C.

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

  Pipelines and Equipment

     Newly constructed pipelines are recorded at cost when originally devoted to service. Regulated pipelines and equipment includes an Allowance for Funds Used During Construction (AFUDC). The rates used in the calculation of AFUDC are determined in accordance with guidelines established by the FERC. The Manta Ray pipeline and related facilities are depreciated on a straight-line basis over their estimated useful life of 30 years, while the Nautilus pipeline and related facilities are depreciated on a straight-line basis over their estimated useful life of 20 years. Maintenance and repair costs are expensed as incurred while additions, improvements and replacements are capitalized.

  Income Taxes

     Neptune is treated as a tax partnership under the provisions of the Internal Revenue Code. Accordingly, the accompanying financial statements do not reflect a provision for income taxes since Neptune's results of operations and related credits and deductions will be passed through to and taken into account by its members in computing their respective tax liabilities.

  Impairment of Long-Lived Assets

     Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires recognition of impairment losses on long-lived assets if the carrying amount of such assets, grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other assets, exceeds the estimated undiscounted future cash flows of such assets. Measurement of any impairment loss is based on the fair value of the asset. At December 31, 2000 and 1999 there were no impairments.

REVENUE RECOGNITION

     Revenue from Manta Ray's and Nautilus' transportation of natural gas is recognized upon receipt of natural gas into the pipeline systems.

     In the course of providing transportation services to customers, Nautilus and Manta Ray may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. These transactions result in imbalances that are settled in cash on a monthly basis. In addition, certain imbalances may occur with interconnecting facilities when the Companies deliver more or less than what is nominated (scheduled). The settlement of these imbalances is governed by Operational Balancing Agreements (OBA). Certain OBAs stipulate that settlement will occur through delivery of physical quantities in subsequent months. The Companies record the net of all imbalances as Transportation Revenue or Other Revenue and carry the net position for each counterparty, as a payable or a receivable, as appropriate.

                        NEPTUNE PIPELINE COMPANY L.L.C.

Fair Value of Financial Instruments

     The reported amounts of financial instruments such as cash and cash equivalents, receivables and current liabilities approximate fair value because of their maturities.

Use of Estimates and Significant Risks

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the disclosure or contingent assets and liabilities at the date of the financial statements and the related reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions include those made in areas of FERC regulations, fair value of financial instruments, future cash flows associated with assets, useful lives for depreciation and potential environmental liabilities. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

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

3. RELATED PARTY TRANSACTIONS

  Construction Management Agreement

     Substantially all construction on the Nautilus and Manta Ray Systems has been performed under Construction Management Agreements with affiliates. On March 26, 1999, Manta Ray entered into a Construction Management Agreement with Shell under which Shell agreed to construct the Grand Isle 116 Lateral Facility. As of December 31, 2000 and 1999, Manta Ray had incurred costs of $16,323,968 and $4,396,792, respectively, under this agreement. On September 1, 1999, Manta Ray entered into a Construction Management Agreement with Manta Ray Gathering Company, L.L.C. (Manta Ray Gathering), a subsidiary of El Paso Energy Partners, L.P., under which Manta Ray Gathering agreed to construct the ST292 Hickory Facilities. As of December 31, 2000 and 1999, Manta Ray had incurred costs of $989,662 and $25,000, respectively, under this agreement. At December 31, 2000 and 1999, $151,374 and $4,204,304, respectively, were recorded as liabilities to affiliates, relating to these agreements.

  Transportation Services

     During 2000 and 1999, $14,404,701 and $17,681,454, respectively, of
Neptune's transportation revenues were derived from related parties. All transactions were at negotiated rates or rates pursuant to the existing FERC tariff. At December 31, 2000 and 1999 respectively, Neptune had affiliate receivables of $1,067,346 and $2,265,383 relating to transportation and gas imbalances.

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

                        NEPTUNE PIPELINE COMPANY L.L.C.

     Effective January 17, 1997 and subsequently amended and restated on April 1, 2000, Manta Ray entered into an agreement to lease usage of offshore platform space located at Ship Shoal Block 332 and South Timbalier Block 292 from Manta Ray Gathering. The term of the lease is for the life of the platform subject to certain early termination conditions. Total expenses incurred under the agreement were $150,000 annually at the Ship Shoal Block 332 platform and $50,000 annually at the South Timbalier Block 292 platform.

  Operating and Administrative Expense

     Since the Companies have no employees, operating, maintenance and general and administrative services are provided to the Companies under service agreements with Manta Ray Gathering, Marathon, and Shell, all of which are affiliates of the Companies. Substantially all operating and administrative expenses were incurred through services provided under these agreements. At December 31, 2000 and 1999, respectively, Neptune had affiliate payables of $220,842 and $214,832, relating to these agreements.

4. PIPELINES AND EQUIPMENT

     Pipelines and equipment at December 31, 2000 and 1999 was comprised of the following (in thousands):

                                                                2000        1999
                                                              --------    --------
Pipelines and equipment.....................................  $273,198    $256,014
Land........................................................     1,077       1,077
AFUDC.......................................................     6,430       6,430
Construction in progress....................................       802       4,535
                                                              --------    --------
          Subtotal..........................................   281,507     268,056
Accumulated depreciation....................................    33,770      22,892
                                                              --------    --------
          Total.............................................  $247,737    $245,164
                                                              ========    ========

     At December 31, 2000 and 1999, construction in progress included $186,339 and $4,204,304, respectively, of accrued liabilities.

     During 1998, Nautilus entered into interconnection agreements with certain other parties in which Nautilus agreed to construct interconnection facilities whereby the parties agreed to contribute $619,000 as partial reimbursement for construction costs. Nautilus was reimbursed $419,000 during 1998 and the remaining balance will be paid monthly based on throughput.

     The receivable balance at December 31, 2000 and 1999 was $72,361 and $157,174, respectively, all of which is considered current.

5. REGULATORY MATTERS

     The FERC has jurisdiction over the Nautilus System with respect to transportation of gas, rates and charges, construction of new facilities, extension or abandonment of service facilities, accounts and records, depreciation and amortization policies and certain other matters.

     An annual charge (ACA) totaling $237,594 and $137,171 was paid to the FERC for fiscal year 2000 and 1999, respectively. This charge, to be recovered from customers through rates, was recorded as a regulatory asset and will be amortized over twelve months. During 2000 and 1999, $162,277 and $34,293, respectively, were recorded as amortization expense.

                        NEPTUNE PIPELINE COMPANY L.L.C.

6. COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Companies are subject to various laws and regulations, including regulations of the FERC for Nautilus. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position, the results of operations or cash flows of the Companies.

     Various legal actions, which have arisen in the ordinary course of business, are pending with respect to the assets of the Companies. Management believes that the ultimate disposition of these actions, either individually or in aggregate, will not have a material adverse effect on the financial position, the results of operations or the cash flows of the Companies.

     Pursuant to the terms of a construction agreement entered into in 1995, Manta Ray agreed to pay liquidated damages to various parties if the Company did not complete an interconnect between the Manta Ray System and the system operated by Trunkline Gas Pipeline Company by May 31, 1998 or by May 31 of the two subsequent years. Under the provision, Manta Ray incurred $50,000 in 2000 and $100,000 in 1999, which were recorded in Other Expense. No further amounts are due under the agreement.

7. SUBSEQUENT EVENTS

     A change of ownership occurred on January 29, 2001, when Sailfish sold its interest in Neptune to Enterprise Products Operating LP.

                      MANTA RAY GATHERING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of Manta Ray Gathering Company, L.L.C.:

     In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of members' capital present fairly, in all material respects, the financial position of Manta Ray Gathering Company, L.L.C. (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Houston, Texas
March 28, 2001

                        MANTA RAY GATHERING COMPANY, LLC
                         (A LIMITED LIABILITY COMPANY)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS

Current assets
  Accounts receivable, trade................................    $  2,261       $    902
                                                                --------       --------
          Total current assets..............................       2,261            902
                                                                --------       --------
Property, plant and equipment
  Pipelines.................................................      36,023         36,023
  Platforms and facilities..................................      11,620         11,620
  Construction work in progress.............................       2,735          1,652
                                                                --------       --------
                                                                  50,378         49,295
  Less: accumulated depreciation............................      11,758         10,057
                                                                --------       --------
          Property, plant and equipment, net................      38,620         39,238
                                                                --------       --------
          Total assets......................................    $ 40,881       $ 40,140
                                                                ========       ========

                            LIABILITIES AND MEMBERS' CAPITAL

Current liabilities
  Accounts payable, trade...................................    $     12       $     21
  Advances from affiliate...................................      57,949         56,996
  Accrued expenses..........................................         820            985
                                                                --------       --------
          Total current liabilities.........................      58,781         58,002
Commitments and contingencies
Members' capital............................................     (17,900)       (17,862)
                                                                --------       --------
          Total liabilities and members' capital............    $ 40,881       $ 40,140
                                                                ========       ========

                            See accompanying notes.

                        MANTA RAY GATHERING COMPANY, LLC
                         (A LIMITED LIABILITY COMPANY)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
Operating revenues
  Transportation services...................................  $ 8,308   $ 2,029   $    59
  Platform fees.............................................      271       189        --
  Oil and natural gas sales.................................      223       104       162
                                                              -------   -------   -------
                                                                8,802     2,322       221
                                                              -------   -------   -------
Operating expenses
  Operation and maintenance, net............................    2,103     3,624     4,174
  Depreciation..............................................    1,701     2,034     1,005
                                                              -------   -------   -------
                                                                3,804     5,658     5,179
                                                              -------   -------   -------
Operating income (loss).....................................    4,998    (3,336)   (4,958)
Other income (expense)
  Interest expense..........................................   (4,246)   (1,830)     (946)
  Other income..............................................       --        --       298
                                                              -------   -------   -------
Net income (loss)...........................................  $   752   $(5,166)  $(5,606)
                                                              =======   =======   =======

                            See accompanying notes.

                      MANTA RAY GATHERING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                         STATEMENTS OF MEMBERS' CAPITAL
                                 (IN THOUSANDS)

                                                       EL PASO ENERGY    EL PASO ENERGY
                                                       PARTNERS, L.P.   PARTNERS COMPANY    TOTAL
                                                       --------------   ----------------   --------
Members' capital at January 1, 1998..................     $ (6,870)          $ (63)        $ (6,933)
  Net loss...........................................       (5,549)            (57)          (5,606)
  Distributions to members...........................         (155)             (2)            (157)
                                                          --------           -----         --------
Members' capital at December 31, 1998................      (12,574)           (122)         (12,696)
  Net loss...........................................       (5,113)            (53)          (5,166)
                                                          --------           -----         --------
Members' capital at December 31, 1999................      (17,687)           (175)         (17,862)
  Net income.........................................          743               9              752
  Distributions to members...........................         (784)             (6)            (790)
                                                          --------           -----         --------
Members' capital at December 31, 2000................     $(17,728)          $(172)        $(17,900)
                                                          ========           =====         ========

                            See accompanying notes.

                        MANTA RAY GATHERING COMPANY, LLC
                         (A LIMITED LIABILITY COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2000      1999       1998
                                                              -------   -------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $   752   $(5,166)  $ (5,606)
  Adjustments to reconcile net income to cash provided by
     (used in) operating activities:
     Depreciation...........................................    1,701     2,034      1,005
  Working capital changes:
     Accounts receivable, trade.............................   (1,359)     (868)        (4)
     Accounts payable, trade................................       (9)       21     (1,895)
     Accrued expenses.......................................     (165)      985         --
     Other current liabilities..............................       --      (215)      (787)
                                                              -------   -------   --------
          Net cash provided by (used in) operating
            activities......................................      920    (3,209)    (7,287)
                                                              -------   -------   --------
Cash flows from investing activities:
  Capital expenditures......................................   (1,083)   (9,774)   (13,934)
                                                              -------   -------   --------
          Net cash used in investing activities.............   (1,083)   (9,774)   (13,934)
                                                              -------   -------   --------
Cash flows from financing activities:
  Advances from affiliate, net..............................      953    12,983     21,378
  Distributions to members..................................     (790)       --       (157)
                                                              -------   -------   --------
          Net cash provided by financing activities.........      163    12,983     21,221
                                                              -------   -------   --------
Change in cash and cash equivalents:........................       --        --         --
  Cash and cash equivalents:
     Beginning of period....................................       --        --         --
                                                              -------   -------   --------
     End of period..........................................  $    --   $    --   $     --
                                                              =======   =======   ========

                            See accompanying notes.

                      MANTA RAY GATHERING COMPANY, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND NATURE OF BUSINESS

     Manta Ray Gathering Company, L.L.C. is a Delaware limited liability company established in 1993 for the purpose of owning a crude oil gathering system and two offshore platforms. We completed and placed into service the Allegheny crude oil pipeline system in October 1999. Allegheny consists of 43 miles of 14-inch diameter pipeline that connects the Allegheny field in the Green Canyon area of the Gulf of Mexico with the Poseidon system at our Ship Shoal 332 platform. Oil production from the Allegheny field is committed to the Allegheny system. The Ship Shoal 332 platform serves as a major junction platform for pipelines in the Manta Ray Offshore, Allegheny and Poseidon systems. The platform will also serve as the landing site for the Nemo system. The South Timbalier 292 platform is located at the easternmost termination point of the Manta Ray Offshore system and serves as a landing site for natural gas production in the area and provides an interconnection to the Trunkline Gas Pipeline system.

     El Paso Energy Partners, L.P. owns a 99 percent managing partner interest in us and El Paso Energy Partners Company, an indirect wholly-owned subsidiary of El Paso Corporation, owns a one percent non-managing interest in us. Our managing partner changed its name to El Paso Energy Partners, L.P. in December 1999 from Leviathan Gas Pipeline Partners, L.P. El Paso Corporation is Energy Partners' general partner and owns 27.8 percent of Energy Partners' common units consisting of 8,953,764 units.

     In connection with a Federal Trade Commission order relating to El Paso Corporation's merger with The Coastal Corporation, we sold 50 percent of our interest in the Ship Shoal 332 platform and 100 percent of our interest in the South Timbalier 292 platform in January 2001 for approximately $7.3 million. The carrying value of the assets sold was approximately $8.5 million at December 31, 2000. Simultaneously, we abandoned an extension to the Manta Ray Offshore system, since our managing partner sold its interest in this system. We recorded a charge of $3.9 million in January 2001 related to this abandonment.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Our financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States. Our financial statements for previous periods include reclassifications that were made to conform to the current year presentation. Such reclassifications have no impact on reported net income or members' capital.

  Cash and Cash Equivalents

     We consider short-term investments purchased with an original maturity of less than three months to be cash equivalents.

  Affiliated Receivables and Payables

     Our managing partner collects cash and makes disbursements on our behalf as part of our operating activities. Additionally, our managing partner may make advances to us for purposes of our capital investment. Such advances are classified as current liabilities in the accompanying balance sheets given they are payable on demand. Historically, our managing partner has not demanded repayment of these amounts. Interest costs are allocated to us based on the average balance of our affiliated payables times our managing partner's average interest rate, which was 9.1% and 9.0% at December 31, 2000 and 1999, respectively.

                      MANTA RAY GATHERING COMPANY, L.L.C.

  Allowance for Doubtful Accounts

     Collectibility of accounts receivable is reviewed regularly and an allowance is recorded as necessary, primarily under the specific identification method. At December 31, 2000 and 1999, no allowance for doubtful accounts was recorded.

  Property, Plant and Equipment

     Gathering pipelines, platforms, and related facilities are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets which approximates 30 years for the gathering pipelines and from 25 to 30 years for platforms and related facilities. Repair and maintenance costs are expensed as incurred, while additions, improvements and replacements are capitalized.

     Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining depreciation provisions of gathering pipelines and platforms and related facilities.

     Retirement, sales and disposals of assets are recorded by eliminating the related costs and accumulated depreciation of the disposed assets with any resulting gain of loss reflected in income.

     We evaluate impairment of our property, plant and equipment in accordance with Statement of Financial Accounting Standards, or SFAS, No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Revenue Recognition

     Revenue from pipeline transportation of hydrocarbons is recognized upon receipt of the hydrocarbons into the pipeline systems. Revenue from platform and processing services is recognized in the period the services are provided.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, to provide guidance for revenue recognition issues and disclosure requirements. SAB No. 101 offers guidelines, examples, and explanations for uncertain matters relating to the recognition of revenue and became effective for us in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material impact on our financial position, results of operations, or cash flows.

  Income Taxes

     We are organized as a Delaware limited liability company and are treated as a partnership for income tax purposes, and as a result, our income or loss for income tax purposes is includable in the tax returns of each member. Accordingly, no provision for income taxes has been recorded in the accompanying financial statements.

  Fair Value of Financial Instruments

     The estimated fair value of all financial instruments approximates their carrying amounts in the accompanying balance sheets due to the short-term maturity of these instruments.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are

                      MANTA RAY GATHERING COMPANY, L.L.C.

recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. No environmental liabilities existed at December 31, 2000 and 1999.

  Management's Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Distributions and Income Allocation

     We make quarterly distributions of 100 percent of available cash, as defined in our limited liability company agreement, to our members in accordance with their respective membership interest. Available cash generally consists of all cash receipts plus reductions in reserves less all cash disbursements and net additions to reserves. Our managing partner has broad discretion to establish reserves. Net income (loss) is allocated to our members in accordance with their respective membership interests, subject to limitations on the allocation of losses as defined in our limited liability company agreement.

  Recent Pronouncements

     In June of 1998, the Financial Accounting Standards Board, (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133 and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It will require that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income, or other comprehensive income, depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We have adopted SFAS No. 133 beginning January 1, 2001, and have determined there is no impact on us at this time. However, if we enter into any derivative contracts, these transactions may have an impact on our financial statements.

NOTE 3 -- MAJOR CUSTOMERS

     Transportation service revenues, platform fees and oil and natural gas sales realized from major customers and their respective percent of total revenues were as follows (in thousands):

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------------
                                               2000                  1999                  1998
                                        -------------------   -------------------   -------------------
                                                 % OF TOTAL            % OF TOTAL            % OF TOTAL
                                        AMOUNT    REVENUES    AMOUNT    REVENUES    AMOUNT    REVENUES
                                        ------   ----------   ------   ----------   ------   ----------
British Borneo........................  $7,260     82.5%      $2,044     88.0%       $ --         --
Chieftain International (U.S.),
  Inc. ...............................      --        --          --        --         83      37.6%
Enron Oil and Gas Company.............      --        --          --        --         74      33.5%
Pogo Gulf Coast, Ltd..................      --        --          --        --         59      26.7%
                                        ------     -----      ------     -----       ----      -----
                                        $7,260     82.5%      $2,044     88.0%       $216      97.8%
                                        ======     =====      ======     =====       ====      =====

     The loss of British Borneo as a customer would have a material adverse effect on us.

                      MANTA RAY GATHERING COMPANY, L.L.C.

NOTE 4 -- RELATED PARTY TRANSACTIONS

  Revenues Received from Related Parties

     For the year ended December 31, 2000, we received approximately $0.1 million from Manta Ray Offshore Gathering as platform and processing fees related to our platforms located in South Timbalier 292 and Ship Shoal 332. We did not receive any fees in 1999 and 1998.

  Management Fees

     Substantially all of the individuals who perform the day-to-day financial, administrative, accounting and operational functions for us, as well as those who are responsible for directing and controlling us, are currently employed by El Paso Corporation. Under a management agreement between El Paso and our managing partner, a management fee is charged to our managing partner which is intended to approximate the amount of resources allocated by El Paso in providing various operational, financial, accounting and administrative services on behalf of our managing partner and us. The management fee totaled $0.3 million, $0.9 million and $1.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. The management agreement expires on June 30, 2002, and may be terminated thereafter upon 90 days notice by either party. Under the terms of our managing partners' partnership agreement, our managing partner is entitled to reimbursement of all reasonable general and administrative expenses and other reasonable expenses incurred by our managing partner and its affiliates for, or on our behalf, including, but not limited to, amounts payable by our managing partner to El Paso under its management agreement.

  Costs Reimbursements

     For the years ended December 31, 2000, 1999 and 1998, we charged Manta Ray Offshore Gathering a management fee of approximately $0.2 million, $0.5 million, and $1.3 million, respectively, pursuant to its management and operations agreements. These reimbursements have been recorded as a reduction to operations and maintenance expense in the accompanying statements of operations.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

  Financing Transactions

     Our managing partner has $175 million of Senior Subordinated Notes and a $500 million revolving credit facility. As a subsidiary of our managing partner, we, along with our affiliates, and our one percent non-managing partner guarantee both the Senior Subordinated Notes and the credit facility.

  Legal Proceedings

     We are a defendant in a lawsuit filed by Transcontinental Gas Pipeline, or Transco, in the 157th Judicial District Court, Harris County, Texas in August 1996. Transco alleges that, pursuant to a platform lease agreement entered into in June 1994, it had the right to expand its facilities and operations on the offshore platform by connecting additional pipeline receiving and appurtenant facilities. We denied Transco's request to expand its facilities and operations because the lease agreement does not provide for such expansion, and because Transco's activities would have interfered with the Manta Ray Offshore system and our existing and planned activities on the platform. The case went to trial in April 2000, and the jury found that we were not at fault and therefore awarded no damages to Transco. Transco has filed motions related to the jury's findings. We sold the platform relating to this incident in January 2001 and therefore all claims have been dismissed.

     We, along with several subsidiaries of El Paso, have been named defendants in actions brought by Jack Grynberg on behalf of the United States Government under the False Claims Act. Generally, the complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas

                      MANTA RAY GATHERING COMPANY, L.L.C.

produced from federal and Native American lands, which deprived the United States Government of royalties. (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming.)

     We have also been named a defendant in an action styled, Quinque Operating Company, et al, v. Gas Pipelines and their Predecessor, et al, filed in 1999 in the District Court of Stevens County, Kansas. This complaint alleges that the defendants have mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint, once transferred to the same court handling the Grynberg complaint, has been sent back to the Kansas State Court for further proceedings.

     In the ordinary course of business, we are subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect our financial position, results of operations, or cash flows.

                      EWING BANK GATHERING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of Ewing Bank Gathering Company, L.L.C.:

     In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of members' capital present fairly, in all material respects, the financial position of Ewing Bank Gathering Company, L.L.C. (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 28, 2001

                      EWING BANK GATHERING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS

Oil and natural gas properties..............................    $    100       $    100
                                                                --------       --------
          Total assets......................................    $    100       $    100
                                                                ========       ========

                            LIABILITIES AND MEMBERS' CAPITAL

Current liabilities
  Advances from affiliate...................................    $ 12,376       $ 12,376
                                                                --------       --------
          Total current liabilities.........................      12,376         12,376
Commitments and contingencies
Members' capital............................................     (12,276)       (12,276)
                                                                --------       --------
          Total liabilities and members' capital............    $    100       $    100
                                                                ========       ========

                            See accompanying notes.

                      EWING BANK GATHERING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999    1998
                                                              -------   ----   -------
Operating revenues..........................................  $    --   $--    $    --
                                                              -------   ---    -------
Operating expenses
  Operation and maintenance.................................       --     2        622
  Impairment, abandonment, and other........................       --    --     (1,131)
                                                              -------   ---    -------
                                                                   --     2       (509)
                                                              -------   ---    -------
Operating (loss) income.....................................       --    (2)       509
                                                              -------   ---    -------
Net (loss) income...........................................  $    --   $(2)   $   509
                                                              =======   ===    =======

                            See accompanying notes.

                      EWING BANK GATHERING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                         STATEMENTS OF MEMBERS' CAPITAL
                                 (IN THOUSANDS)

                                                       EL PASO ENERGY    EL PASO ENERGY
                                                       PARTNERS, L.P.   PARTNERS COMPANY    TOTAL
                                                       --------------   ----------------   --------
Members' capital at January 1, 1998..................     $(12,654)          $(129)        $(12,783)
  Net income.........................................          504               5              509
                                                          --------           -----         --------
Members' capital at December 31, 1998................      (12,150)           (124)         (12,274)
  Net loss...........................................           (2)             --               (2)
                                                          --------           -----         --------
Members' capital at December 31, 1999................      (12,152)           (124)         (12,276)
                                                          --------           -----         --------
  Net income.........................................           --              --               --
                                                          --------           -----         --------
Members' capital at December 31, 2000................     $(12,152)          $(124)        $(12,276)
                                                          ========           =====         ========

                            See accompanying notes.

                      EWING BANK GATHERING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999    1998
                                                              -------   ----   -------
Cash flows from operating activities
  Net (loss) income.........................................  $    --   $ (2)  $   509
  Adjustments to reconcile net income to cash used in
     operating activities:
     Impairment, abandonment, and other.....................       --     --    (1,131)
                                                              -------   ----   -------
       Net cash used in operating activities................       --     (2)     (622)
                                                              -------   ----   -------
Cash flows from financing activities
  Advances from affiliate...................................       --      2       622
                                                              -------   ----   -------
          Net cash provided by financing activities.........       --      2       622
                                                              -------   ----   -------
Change in cash and cash equivalents.........................       --     --        --
  Cash and cash equivalents
     Beginning of period....................................       --     --        --
                                                              -------   ----   -------
     End of period..........................................  $    --   $ --   $    --
                                                              =======   ====   =======

                            See accompanying notes.

                      EWING BANK GATHERING COMPANY, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND NATURE OF BUSINESS

     Ewing Bank Gathering Company, L.L.C. is a limited liability company established in 1993 for the purpose of owning oil and natural gas properties. We own a 5.3 percent overriding royalty interest in Ewing Bank Blocks 958 and 959. Although four successful delineation wells have been drilled in the Prince Field, which consists of Ewing Bank Blocks 958, 959, 1002 and 1003, and El Paso Production has expanded the scope and size of the field development, there has been no production to date. Accordingly, we have recorded no operating revenues during the three years in the period ended December 31, 2000.

     El Paso Energy Partners, L.P. owns a 99 percent managing partner interest in us and El Paso Energy Partners Company, an indirect wholly-owned subsidiary of El Paso Corporation, owns a one percent non-managing interest in us. Our managing partner performs all of our management and operational functions. Our managing partner changed its name to El Paso Energy Partners, L.P. in December 1999 from Leviathan Gas Pipeline Partners, L.P. El Paso Corporation is Energy Partners' general partner and owns 27.8 percent of Energy Partners' common units consisting of 8,953,764 units.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Our financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States. Our financial statements for previous periods include certain reclassifications that were made to conform to the current year presentation. Such reclassifications have no impact on reported net income or members' capital.

  Cash and Cash Equivalents

     We consider short-term investments purchased with an original maturity of less than three months to be cash equivalents.

  Affiliated Receivables and Payables

     Our managing partner collects cash and makes disbursements on our behalf as part of our operating activities. Additionally, our managing partner may make advances to us for purposes of our capital investment. Such advances are classified as current liabilities in the accompanying balance sheets given they are payable on demand. Historically, our managing partner has not demanded repayment of these amounts.

  Property, Plant and Equipment

     We account for our oil and natural gas exploration and production activities using the successful efforts method of accounting. Under this method, costs of successful exploratory wells, developmental wells and acquisitions of mineral leasehold interests are capitalized. Production, exploratory dry hole and other exploration costs, including geological and geophysical costs and delay rentals, are expensed as incurred. Unproved properties are assessed periodically and any impairment in value is recognized currently as depreciation and amortization expense.

     Depreciation and amortization of the capitalized costs of producing oil and natural gas properties, consisting principally of tangible and intangible costs incurred in developing a property and costs of productive leasehold interests, are computed on the unit-of-production method. Unit-of-production rates are based on annual estimates of remaining proved developed reserves or proved reserves, as appropriate, for each property.

     Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining depreciation provisions for gathering pipelines, platforms, related facilities and oil and natural gas properties.

                      EWING BANK GATHERING COMPANY, L.L.C.

     Retirement, sales and disposals of assets are recorded by eliminating the related costs and accumulated depreciation of the disposed assets with any resulting gain of loss reflected in income.

     We evaluate impairment of our property, plant and equipment in accordance with Statement of Financial Accounting Standards, or SFAS, No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. No environmental liabilities existed at December 31, 2000 and 1999.

  Income Taxes

     We are organized as a Delaware limited liability company and are treated as a partnership for income tax purposes, and as a result, our income or loss for income tax purposes is includable in the tax returns of each member. Accordingly, no provision for income taxes has been recorded in the accompanying financial statements.

  Fair Value of Financial Instruments

     The estimated fair value of all financial instruments approximates their carrying amounts in the accompanying balance sheets due to the short-term maturity of these instruments.

  Management's Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Distributions and Income Allocation

     We make quarterly distributions of 100 percent of available cash, as defined in our limited liability company agreement, to our members in accordance with their respective membership interest. Available cash generally consists of all cash receipts plus reductions in reserves less all cash disbursements and net additions to reserves. Our managing partner has broad discretion to establish reserves. Net income (loss) is allocated to our members in accordance with their respective membership interests, subject to limitations on the allocation of losses as defined in our limited liability company agreement.

  Recent Pronouncements

     In June of 1998, the Financial Accounting Standards Board, (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133 and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It will require that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our

                      EWING BANK GATHERING COMPANY, L.L.C.

balance sheet, with a corresponding offset to income, or other comprehensive income, depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We have adopted SFAS No. 133 beginning January 1, 2001, and have determined there is no impact on us at this time. However, if we enter into any derivative contracts, these transactions may have an impact on our financial statements.

NOTE 3 -- RELATED PARTY TRANSACTIONS

  Management Fees

     Substantially all of the individuals who perform the day-to-day financial, administrative, accounting and operational functions for us, as well as those who are responsible for directing and controlling us, are currently employed by El Paso Corporation. Under a management agreement between El Paso and our managing partner, a management fee is charged to our managing partner which is intended to approximate the amount of resources allocated by El Paso in providing various operational, financial, accounting and administrative services on behalf of our managing partner and us. For the year ended December 31, 1998, the management fee totaled $0.5 million. There were no management fees charged to us during the years ended December 31, 2000 and 1999. The management agreement expires on June 30, 2002, and may be terminated thereafter upon 90 days notice by either party. Under the terms of our managing partners' partnership agreement, our managing partner is entitled to reimbursement of all reasonable general and administrative expenses and other reasonable expenses incurred by our managing partner and its affiliates for, or on our behalf, including, but not limited to, amounts payable by our managing partner to El Paso under its management agreement.

  Other

     In 1997, Tatham Offshore, a former affiliate of our managing partner, announced its intent to reserve its remaining costs associated with certain of its wells as a result of production problems. Accordingly, in 1997 we reserved our investment in our gathering facilities associated with these properties for $4.0 million. During 1998, we abandoned our Ewing Bank flowlines at a cost of $2.9 million and recorded a credit to impairment, abandonment and other of $1.1 million, which represented the excess of the accrued costs over the actual costs incurred associated with the abandonment of the flowlines.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

  Financing Transactions

     Our managing partner has $175 million of Senior Subordinated Notes and a $500 million revolving credit facility. As a subsidiary of our managing partner, we, along with our affiliates, and our one percent non-managing partner, guarantee both the Senior Subordinated Notes and the credit facility.

  Legal Proceedings

     In the ordinary course of business, we are subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect our financial position, results of operations, or cash flows.

               EL PASO ENERGY PARTNERS OPERATING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
       FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD FROM INCEPTION
                    (NOVEMBER 1, 1999) TO DECEMBER 31, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of El Paso Energy Partners Operating Company, L.L.C.:

     In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of members' capital present fairly, in all material respects, the financial position of El Paso Energy Partners Operating Company, L.L.C. (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and the period from inception (November 1, 1999) to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 28, 2001

               EL PASO ENERGY PARTNERS OPERATING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS

Current assets
  Net accounts receivable, trade............................     $1,531         $  918
  Accounts receivable, affiliate............................      4,718            508
                                                                 ------         ------
          Total current assets..............................      6,249          1,426
                                                                 ------         ------
Other noncurrent assets.....................................        878             --
                                                                 ------         ------
          Total assets......................................     $7,127         $1,426
                                                                 ======         ======

                            LIABILITIES AND MEMBERS' CAPITAL

Current liabilities
  Accounts payable, trade...................................     $  394         $   --
  Advances from affiliate...................................      5,907          1,670
  Accrued expenses..........................................         17            591
                                                                 ------         ------
          Total current liabilities.........................      6,318          2,261
Commitments and contingencies
Members' capital............................................        809           (835)
                                                                 ------         ------
          Total liabilities and members' capital............     $7,127         $1,426
                                                                 ======         ======

                            See accompanying notes.

               EL PASO ENERGY PARTNERS OPERATING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                             PERIOD FROM INCEPTION
                                                               YEAR ENDED     (NOVEMBER 1, 1999)
                                                              DECEMBER 31,            TO
                                                                  2000         DECEMBER 31, 1999
                                                              ------------   ---------------------
Operating revenues..........................................    $20,343             $1,820
Operation and maintenance expense...........................     18,699              2,656
                                                                -------             ------
Net income (loss)...........................................    $ 1,644             $ (836)
                                                                =======             ======

                            See accompanying notes.

               EL PASO ENERGY PARTNERS OPERATING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                         STATEMENTS OF MEMBERS' CAPITAL
                                 (IN THOUSANDS)

                                                         EL PASO ENERGY    EL PASO ENERGY
                                                         PARTNERS, L.P.   PARTNERS COMPANY   TOTAL
                                                         --------------   ----------------   ------
Initial capital contribution on November 1, 1999.......      $    1             $--          $    1
  Net loss.............................................        (828)             (8)           (836)
                                                             ------             ---          ------
Members' capital at December 31, 1999..................        (827)             (8)           (835)
  Net income...........................................       1,628              16           1,644
                                                             ------             ---          ------
Members' capital at December 31, 2000..................      $  801             $ 8          $  809
                                                             ======             ===          ======

                            See accompanying notes.

               EL PASO ENERGY PARTNERS OPERATING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               PERIOD FROM
                                                                                INCEPTION
                                                                               (NOVEMBER 1,
                                                               YEAR ENDED        1999) TO
                                                              DECEMBER 31,     DECEMBER 31,
                                                                  2000             1999
                                                              ------------   ----------------
Cash flows from operating activities
  Net income (loss).........................................    $ 1,644          $  (836)
  Adjustments to reconcile net income to cash used in
     operating activities:
     Working capital changes
       Accounts receivable, trade...........................       (613)            (918)
       Accounts receivable, affiliate.......................     (4,210)            (508)
       Accounts payable, trade..............................        394               --
       Accrued expenses.....................................       (574)             591
       Other noncurrent assets..............................       (878)              --
                                                                -------          -------
          Net cash used in operating activities.............     (4,237)          (1,671)
                                                                -------          -------
Cash flows from financing activities
  Advances from affiliate, net..............................      4,237            1,671
                                                                -------          -------
          Net cash provided by financing activities.........      4,237            1,671
                                                                -------          -------
Change in cash and cash equivalents.........................         --               --
Cash and cash equivalents
  Beginning of period.......................................         --               --
                                                                -------          -------
  End of period.............................................    $    --          $    --
                                                                =======          =======

                            See accompanying notes.

               EL PASO ENERGY PARTNERS OPERATING COMPANY, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND NATURE OF BUSINESS

     El Paso Energy Partners Operating Company, L.L.C. is a limited liability company established in November 1999 for the purpose of managing and operating Deepwater Holdings L.L.C. and its subsidiaries. Deepwater Holdings owns 100 percent of High Island Offshore System, or HIOS, U-T Offshore System, or UTOS, East Breaks Gathering System, or East Breaks, and Stingray system, as well as 100 percent of the West Cameron dehydration facility.

     Under a Federal Trade Commission order, Deepwater Holdings sold its interest in the Stingray system and the West Cameron dehydration facility in January 2001. Under this same order, Deepwater Holdings has entered into an agreement to sell its interest in UTOS. The sale of UTOS is expected to close in April 2001. This order related to El Paso Corporation's merger with The Coastal Corporation. Subsequent to these sales, we will continue to provide operational functions for East Breaks and HIOS.

     El Paso Energy Partners, L.P. owns a 99 percent managing partner interest in us and El Paso Energy Partners Company, an indirect wholly-owned subsidiary of El Paso Corporation, owns a one percent non-managing interest in us. El Paso Corporation is Energy Partners' general partner and owns 27.8 percent of Energy Partners' common units consisting of 8,953,764 units.

     We changed our name from Leviathan Operating Company, L.L.C. to El Paso Energy Partners Operating Company, L.L.C. in December 1999. Also in December 1999, our managing partner changed its name from Leviathan Gas Pipeline Partners, L.P. to El Paso Energy Partners, L.P.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Our financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States. Our financial statements for previous periods include certain reclassifications that were made to conform to the current year presentation. Such reclassifications have no impact on reported net income or members' capital.

  Cash and Cash Equivalents

     We consider short-term investments purchased with an original maturity of less than three months to be cash equivalents.

  Affiliated Receivables and Payables

     Our managing partner collects cash and makes disbursements on our behalf as part of our operating activities. Additionally, our managing partner may make advances to us for purposes of our capital investment. Such advances are classified as current liabilities in the accompanying balance sheets given they are payable on demand. Historically, our managing partner has not demanded repayment of these amounts.

  Allowance for Doubtful Accounts

     Collectibility of accounts receivable is reviewed regularly and an allowance is recorded as necessary, primarily under the specific identification method. At December 31, 2000 and 1999, no allowance for doubtful accounts was recorded. At December 31, 2000, the allowance was approximately $0.4 million. There was no allowance at December 31, 1999.

               EL PASO ENERGY PARTNERS OPERATING COMPANY, L.L.C.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. No environmental liabilities existed at December 31, 2000 and 1999.

  Income Taxes

     We are organized as a Delaware limited liability company and are treated as a partnership for income tax purposes, and as a result, our income or loss for income tax purposes is includable in the tax returns of our members. Accordingly, no provision for income taxes has been recorded in the accompanying financial statements.

  Fair Value of Financial Instruments

     The estimated fair value of all financial instruments approximates their carrying amounts in the accompanying balance sheets due to the short-term maturity of these instruments.

  Management's Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Distributions and Income Allocations

     We make quarterly distributions of 100 percent of available cash, as defined in our limited liability company agreement, to our members in accordance with their respective membership interest. Available cash generally consists of all cash receipts plus reductions in reserves less all cash disbursements and net additions to reserves. Our managing partner has broad discretion to establish reserves. Net income (loss) is allocated to our members in accordance with their respective membership interests, subject to limitations on the allocation of losses as defined in our limited liability company agreement.

  Recent Pronouncements

     In June of 1998, the Financial Accounting Standards Board, (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133 and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It will require that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income, or other comprehensive income, depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We have adopted SFAS No. 133 beginning January 1, 2001, and have determined there is no impact on us at this time. However, if we enter into any derivative contracts, these transactions may have an impact on our financial statements.

               EL PASO ENERGY PARTNERS OPERATING COMPANY, L.L.C.

NOTE 3 -- RELATED PARTY TRANSACTIONS

  Management Fees

     Substantially all of the individuals who perform the day-to-day financial, administrative, accounting and operational functions for us, as well as those who are responsible for directing and controlling us, are currently employed by El Paso Corporation. Under a management agreement between El Paso and our managing partner, a management fee is charged to our managing partner which is intended to approximate the amount of resources allocated by El Paso in providing various operational, financial, accounting and administrative services on behalf of our managing partner and us. For the year ended December 31, 2000 and the period from inception (November 1, 1999) to December 31, 1999, the management fee totaled $5.7 million and $1.4 million, respectively. The management agreement expires on June 30, 2002, and may be terminated thereafter upon 90 days notice by either party. Under the terms of our managing partners' partnership agreement, our managing partner is entitled to reimbursement of all reasonable general and administrative expenses and other reasonable expenses incurred by our managing partner and its affiliates for, or on our behalf, including, but not limited to, amounts payable by our managing partner to El Paso under its management agreement.

     In November 1999, we entered into an agreement with El Paso Field Services Company under which they provide personnel to operate Stingray and West Cameron. During 2000, Field Services also began operating HIOS, UTOS and East Breaks. To operate these subsidiaries under Deepwater Holdings, Field Services charged us $6.4 million for the year ended December 31, 2000. We did not incur any charges related to this agreement in 1999.

  Management Fees Received

     We receive management fees from the subsidiaries of Deepwater Holdings for operating HIOS, UTOS, East Breaks, Stingray, and the West Cameron dehydration facility. These fees are a fixed monthly amount intended to cover normal operating activities and are recorded as operating revenues in the accompanying statements of operations. For the year ended December 31, 2000 and the period from inception (November 1, 1999) to December 31, 1999, we received approximately $20.3 million and $1.8 million, respectively, from the subsidiaries of Deepwater Holdings pursuant to their respective agreements.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

  Financing Transactions

     Our managing partner has $175 million of Senior Subordinated Notes and a $500 million revolving credit facility. As a subsidiary of our managing partner, we, along with our affiliates, and our one percent non-managing partner, guarantee both the Senior Subordinated Notes and the credit facility.

  Legal Proceedings

     In the ordinary course of business, we are subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect our financial position, results of operations, or cash flows.

                   VK -- MAIN PASS GATHERING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of VK-Main Pass Gathering Company, L.L.C.:

     In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of members' capital present fairly, in all material respects, the financial position of VK-Main Pass Gathering Company, L.L.C. (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 28, 2001

                   VK -- MAIN PASS GATHERING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS

Current assets
  Accounts receivable, trade................................    $   448        $   301
  Accounts receivable, affiliate............................      4,601          1,133
                                                                -------        -------
          Total current assets..............................      5,049          1,434
                                                                -------        -------
Property, plant and equipment
  Platforms and related facilities..........................     51,631         51,631
  Construction work in progress.............................        180            193
                                                                -------        -------
                                                                 51,811         51,824
                                                                -------        -------
  Less: accumulated depreciation............................     10,764          8,559
                                                                -------        -------
          Property, plant and equipment, net................     41,047         43,265
                                                                -------        -------
          Total assets......................................    $46,096        $44,699
                                                                =======        =======

                            LIABILITIES AND MEMBERS' CAPITAL

Current liabilities
  Advances from affiliate...................................    $41,895        $38,234
                                                                -------        -------
          Total current liabilities.........................     41,895         38,234
Commitments and contingencies
Members' capital............................................      4,201          6,465
                                                                -------        -------
          Total liabilities and members' capital............    $46,096        $44,699
                                                                =======        =======

                            See accompanying notes.

                   VK -- MAIN PASS GATHERING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
Operating revenues
  Platform access fees......................................  $10,368   $10,811   $10,903
                                                              -------   -------   -------

Operating expenses
  Operation and maintenance.................................      539     1,219     2,108
  Depreciation..............................................    2,205     2,205     2,101
                                                              -------   -------   -------
                                                                2,744     3,424     4,209
                                                              -------   -------   -------
Operating income............................................    7,624     7,387     6,694

Other income (expense)
  Interest expense..........................................   (5,128)   (4,189)   (3,647)
  Other income..............................................       --        --        80
                                                              -------   -------   -------
Net income..................................................  $ 2,496   $ 3,198   $ 3,127
                                                              =======   =======   =======

                            See accompanying notes.

                   VK -- MAIN PASS GATHERING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                         STATEMENTS OF MEMBERS' CAPITAL
                                 (IN THOUSANDS)

                                                        EL PASO ENERGY    EL PASO ENERGY
                                                        PARTNERS, L.P.   PARTNERS COMPANY    TOTAL
                                                        --------------   ----------------   -------
Members' capital at January 1, 1998...................     $ 9,961             $102         $10,063
  Net income..........................................       3,095               32           3,127
  Distributions to members............................      (6,307)             (64)         (6,371)
                                                           -------             ----         -------
Members' capital at December 31, 1998.................       6,749               70           6,819
  Net income..........................................       3,167               31           3,198
  Distributions to members............................      (3,516)             (36)         (3,552)
                                                           -------             ----         -------
Members' capital at December 31, 1999.................       6,400               65           6,465
  Net income..........................................       2,471               25           2,496
  Distributions to members............................      (4,712)             (48)         (4,760)
                                                           -------             ----         -------
Members' capital at December 31, 2000.................     $ 4,159             $ 42         $ 4,201
                                                           =======             ====         =======

                            See accompanying notes.

                   VK -- MAIN PASS GATHERING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
Cash flows from operating activities
  Net income................................................  $ 2,496   $ 3,198   $ 3,127
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation...........................................    2,205     2,205     2,101
     Working capital changes
       Accounts receivable, trade...........................     (147)      (22)      (27)
       Accounts payable, trade..............................       --        --      (401)
                                                              -------   -------   -------
          Net cash provided by operating activities.........    4,554     5,381     4,800
                                                              -------   -------   -------
Cash flows from investing activities
  Capital expenditures, net of salvage......................       --      (110)   (4,522)
  Other.....................................................       13        --        --
                                                              -------   -------   -------
          Net cash provided by (used in) investing
            activities......................................       13      (110)   (4,522)
                                                              -------   -------   -------
Cash flows from financing activities
  Advances from affiliate, net..............................      193    (1,719)    6,093
  Distributions to members..................................   (4,760)   (3,552)   (6,371)
                                                              -------   -------   -------
          Net cash used in financing activities.............   (4,567)   (5,271)     (278)
                                                              -------   -------   -------
Change in cash and cash equivalents.........................       --        --        --
  Cash and cash equivalents
     Beginning of period....................................       --        --        --
                                                              -------   -------   -------
     End of period..........................................  $    --   $    --   $    --
                                                              =======   =======   =======

                            See accompanying notes.

                   VK -- MAIN PASS GATHERING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND NATURE OF BUSINESS

     VK -- Main Pass Gathering, L.L.C. is a limited liability company established in 1994 for the purpose of providing midstream energy services in the Gulf of Mexico. We own the Viosca Knoll 817 platform which is centrally located on the Viosca Knoll system. The platform serves as a base for landing deepwater production in the area, including ExxonMobil's, Shell Offshore Inc.'s and BP Amoco plc's Ram Powell development. A 7,000 horsepower compressor on the platform facilitates deliveries from the Viosca Knoll system to multiple downstream interstate pipelines. The platform is also used as a base for oil and natural gas production from Flextrend Development Company's Viosca Knoll 817 lease.

     El Paso Energy Partners, L.P. owns a 99 percent managing partner interest in us and El Paso Energy Partners Company, an indirect wholly-owned subsidiary of El Paso Corporation, owns a one percent non-managing interest in us. Our managing partner changed its name to El Paso Energy Partners, L.P. in December 1999 from Leviathan Gas Pipeline Partners, L.P. El Paso Corporation is Energy Partners' general partner and owns 27.8 percent of Energy Partners' common units consisting of 8,953,764 units.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Our financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States. Our financial statements for previous periods include certain reclassifications that were made to conform to the current year presentation. Such reclassifications have no impact on reported net income or members' capital.

  Cash and Cash Equivalents

     We consider short-term investments purchased with an original maturity of less than three months to be cash equivalents.

  Affiliated Receivables and Payables

     Our managing partner collects cash and makes disbursements on our behalf as part of our operating activities. Additionally, our managing partner may make advances to us for purposes of our capital investment. Such advances are classified as current liabilities in the accompanying balance sheets given they are payable on demand. Historically, our managing partner has not demanded repayment of these amounts. Interest costs are allocated to us based on the average balances of our affiliated payables times our managing partner's average interest rate, which was 9.1% and 9.0% at December 31, 2000 and 1999, respectively.

  Allowance for Doubtful Accounts

     Collectibility of accounts receivable is reviewed regularly and an allowance is recorded as necessary, primarily under the specific identification method. At December 31, 2000 and 1999, no allowance for doubtful accounts was recorded.

  Property, Plant and Equipment

     Platforms and related facilities are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets which approximates 30 years. Repair and maintenance costs are expensed as incurred, while additions, improvements and replacements are capitalized.

     Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining depreciation provisions for platforms and related facilities.

                   VK -- MAIN PASS GATHERING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Retirement, sales and disposals of assets are recorded by eliminating the related costs and accumulated depreciation of the disposed assets with any resulting gain of loss reflected in income.

     We evaluate impairment of our property, plant and equipment in accordance with Statement of Financial Accounting Standards, or SFAS, No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Revenue Recognition

     Revenue from platform access fees are recognized in the period the services are provided. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, to provide guidance for revenue recognition issues and disclosure requirements. SAB No. 101 offers guidelines, examples, and explanations for uncertain matters relating to the recognition of revenue and became effective for us in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material impact on our financial position, results of operations, or cash flows.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. No environmental liabilities existed at December 31, 2000 and 1999.

  Income Taxes

     We are organized as a Delaware limited liability company and are treated as a partnership for income tax purposes, and as a result, our income or loss for income tax purposes is includable in the tax returns of each member. Accordingly, no provision for income taxes has been recorded in the accompanying financial statements.

  Fair Value of Financial Instruments

     The estimated fair value of all financial instruments approximate their carrying amounts in the accompanying balance sheets due to the short-term maturity of these instruments.

  Management's Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Distributions and Income Allocation

     We make quarterly distributions of 100 percent of available cash, as defined in our limited liability company agreement, to our members in accordance with their respective membership interest. Available cash generally consists of all cash receipts plus reductions in reserves less all cash disbursements and net additions to reserves. Our managing partner has broad discretion to establish reserves. Net income (loss) is allocated to our members in accordance with their respective membership interests, subject to limitations on the allocation of losses as defined in our limited liability company agreement.

                   VK -- MAIN PASS GATHERING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Recent Pronouncements

     In June of 1998, the Financial Accounting Standards Board, (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133 and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It will require that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income, or other comprehensive income, depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We have adopted SFAS No. 133 beginning January 1, 2001, and have determined there is no impact on us at this time. However, if we enter into any derivative contracts, these transactions may have an impact on our financial statements.

NOTE 3 -- MAJOR CUSTOMERS

     Platform access fees realized from major customers and their respective percent of total revenues were as follows (in thousands):

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------------------
                                              2000                   1999                  1998
                                      --------------------   --------------------   -------------------
                                                % OF TOTAL             % OF TOTAL            % OF TOTAL
                                      AMOUNT     REVENUES    AMOUNT     REVENUES    AMOUNT    REVENUES
                                      -------   ----------   -------   ----------   ------   ----------
Flextrend Development Company,
  L.L.C. ..........................   $ 6,650     64.1%      $ 6,976     64.5%      $6,064     55.6%
Viosca Knoll Gathering Company.....     1,880     18.1%        1,980     18.3%       2,297     21.1%
Walters Oil and Gas................     1,478     14.3%        1,333     12.3%       1,195     11.0%
                                      -------     -----      -------     -----      ------     -----
                                      $10,008     96.5%      $10,289     95.1%      $9,556     87.7%
                                      =======     =====      =======     =====      ======     =====

NOTE 4 -- RELATED PARTY TRANSACTIONS

  Revenues From Related Parties

     We receive platform access fees from Viosca Knoll Gathering Company and Flextrend Development Company, both of which are affiliates of our managing partner. For the year ended December 31, 1998, we received approximately $1.1 million from Tatham Offshore, a former affiliate of our managing partner as platform access fees related to the Viosca Knoll 817 platform.

  Management Fees

     Substantially all of the individuals who perform the day-to-day financial, administrative, accounting and operational functions for us, as well as those who are responsible for directing and controlling us, are currently employed by El Paso Corporation. Under a management agreement between El Paso and our managing partner, a management fee is charged to our managing partner which is intended to approximate the amount of resources allocated by El Paso in providing various operational, financial, accounting and administrative services on behalf of our managing partner and us. The management fee totaled $0.3 million, $0.7 million and $0.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. The management agreement expires on June 30, 2002, and may be terminated thereafter upon 90 days notice by either party. Under the

                   VK -- MAIN PASS GATHERING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

terms of our managing partners' partnership agreement, our managing partner is entitled to reimbursement of all reasonable general and administrative expenses and other reasonable expenses incurred by our managing partner and its affiliates for, or on our behalf, including, but not limited to, amounts payable by our managing partner to El Paso under its management agreement.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

  Financing Transactions

     Our managing partner has $175 million of Senior Subordinated Notes and a $500 million revolving credit facility. As a subsidiary of our managing partner, we, along with our affiliates, and our one percent non-managing partner guarantee both the Senior Subordinated Notes and the credit facility.

  Legal Proceedings

     In the ordinary course of business, we are subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect our financial position, results of operations, or cash flows.

                   EL PASO ENERGY PARTNERS DEEPWATER, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of El Paso Energy Partners Deepwater, L.L.C.:

     In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of members' capital present fairly, in all material respects, the financial position of El Paso Energy Partners Deepwater, L.L.C. (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 28, 2001

                   EL PASO ENERGY PARTNERS DEEPWATER, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS

  Investment in unconsolidated affiliate....................    $53,043        $59,260
                                                                -------        -------
          Total assets......................................    $53,043        $59,260
                                                                =======        =======

                            LIABILITIES AND MEMBERS' CAPITAL
Current liabilities
  Advances from affiliate...................................    $41,594        $28,564
                                                                -------        -------
          Total current liabilities.........................     41,594         28,564
Commitments and contingencies
Members' capital............................................     11,449         30,696
                                                                -------        -------
          Total liabilities and members' capital............    $53,043        $59,260
                                                                =======        =======

                            See accompanying notes.

                   EL PASO ENERGY PARTNERS DEEPWATER, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000      1999     1998
                                                              -------   -------   -----
Operating revenue...........................................  $    --   $    --   $  --
Operation and maintenance expenses..........................      429       565     606
                                                              -------   -------   -----
Operating loss..............................................     (429)     (565)   (606)
Other income (expense)
  Equity investment earnings (loss).........................    7,270     1,436    (255)
  Gain on sale, net.........................................       --    10,103      --
  Interest expense..........................................   (2,352)     (984)    (12)
                                                              -------   -------   -----
                                                                4,918    10,555    (267)
                                                              -------   -------   -----
Net income (loss)...........................................  $ 4,489   $ 9,990   $(873)
                                                              =======   =======   =====

                            See accompanying notes.

                   EL PASO ENERGY PARTNERS DEEPWATER, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                         STATEMENTS OF MEMBERS' CAPITAL
                                 (IN THOUSANDS)

                                                       EL PASO ENERGY    EL PASO ENERGY
                                                       PARTNERS, L.P.   PARTNERS COMPANY    TOTAL
                                                       --------------   ----------------   --------
Members' capital at January 1, 1998..................     $ (3,575)          $ (20)        $ (3,595)
  Net loss...........................................         (864)             (9)            (873)
  Distributions to members...........................       (1,264)            (13)          (1,277)
                                                          --------           -----         --------
Members' capital at December 31, 1998................       (5,703)            (42)          (5,745)
  Net income.........................................        9,889             101            9,990
  Contributions from members.........................       39,421              --           39,421
  Distributions to members...........................      (12,748)           (222)         (12,970)
                                                          --------           -----         --------
Members' capital at December 31, 1999................       30,859            (163)          30,696
  Net income.........................................        4,454              35            4,489
  Contributions from members.........................           63              --               63
  Distributions to members...........................      (23,559)           (240)         (23,799)
                                                          --------           -----         --------
Members' capital at December 31, 2000................     $ 11,817           $(368)        $ 11,449
                                                          ========           =====         ========

                            See accompanying notes.

                   EL PASO ENERGY PARTNERS DEEPWATER, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2000       1999      1998
                                                              --------   --------   -------
Cash flows from operating activities
  Net income (loss).........................................  $  4,489   $  9,990   $  (873)
  Adjustments to reconcile net income to cash provided by
     operating activities
     Gain on sale, net......................................        --    (10,103)       --
     Distributed earnings of equity investments
       (Earnings) loss from equity investments..............    (7,270)    (1,436)      255
       Distributions from equity investments................    13,550      6,901     1,000
  Working capital changes
     Deferred credit........................................        --        (82)       --
                                                              --------   --------   -------
          Net cash provided by operating activities.........    10,769      5,270       382
                                                              --------   --------   -------
Cash flows from investing activities
  Investment in unconsolidated affiliate....................       (63)    (3,978)     (299)
  Proceeds from sale of investment in unconsolidated
     affiliates.............................................        --     26,122        --
  Distributions related to the formation of Deepwater
     Holdings...............................................        --     20,000        --
                                                              --------   --------   -------
          Net cash provided by (used in) investing
            activities......................................       (63)    42,144      (299)
Cash flows from financing activities
  Advances from (to) affiliate, net.........................    13,030    (34,444)    1,194
  Contributions from members................................        63         --        --
  Distributions to members..................................   (23,799)   (12,970)   (1,277)
                                                              --------   --------   -------
          Net cash used in financing activities.............   (10,706)   (47,414)      (83)
                                                              --------   --------   -------
Change in cash and cash equivalents.........................        --         --        --
  Cash and cash equivalents
     Beginning of period....................................        --         --        --
                                                              --------   --------   -------
     End of period..........................................  $     --   $     --   $    --
                                                              ========   ========   =======
Noncash investing activity:
  Contribution of equity investments as follows:
     Investments in unconsolidated subsidiary...............             $ 69,484
     Capital contributions..................................             $ 39,421
     Advances from affiliate................................             $ 30,063

                            See accompanying notes.

                   EL PASO ENERGY PARTNERS DEEPWATER, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND NATURE OF BUSINESS

     El Paso Energy Partners Deepwater, L.L.C. is a limited liability company established in 1993 for the purpose of providing midstream energy services, including natural gas gathering, transportation and other related services primarily in the Gulf of Mexico. We changed our name in September 1999 from Stingray Holding Company, L.L.C. in connection with the formation of Deepwater Holdings L.L.C. Prior to that date, we held a 50 percent investment in Stingray Pipeline Company, which owns the Stingray system described below. In September 1999, we acquired interests in High Island Offshore System, or HIOS, East Breaks Gathering System, or East Breaks, U-T Offshore System, or UTOS, and the West Cameron dehydration facility, through a series of transactions with our managing partner. Also in September 1999, we and ANR Pipeline Company, or ANR, formed Deepwater Holdings L.L.C. Collectively, we and ANR owned 100 percent of the interests in HIOS, East Breaks, UTOS, Stingray and West Cameron. All of the interests in these assets were contributed to Deepwater Holdings, of which we have a 50 percent ownership interest.

     El Paso Energy Partners, L.P. owns a 99 percent managing partner interest in us and El Paso Energy Partners Company, an indirect wholly-owned subsidiary of El Paso Corporation, owns a one percent non-managing interest in us. Our managing partner changed its name to El Paso Energy Partners, L.P. in December 1999 from Leviathan Gas Pipeline Partners, L.P. El Paso Corporation is Energy Partners' general partner and owns 27.8 percent of Energy Partners' common units consisting of 8,953,764 units.

     In accordance with a Federal Trade Commission order related to El Paso Corporation's merger with The Coastal Corporation, Deepwater Holdings divested a number of Gulf of Mexico assets in January 2001. As a result of the merger, ANR, whose parent company was The Coastal Corporation, has become our affiliate.

     Following is a description of Deepwater Holdings' assets:

     - HIOS is a natural gas transmission system consisting of 204 miles of pipeline which includes three supply laterals that connect to a 42-inch diameter mainline. HIOS transports natural gas received from fields located in the Galveston, Garden Banks, West Cameron and East Breaks areas of the Gulf of Mexico to a junction platform owned by HIOS located in West Cameron Block 167.

     - East Breaks is a natural gas gathering system consisting of 85 miles of 18 to 20-inch diameter pipeline that connects HIOS to the Diana and Hoover fields being developed by subsidiaries of ExxonMobil and BP Amoco plc. Production from the Diana and Hoover properties has been committed to this system. East Breaks began operating in June 2000.

     - UTOS is a natural gas transmission system consisting of 30 miles of 42-inch diameter pipeline extending from an interconnection with HIOS at West Cameron Block 167 to the Johnson Bayou production handling facility, owned by UTOS. The Johnson Bayou facility provides primarily natural gas and liquids separation and natural gas dehydration services for natural gas transported on HIOS and UTOS. Under a Federal Trade Commission, or FTC, order, Deepwater Holdings has agreed to sell its interest in UTOS. The transaction is expected to close in April 2001.

     - Stingray is a natural gas gathering system consisting of (i) 361 miles of 6 to 36-inch diameter pipeline that transports natural gas from HIOS, West Cameron, East Cameron and Vermilion lease areas in the Gulf of Mexico to onshore transmission systems in Louisiana, (ii) 43 miles of 16 to 20-inch diameter pipeline connecting platforms and leases in the Garden Banks Block 191 and 72 areas to Stingray, and (iii) 13 miles of 16-inch diameter pipeline connecting our platform at East Cameron Block 373 to Stingray at East Cameron Block 338. Under a FTC order, Deepwater Holdings sold its interests in Stingray in January 2001.

     - The West Cameron dehydration facility is located at the northern terminus of the Stingray system. This onshore Louisiana facility provides dehydration services for natural gas transported on the

                   EL PASO ENERGY PARTNERS DEEPWATER, L.L.C.

Stingray system. El Paso Energy Partners, L.P. began operating West Cameron and related facilities effective November 1, 1999. Under a FTC order, Deepwater
      Holdings sold its interest in West Cameron in January 2001.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Our financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States. Our financial statements for previous periods include certain reclassifications that were made to conform to the current year presentation. Such reclassifications have no impact on reported net income or members' capital.

  Cash and Cash Equivalents

     We consider short-term investments purchased with an original maturity of less than three months to be cash equivalents.

  Affiliated Receivables and Payables

     Our managing partner collects cash and makes disbursements on our behalf as part of our operating activities. Additionally, our managing partner may make advances to us for purposes of our capital investment. Such advances are classified as current liabilities in the accompanying balance sheets given they are payable on demand. Historically, our managing partner has not demanded repayment of these amounts. Interest costs are allocated to us based on the average balance of our affiliated payables times our managing partner's average interest rate, which was 9.1% and 9.0% at December 31, 2000 and 1999, respectively.

  Investment in Unconsolidated Affiliates

     We account for investments in companies where we have the ability to exert significant influence over, but not control over operating and financial policies, using the equity method with our proportionate share of net income(loss) of the investee included in the accompanying statements of operations. Any difference between the carrying amount of investment and the underlying equity in net assets of the investee is considered to be goodwill and amortized on a straight-line basis over the estimated lives of the underlying net assets of the investee.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. No environmental liabilities existed at December 31, 2000 and 1999.

  Income Taxes

     We are organized as a Delaware limited liability company and are treated as a partnership for income tax purposes, and as a result, our income or loss for income tax purposes is includable in the tax returns of each member. Accordingly, no provision for income taxes has been recorded in the accompanying financial statements.

                   EL PASO ENERGY PARTNERS DEEPWATER, L.L.C.

  Fair Value of Financial Instruments

     The estimated fair value of all financial instruments approximate their carrying amounts in the accompanying balance sheets due to the short-term maturity of these instruments.

  Management's Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Distributions and Income Allocation

     We make quarterly distributions of 100 percent of available cash, as defined in our limited liability company agreement, to our members in accordance with their respective membership interest. Available cash generally consists of all cash receipts plus reductions in reserves less all cash disbursements and net additions to reserves. Our managing partner has broad discretion to establish reserves. Net income (loss) is allocated to our members in accordance with their respective membership interests, subject to limitations on the allocation of losses as defined in our limited liability company agreement.

  Recent Pronouncements

     In June of 1998, the Financial Accounting Standards Board, (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133 and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It will require that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income, or other comprehensive income, depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We have adopted SFAS No. 133 beginning January 1, 2001, and have determined there is no impact on us at this time. However, if we enter into any derivative contracts, these transactions may have an impact on our financial statements.

NOTE 3 -- ACQUISITIONS AND DISPOSITIONS

  Deepwater Holdings

     In September 1999, our managing partner contributed its interests in HIOS, East Breaks, UTOS and the West Cameron dehydration facility to us and we formed Deepwater Holdings with ANR, to reorganize our interests in various joint ventures. In the transaction, we and ANR contributed our respective interests in various pipeline systems and facilities to Deepwater Holdings. Following this reorganization, Deepwater Holdings owned 100 percent of East Breaks, HIOS, UTOS and Stingray, along with the West Cameron dehydration facility. In exchange for our contribution, we received a 59.66 percent interest in Deepwater Holdings. We simultaneously sold a 9.66 percent members' interest in Deepwater Holdings to ANR for $26.1 million to effect a 50/50 ownership position. We realized a $10.1 million gain associated with the sale. In conjunction with the transaction, we became the full operator of the UTOS, HIOS and East Breaks systems on June 1, 2000.

                   EL PASO ENERGY PARTNERS DEEPWATER, L.L.C.

NOTE 4 -- EQUITY INVESTMENTS

     As of December 31, 2000, the carrying amount of our equity investments exceeded the underlying equity in net assets by approximately $62.1 million. The difference is being amortized on a straight-line basis over the estimated life of the affiliate's underlying net assets. Summarized financial information for our investment is as follows:

                                                       AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------
                                                    2000                1999                 1998
                                                  ---------   ------------------------   ------------
                                                  DEEPWATER   DEEPWATER     STINGRAY       STINGRAY
                                                  HOLDINGS,   HOLDINGS,   PIPELINE CO.   PIPELINE CO.
                                                   L.L.C.     L.L.C.(A)    L.L.C.(A)        L.L.C.
                                                  ---------   ---------   ------------   ------------
                                                                    (IN THOUSANDS)
Operating results data
  Operating revenues............................  $  67,122   $ 14,106      $13,322        $ 23,008
  Other income..................................        532         87        1,898             670
  Operating expenses............................    (25,279)    (8,183)      (7,932)        (16,814)
  Depreciation..................................    (18,138)    (4,023)      (5,699)         (6,852)
  Other expenses................................    (10,711)    (1,402)      (1,516)         (1,668)
                                                  ---------   --------      -------        --------
          Net income (loss).....................  $  13,526   $    585      $    73        $ (1,656)
                                                  =========   ========      =======        ========
Our share
  Allocated income (loss).......................  $   6,763   $    293      $    37        $   (828)
  Adjustments(b)................................        507       (118)       1,224             573
                                                  ---------   --------      -------        --------
  Earnings from equity investments..............  $   7,270   $    175      $ 1,261        $   (255)
                                                  =========   ========      =======        ========
  Allocated distributions.......................  $  13,550   $  4,400      $ 2,501        $  1,000
                                                  =========   ========      =======        ========
Financial position data
  Current assets................................  $  46,128   $ 34,334      $    --        $ 17,892
  Noncurrent assets.............................    237,012    208,939           --          50,109
  Current liabilities...........................     39,962     32,727           --          18,960
  Long-term debt................................    157,000    122,000           --          20,583
  Other noncurrent liabilities..................      9,517         41           --          12,924

- ---------------

 (a) We owned a 50 percent interest in Stingray Pipeline Company L.L.C. through September 1999. In September 1999, we contributed our interest in Stingray Pipeline Company to Deepwater Holdings L.L.C. in exchange for a 50 percent equity interest.

 (b) We record adjustments primarily for purchase price adjustments in accordance with APB Opinion No. 16, except for Stingray Pipeline Company which resulted from changes in estimates of reserves for uncollectible revenues.

NOTE 6 -- RELATED PARTY TRANSACTIONS

  Management Fees

     Substantially all of the individuals who perform the day-to-day financial, administrative, accounting and operational functions for us, as well as those who are responsible for directing and controlling us, are currently employed by El Paso Corporation. Under a management agreement between El Paso and our managing partner, a management fee is charged to our managing partner which is intended to approximate the amount of resources allocated by El Paso in providing various operational, financial, accounting and administrative services on behalf of our managing partner and us. For each of the three years ended December 31, 2000, 1999 and 1998, the management fee was $0.3 million. The management agreement expires on June 30, 2002, and may be terminated thereafter upon 90 days notice by either party. Under the terms of our managing partners' partnership agreement, our managing partner is entitled to reimbursement of all reasonable general and administrative expenses and other reasonable expenses incurred by our managing partner and its affiliates for,

                   EL PASO ENERGY PARTNERS DEEPWATER, L.L.C.

or on our behalf, including, but not limited to, amounts payable by our managing partner to El Paso under its management agreement.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

  Financing Transactions

     Our managing partner has $175 million of Senior Subordinated Notes and a $500 million revolving credit facility. As a subsidiary of our managing partner, we, along with our affiliates, and our one percent non-managing partner, guarantee both the Senior Subordinated Notes and the credit facility.

     Deepwater Holdings has a $175 million revolving credit facility that matures in February 2004. Deepwater Holdings' ability to borrow money under this credit facility is subject to certain customary terms and conditions, including borrowing base limitations. The credit facility is collateralized by substantially all of the material contracts and agreements of Deepwater Holdings, including Deepwater Holdings' ownership in Stingray, UTOS, West Cameron, HIOS and East Breaks. As of December 31, 2000, Deepwater Holdings had $157 million outstanding under its credit facility at an average floating interest rate of 8.1% and had $18 million available as a result of its borrowing base limitations. The proceeds from the sale of Stingray and West Cameron in January 2001 of approximately $50 million were used to reduce the credit facility. This facility may restrict the ability of Deepwater Holdings to pay distributions to us.

  Legal Proceedings

     We, along with several subsidiaries of El Paso, have been named defendants in actions brought by Jack Grynberg on behalf of the United States Government under the False Claims Act. Generally, the complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming.)

     We have also been named a defendant in an action styled Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants have mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint, once transferred to the same court handling the Grynberg complaint, has been sent back to the Kansas State Court for further proceedings.

     In the ordinary course of business, we are subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect our financial position, results of operations, or cash flows.

  Regulatory Matters

     In December 1998, Stingray filed for a general rate increase with the Federal Energy Regulatory Commission, or FERC. Pursuant to an order issued by FERC in December 1998, the increased rates became effective in June 1999, subject to refund. A hearing on the merits of Stingray's filing was held in December 1999 and the case is still pending before FERC. HIOS and UTOS currently operate under agreements with their respective customers that provide for rates that have been approved by FERC. Our remaining systems are gathering facilities and, as such, are not currently subject to rate and certificate regulation by FERC.

                   EL PASO ENERGY PARTNERS DEEPWATER, L.L.C.

NOTE 8 -- SUBSEQUENT EVENTS

     In January 2001, Deepwater Holdings sold its interest in Stingray and West Cameron. Deepwater received cash of approximately $50 million and used the proceeds to pay down its credit facility. Deepwater also entered into an agreement to sell its interest in UTOS for approximately $4 million to be completed upon receipt of all necessary approvals, including final approval by the FTC. The sale of UTOS is expected to close during April 2001. The carrying value of our investment in Stingray, West Cameron and UTOS was approximately $70.3 million at December 31, 2000.

                         DELOS OFFSHORE COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of Delos Offshore Company:

     In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of members' capital present fairly, in all material respects, the financial position of Delos Offshore Company, L.L.C. (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 28, 2001

                         DELOS OFFSHORE COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS

Current assets
  Accounts receivable, trade................................    $   830        $   280
                                                                -------        -------
          Total current assets..............................        830            280
                                                                -------        -------
Property, plant and equipment
  Platforms and facilities..................................     34,832         30,250
  Construction work in process..............................      2,000         12,787
                                                                -------        -------
                                                                 36,832         43,037
  Less: accumulated depreciation............................      3,054          1,859
                                                                -------        -------
          Property, plant and equipment, net................     33,778         41,178
                                                                -------        -------
          Total assets......................................    $34,608        $41,458
                                                                =======        =======

                            LIABILITIES AND MEMBERS' CAPITAL
Current liabilities
  Accounts payable, trade...................................    $    --        $   633
  Advances from affiliate...................................     38,988         44,501
  Accrued expenses..........................................        131            131
                                                                -------        -------
          Total current liabilities.........................     39,119         45,265
Commitments and contingencies
Members' capital............................................     (4,511)        (3,807)
                                                                -------        -------
          Total liabilities and members' capital............    $34,608        $41,458
                                                                =======        =======

                            See accompanying notes.

                         DELOS OFFSHORE COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
Operating revenues
  Platform fees.............................................  $10,070   $ 8,238   $ 5,517
                                                              -------   -------   -------
Operating expenses
  Operation and maintenance.................................    1,074     1,842     1,968
  Depreciation..............................................    1,195     1,066       794
                                                              -------   -------   -------
                                                                2,269     2,908     2,762
                                                              -------   -------   -------
Operating income............................................    7,801     5,330     2,755
                                                              -------   -------   -------
Interest expense............................................   (3,745)   (2,377)   (1,873)
                                                              -------   -------   -------
Net income..................................................  $ 4,056   $ 2,953   $   882
                                                              =======   =======   =======

                            See accompanying notes.

                         DELOS OFFSHORE COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                         STATEMENTS OF MEMBERS' CAPITAL
                                 (IN THOUSANDS)

                                                        EL PASO ENERGY    EL PASO ENERGY
                                                        PARTNERS, L.P.   PARTNERS COMPANY    TOTAL
                                                        --------------   ----------------   -------
Members' capital at January 1, 1998...................     $  (708)            $ (7)        $  (715)
  Net income..........................................         873                9             882
  Distributions to members............................      (2,049)             (21)         (2,070)
                                                           -------             ----         -------
Members' capital at December 31, 1998.................      (1,884)             (19)         (1,903)
  Net income..........................................       2,923               30           2,953
  Distributions to members............................      (4,808)             (49)         (4,857)
                                                           -------             ----         -------
Members' capital at December 31, 1999.................      (3,769)             (38)         (3,807)
  Net income..........................................       4,015               41           4,056
  Distributions to members............................      (4,712)             (48)         (4,760)
                                                           -------             ----         -------
Members' capital at December 31, 2000.................     $(4,466)            $(45)        $(4,511)
                                                           =======             ====         =======

                            See accompanying notes.

                         DELOS OFFSHORE COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
Cash flows from operating activities
  Net income................................................  $  4,056    $  2,953    $   882
  Adjustments to reconcile net income to cash provided by
     (used in) operating activities
     Depreciation...........................................     1,195       1,066        794
     Working capital changes
       Accounts receivable, trade...........................      (550)        (57)      (223)
       Accounts payable, trade..............................      (633)        633     (2,915)
       Accrued expenses.....................................        --         130         --
       Other noncurrent liabilities.........................        --         (38)    (4,738)
                                                              --------    --------    -------
          Net cash provided by (used in) operating
            activities......................................     4,068       4,687     (6,200)
                                                              --------    --------    -------
Cash flows from investing activities
  Capital expenditures......................................   (43,446)    (12,723)    (7,854)
  Proceeds from sale of asset to affiliate..................    49,651          --         --
                                                              --------    --------    -------
          Net cash provided by (used in) investing
            activities......................................     6,205     (12,723)    (7,854)
                                                              --------    --------    -------
Cash flows from financing activities
  Advances from affiliate...................................    (5,513)     12,893     16,124
  Distributions to members..................................    (4,760)     (4,857)    (2,070)
                                                              --------    --------    -------
          Net cash provided by (used in) financing
            activities......................................   (10,273)      8,036     14,054
                                                              --------    --------    -------
Change in cash and cash equivalents.........................        --          --         --
Cash and cash equivalents
  Beginning of period.......................................        --          --         --
                                                              --------    --------    -------
  End of period.............................................  $     --    $     --    $    --
                                                              ========    ========    =======

                            See accompanying notes.

                         DELOS OFFSHORE COMPANY, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND NATURE OF BUSINESS

     Delos Offshore Company, L.L.C. is a limited liability company established in 1997 for the purpose of providing platform services. The East Cameron 373 platform is located at the south end of the central leg of the Stingray system. The platform serves as the host for Kerr-McGee Corporation's East Cameron Block 373 production and as the landing site for Garden Banks Blocks 108 and 152 production.

     El Paso Energy Partners, L.P. owns a 99 percent managing partner interest in us and El Paso Energy Partners Company, an indirect wholly-owned subsidiary of El Paso Corporation, owns a one percent non-managing interest in us. Our managing partner changed its name to El Paso Energy Partners, L.P. in December 1999 from Leviathan Gas Pipeline Partners, L.P. El Paso Corporation is Energy Partners' general partner and owns 27.8 percent of Energy Partners' common units consisting of 8,953,764 units.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Our financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States. Our financial statements for previous periods include certain reclassifications that were made to conform to the current year presentation. Such reclassifications have no impact on reported net income or members' capital.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     We consider short-term investments purchased with an original maturity of less than three months to be cash equivalents.

  Affiliated Receivables and Payables

     Our managing partner collects cash and makes disbursements on our behalf as part of our operating activities. Additionally, our managing partner may make advances to us for purposes of our capital investment. Such advances are classified as current liabilities in the accompanying balance sheets given they are payable on demand. Historically, our managing partner has not demanded repayment of these amounts. Interest costs are allocated to us based on the average balances of our affiliated payables times our managing partner's average interest rate, which was 9.1% and 9.0% at December 31, 2000 and 1999, respectively.

  Allowance for Doubtful Accounts

     Collectibility of accounts receivable is reviewed regularly and an allowance is recorded as necessary, primarily under the specific identification method. At December 31, 2000 and 1999, no allowance for doubtful accounts was recorded.

  Property, Plant and Equipment

     Platforms and related facilities are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets which approximates 30 years. Repair and maintenance costs are expensed as incurred, while additions, improvements and replacements are capitalized.

                         DELOS OFFSHORE COMPANY, L.L.C.

     In 1999, we began constructing the Prince TLP, or tension-leg platform, for El Paso Production Company. In 2000, our managing partner successfully negotiated a project-finance loan on behalf of Argo, an affiliate of our managing partner. As a condition of the financing, the asset being constructed was required to be owned by Argo. As a result, we transferred the asset to Argo in September 2000 at its cost-to-date of $49.7 million.

     Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining depreciation provisions for platforms and related facilities.

     Retirement, sales and disposals of assets are recorded by eliminating the related costs and accumulated depreciation of the disposed assets with any resulting gain of loss reflected in income.

     We evaluate impairment of our property, plant and equipment in accordance with Statement of Financial Accounting Standards, or SFAS, No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Revenue Recognition

     Revenue from platform services is recognized in the period the services are provided. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, to provide guidance for revenue recognition issues and disclosure requirements. SAB No. 101 offers guidelines, examples, and explanations for uncertain matters relating to the recognition of revenue and became effective for us in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material impact on our financial position, results of operations, or cash flows.

  Income Taxes

     We are organized as a Delaware limited liability company and are treated as a partnership for income tax purposes, and as a result, our income or loss for income tax purposes is includable in the tax returns of each member. Accordingly, no provision for income taxes has been recorded in the accompanying financial statements.

  Fair Value of Financial Instruments

     The estimated fair value of all financial instruments approximates their carrying amounts in the accompanying balance sheets due to the short-term maturity of these instruments.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. No environmental liabilities existed at December 31, 2000 and 1999.

  Cash Distributions and Income Allocation

     We make quarterly distributions of 100 percent of available cash, as defined in our limited liability company agreement, to our members in accordance with their respective membership interest. Available cash generally consists of all cash receipts plus reductions in reserves less all cash disbursements and net additions to reserves. Our managing partner has broad discretion to establish reserves. Net income (loss) is allocated to our members in accordance with their respective membership interests, subject to limitations on the allocation of losses as defined in our limited liability company agreement.

                         DELOS OFFSHORE COMPANY, L.L.C.

  Recent Pronouncements

     In June of 1998, the Financial Accounting Standards Board, (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133 and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It will require that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income, or other comprehensive income, depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We have adopted SFAS No. 133 beginning January 1, 2001, and have determined there is no impact on us at this time. However, if we enter into any derivative contracts, these transactions may have an impact on our financial statements.

NOTE 3 -- MAJOR CUSTOMER

     We are party to a platform agreement with Kerr-McGee Corporation, which is our only customer. Under the terms of this agreement, Kerr-McGee is charged a fee for processing natural gas, condensate, water, and dehydration. Platform fees and accounts receivable for the years ended December 31, 2000, 1999, and 1998 consist solely of revenues from Kerr-McGee. The loss of Kerr-McGee as a customer would have a material adverse effect on us.

NOTE 4 -- RELATED PARTY TRANSACTIONS

  Management Fees

     Substantially all of the individuals who perform the day-to-day financial, administrative, accounting and operational functions for us, as well as those who are responsible for directing and controlling us, are currently employed by El Paso Corporation. Under a management agreement between El Paso and our managing partner, a management fee is charged by our managing partner which is intended to approximate the amount of resources allocated by El Paso in providing various operational, financial, accounting and administrative services on behalf of our managing partner and us. The management fee totaled $0.3 million, $0.7 million and $1.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The management agreement expires on June 30, 2002, and may be terminated thereafter upon 90 days notice by either party. Under the terms of our managing partners' partnership agreement, our managing partner is entitled to reimbursement of all reasonable general and administrative expenses and other reasonable expenses incurred by our managing partner and its affiliates for, or on our behalf, including, but not limited to, amounts payable by our managing partner to El Paso under it management agreement.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

  Financing Transactions

     Our managing partner has $175 million of Senior Subordinated Notes and a $500 million revolving credit facility. As a subsidiary of our managing partner, we, along with our affiliates, and our one percent non-managing partner guarantee both the Senior Subordinated Notes and the credit facility.

                         DELOS OFFSHORE COMPANY, L.L.C.

  Legal Proceedings

     In the ordinary course of business, we are subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect our financial position, results of operations, or cash flows.

                     VK DEEPWATER GATHERING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                       CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of VK Deepwater Gathering Company, L.L.C.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of members' capital present fairly, in all material respects, the financial position of VK Deepwater Gathering Company, L.L.C. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 28, 2001

                     VK DEEPWATER GATHERING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS

Current assets
  Cash and cash equivalents.................................    $     --       $    481
  Accounts receivable, trade................................       4,355          4,018
  Materials and supplies....................................         232            232
                                                                --------       --------
          Total current assets..............................       4,587          4,731
                                                                --------       --------
Property, plant and equipment
  Pipelines and equipment...................................     147,203        141,183
  Construction work in progress.............................         190          5,237
                                                                --------       --------
                                                                 147,393        146,420
  Less: accumulated depreciation............................      21,526         16,233
                                                                --------       --------
     Property, plant and equipment, net.....................     125,867        130,187
                                                                --------       --------
          Total assets......................................    $130,454       $134,918
                                                                ========       ========

                            LIABILITIES AND MEMBERS' CAPITAL

Current liabilities
  Gas imbalance.............................................    $  4,532       $  1,425
  Advances from affiliate...................................     141,113        147,726
                                                                --------       --------
          Total current liabilities.........................     145,645        149,151
  Commitments and contingencies
  Minority interest.........................................          --          1,092
  Members' capital..........................................     (15,191)       (15,325)
                                                                --------       --------
          Total liabilities and members' capital............    $130,454       $134,918
                                                                ========       ========

                            See accompanying notes.

                     VK DEEPWATER GATHERING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
Operating revenues..........................................  $26,653   $16,195   $    --
                                                              -------   -------   -------
Operating expenses
  Operation and maintenance.................................    3,084     2,738     1,687
  Depreciation..............................................    5,293     3,147        69
                                                              -------   -------   -------
                                                                8,377     5,885     1,756
                                                              -------   -------   -------
Operating income (loss).....................................   18,276    10,310    (1,756)
                                                              -------   -------   -------

Other income (expense)
  Equity investment earnings................................       --     3,859     9,113
  Interest expense..........................................   (9,336)   (5,095)      (12)
  Other income..............................................        2        49       100
                                                              -------   -------   -------
                                                               (9,334)   (1,187)    9,201
                                                              -------   -------   -------
Minority interest...........................................      (82)     (109)       --
                                                              -------   -------   -------
Net income..................................................  $ 8,860   $ 9,014   $ 7,445
                                                              =======   =======   =======

                            See accompanying notes.

                     VK DEEPWATER GATHERING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                  CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL
                                 (IN THOUSANDS)

                                                         EL PASO ENERGY    EL PASO ENERGY
                                                         PARTNERS, L.P.   PARTNERS COMPANY    TOTAL
                                                         --------------   ----------------   --------
Members' capital at January 1, 1998....................     $ (6,860)         $   (70)       $ (6,930)
  Net income...........................................        7,370               75           7,445
  Distributions to members.............................      (11,541)            (118)        (11,659)
                                                            --------          -------        --------
Members' capital at December 31, 1998..................      (11,031)            (113)        (11,144)
  Net income...........................................        8,923               91           9,014
  Distributions to members.............................      (13,062)            (133)        (13,195)
                                                            --------          -------        --------
Members' capital at December 31, 1999..................      (15,170)            (155)        (15,325)
  Net income (loss)....................................        8,771               89           8,860
  Distributions to members.............................       (8,638)             (88)         (8,726)
                                                            --------          -------        --------
Members' capital at December 31, 2000..................     $(15,037)         $  (154)       $(15,191)
                                                            ========          =======        ========

                            See accompanying notes.

                     VK DEEPWATER GATHERING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       1999        1998
                                                              --------   ---------   --------
Cash flows from operating activities
  Net income................................................  $  8,860   $   9,014   $  7,445
  Adjustments to reconcile net income to cash provided by
     operating activities
     Depreciation...........................................     5,293       3,147         69
     Distributed earnings in equity investments
       Earnings from equity investments.....................        --      (3,859)    (9,113)
       Distributions from equity investments................        --       6,350     10,350
     Minority interest income...............................        82         109         --
     Working capital changes, net of effects of acquisitions
       and non-cash transactions:
       Accounts receivable, trade...........................      (337)     (4,018)        53
       Materials and supplies...............................        --        (232)        --
       Gas imbalance........................................     3,105       1,427         --
                                                              --------   ---------   --------
          Net cash provided by operating activities.........    17,003      11,938      8,804
                                                              --------   ---------   --------
Cash flows from investing activities
  Purchase of additional interest in Viosca Knoll Gathering
     Company................................................      (973)    (80,143)        --
  Investment in unconsolidated affiliates...................        --        (700)        --
                                                              --------   ---------   --------
          Net cash used in investing activities.............      (973)    (80,843)        --
                                                              --------   ---------   --------
Cash flows from financing activities
  Advances from affiliate, net..............................    (6,611)     82,581      2,855
  Acquisition of minority interest..........................    (1,174)         --         --
  Distributions to members..................................    (8,726)    (13,195)   (11,659)
                                                              --------   ---------   --------
          Net cash provided by (used in) financing
            activities......................................   (16,511)     69,386     (8,804)
                                                              --------   ---------   --------
Change in cash and cash equivalents.........................      (481)        481         --
  Cash and cash equivalents
     Beginning of period....................................       481          --         --
                                                              --------   ---------   --------
     End of period..........................................  $     --   $     481   $     --
                                                              ========   =========   ========
Non-Cash Investing Activity
Conversion of equity investment to consolidated
  subsidiary................................................  $     --   $ (36,372)  $     --
                                                              ========   =========   ========

                            See accompanying notes.

                     VK DEEPWATER GATHERING COMPANY, L.L.C.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND NATURE OF BUSINESS

     VK Deepwater Gathering Company, L.L.C. is a limited liability company formed in 1994 for the purpose of owning and operating an interest in the Viosca Knoll Gathering Company (Viosca Knoll). Viosca Knoll is a natural gas gathering system consisting of 125 miles of predominately 20-inch natural gas pipeline and a 7,000 horsepower compressor. Through June 1999, we held a 50 percent interest in Viosca Knoll. In June 1999, we acquired an additional 49 percent interest, and in September 2000, we acquired the remaining one percent interest from a subsidiary of El Paso Corporation, bringing our total interest in Viosca Knoll to 100 percent.

     El Paso Energy Partners, L.P. owns a 99 percent managing partner interest in us and El Paso Energy Partners Company, an indirect wholly-owned subsidiary of El Paso Corporation, owns a one percent non-managing interest in us. Our managing partner changed its name to El Paso Energy Partners, L.P. in December 1999 from Leviathan Gas Pipeline Partners, L.P. El Paso Corporation is Energy Partners' general partner and owns 27.8 percent of Energy Partners' common units consisting of 8,953,764 units.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation

     Our financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States. Our financial statements for previous periods include certain reclassifications that were made to conform to the current year presentation. Such reclassifications have no impact on reported net income or member's capital.

     Our consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. We account for investments in companies where we have the ability to exert significant influence over, but not control over operating and financial policies, using the equity method. During 1999 and 2000, a subsidiary of El Paso Corporation had a one percent ownership interest in our subsidiary which represents the minority interest in our consolidated financial statements.

  Cash and Cash Equivalents

     We consider short-term investments purchased with an original maturity of less than three months to be cash equivalents.

  Affiliated Receivables and Payables

     Our managing partner collects cash and makes disbursements on our behalf as part of our operating activities. Additionally, our managing partner may make advances to us for purposes of our capital investment. Such advances are classified as current liabilities in the accompanying balance sheets given they are payable on demand. Historically, our managing partner has not demanded repayment of these amounts. Interest costs are allocated to us based on the average balance of our affiliated payables times our managing partner's average interest rate, which was 9.1% and 9.0% at December 31, 2000 and 1999, respectively.

  Allowance for Doubtful Accounts

     Collectibility of accounts receivable is reviewed regularly and an allowance is recorded as necessary, primarily under the specific identification method. At December 31, 2000 and 1999, no allowance for doubtful accounts was recorded.

                     VK DEEPWATER GATHERING COMPANY, L.L.C.

  Property, Plant and Equipment

     Gathering pipelines and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets which approximate 30 years. Repair and maintenance costs are expensed as incurred, while additions, improvements and replacements are capitalized.

     Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining depreciation provisions for gathering pipelines and equipment.

     Retirement, sales and disposals of assets are recorded by eliminating the related costs and accumulated depreciation of the disposed assets with any resulting gain of loss reflected in income.

     We evaluate impairment of our property, plant and equipment in accordance with Statement of Financial Accounting Standards, or SFAS, No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Investment in Unconsolidated Affiliates

     We account for our investment in companies where we have the ability to exert significant influence over, but not control over operating and financial policies, using the equity method with our proportionate share of net income
(loss) of the investee included in the accompanying statements of operations. Any difference between the carrying amount of the investment and the underlying equity in net assets of the investee is considered to be goodwill and amortized on a straight-line basis over the estimated lives of the underlying net assets of the respective investee.

  Revenue Recognition

     Revenue from pipeline transportation of hydrocarbons is recognized upon receipt of the hydrocarbons into the pipeline system. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, to provide guidance for revenue recognition issues and disclosure requirement. SAB No. 101 offers guidelines, examples, and explanations for uncertain matters relating to the recognition of revenue and became effective for us in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material impact on our financial position, results of operations, or cash flows.

  Cash Distributions and Income Allocation

     We make quarterly distributions of 100 percent of available cash, as defined in our limited liability company agreement, to our members in accordance with their respective membership interest. Available cash generally consists of all cash receipts plus reductions in reserves less all cash disbursements and net additions to reserves. Our managing partner has broad discretion to establish reserves. Net income (loss) is allocated to our members in accordance with their respective membership interests, subject to limitations on the allocation of losses as defined in our limited liability company agreement.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. No environmental liabilities existed at December 31, 2000 and 1999.

                     VK DEEPWATER GATHERING COMPANY, L.L.C.

  Income Taxes

     We are organized as a Delaware limited liability company and are treated as a partnership for income tax purposes, and as a result, our income or loss for income tax purposes is includable in the tax returns of each member. Accordingly, no provision for income taxes has been recorded in the accompanying financial statements.

  Fair Value of Financial Instruments

     The estimated fair value of all financial instruments approximate their carrying amounts in the accompanying balance sheets due to the short-term maturity of these instruments.

  Recent Pronouncements

     In June of 1998, the Financial Accounting Standards Board, (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133 and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It will require that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income, or other comprehensive income, depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We have adopted SFAS No. 133 beginning January 1, 2001, and have determined there is no impact on us at this time. However, if we enter into any derivative contracts, these transactions may have an impact on our financial statements.

  Management's Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 -- ACQUISITIONS

     In June 1999, we acquired an additional 49 percent in Viosca Knoll from an affiliate of El Paso Corporation for consideration totaling $80.6 million. This was accomplished through a series of transactions effected by our managing partner. As a result of the acquisition, we began consolidating Viosca Knoll in June 1999.

     Our acquisition was accounted for as a purchase and the purchase price was assigned to the assets and liabilities acquired based upon their estimated fair value as of the acquisition date. The following is summary information related to the acquisition (in thousands):

Fair value of assets acquired..........................     $83,105
Cash acquired..........................................         434
Fair value of liabilities assumed......................      (2,962)
                                                            -------
          Total purchase price.........................     $80,577
                                                            =======

                     VK DEEPWATER GATHERING COMPANY, L.L.C.

     The following selected unaudited pro forma information represents our consolidated results of operations on a pro forma basis for the years ended December 31, 1999 and 1998, assuming the Viosca Knoll acquisition had occurred on January 1, 1998:

                                                               1999          1998
                                                              -------       -------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER UNIT AMOUNTS)
Revenue.....................................................  $16,195       $29,334
Operating income............................................  $ 9,721       $19,411
Net income..................................................  $ 6,612       $19,474

     In September 2000, we purchased the remaining one percent of Viosca Knoll from an affiliate of El Paso Corporation for approximately $2.0 million bringing our total investment in Viosca Knoll to 100 percent.

NOTE 4 -- EQUITY INVESTMENTS

     Through June 1999, we held a 50 percent equity investment in Viosca Knoll, which was accounted for using the equity method of accounting. Information on Viosca Knoll is through May 31, 1999. On June 1, 1999, we began consolidating Viosca Knoll as a result of acquiring an additional 49 percent ownership interest.

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Operating results data:
  Operating revenues........................................  $12,338    $29,334
  Other income..............................................       31         50
  Operating expenses........................................     (925)    (3,031)
  Depreciation..............................................   (1,752)    (3,860)
  Other expenses............................................   (1,973)    (4,267)
                                                              -------    -------
          Net Income........................................  $ 7,719    $18,226
                                                              =======    =======
Our share:
  Earnings from equity investments..........................  $ 3,860    $ 9,113
                                                              =======    =======
  Allocated distributions...................................  $ 6,350    $10,350
                                                              =======    =======
Financial position data:
  Current assets............................................  $    --    $ 5,451
  Noncurrent assets.........................................       --     97,758
  Current liabilities.......................................       --      1,021
  Long-term debt............................................       --     66,700
  Other noncurrent liabilities..............................       --        340

                     VK DEEPWATER GATHERING COMPANY, L.L.C.

NOTE 5 -- MAJOR CUSTOMERS

     Transportation revenues from major customers were as follows (in thousands):

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                               -------------------------------------------
                                                       2000                   1999
                                               --------------------   --------------------
                                                         % OF TOTAL             % OF TOTAL
                                               AMOUNT     REVENUES    AMOUNT     REVENUES
                                               -------   ----------   -------   ----------
Shell Offshore...............................  $11,424     42.7%      $ 6,690     41.3%
Amoco Production.............................    3,617     13.5%        2,129     13.1%
ExxonMobil...................................    3,617     13.5%        2,258     13.9%
Synder Oil Corporation.......................       --        --        1,648     10.1%
                                               -------     -----      -------     -----
                                               $18,658     69.7%      $12,725     78.4%
                                               =======     =====      =======     =====

NOTE 6 -- RELATED PARTY TRANSACTIONS

  Revenues Received from and Expenses Paid to Related Parties

     For the year ended December 31, 2000 and the seven months ended December 31, 1999, Viosca Knoll received approximately $0.6 million and $0.7 million, respectively, from Flextrend Development Company, L.L.C. for transportation fees and approximately $0.1 million for both time periods for compression fees. For the year ended December 31, 2000 and the seven months ended December 31, 1999, we paid VK-Main Pass Gathering Company, L.L.C. approximately $1.9 million and $1.2 million, respectively, for expenses and platform access fees related to the Viosca Knoll 817 platform. We began consolidating Viosca Knoll following our acquisition of an additional 49 percent ownership interest in June 1999. As a result, revenues after this period were eliminated in consolidation.

  Management Fees

     Substantially all of the individuals who perform the day-to-day financial, administrative, accounting and operational functions for us, as well as those who are responsible for directing and controlling us, are currently employed by El Paso Corporation. Under a management agreement between El Paso Corporation and our managing partner, a management fee is charged to our managing partner which is intended to approximate the amount of resources allocated by El Paso Corporation in providing various operational, financial, accounting and administrative services on behalf of our managing partner and us. The management fee was $0.8 million, $0.8 million and $0.9 million for the years ended December 31, 2000, 1999 and 1998. The management agreement expires on June 30, 2002, and may be terminated thereafter upon 90 days notice by either party. Under the terms of our managing partners' partnership agreement, our managing partner is entitled to reimbursement of all reasonable general and administrative expenses and other reasonable expenses incurred by our managing partner and its affiliates for, or on our behalf, including, but not limited to, amounts payable by our managing partner to El Paso Corporation under its management agreement.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

  Financing Transactions

     Our managing partner has $175 million of Senior Subordinated Notes and a $500 million revolving credit facility. As a subsidiary of our managing partner, we, along with our affiliates and our one percent non-managing partner, guarantee both the Senior Subordinated Notes and the credit facility.

                     VK DEEPWATER GATHERING COMPANY, L.L.C.

  Legal Proceedings

     We, along with several subsidiaries of El Paso, have been named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, the complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming.)

     We have also been named a defendant in an action styled Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants have mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint, once transferred to the same court handling the Grynberg complaint, has been sent back to the Kansas State Court for further proceedings.

     Viosca Knoll is named a defendant in the Samedan Oil Corporation suit in which the plaintiff alleges that we wrongfully utilized space and facilities on the platform on Block 261, Main Pass Area, offshore Alabama. We utilize the space and facilities on the platform under a continuing license agreement with Snyder Oil Corporation. We have notified Snyder that the suit falls within the scope of contractual indemnity provisions for with they are liable to us. We have demanded that they indemnify and defend us against all liability arising from this suit, as well as pay all costs of our defense.

     In the ordinary course of business, we are subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect our financial position, results of operations, or cash flows.

                 EL PASO ENERGY PARTNERS OIL TRANSPORT, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of El Paso Energy Partners Oil Transport, L.L.C.:

     In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of members' capital present fairly, in all material respects, the financial position of El Paso Energy Partners Oil Transport, L.L.C. (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 28, 2001

                   EL PASO ENERGY PARTNERS OIL TRANSPORT, LLC
                         (A LIMITED LIABILITY COMPANY)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS

Accounts receivable, trade..................................      $  7           $ --
Accounts receivable, affiliate..............................        97            104
                                                                  ----           ----
          Total assets......................................      $104           $104
                                                                  ====           ====

                            LIABILITIES AND MEMBERS' CAPITAL
Advances from affiliate.....................................      $103           $103
Commitments and contingencies
Members' capital............................................         1              1
                                                                  ----           ----
          Total liabilities and members' capital............      $104           $104
                                                                  ====           ====

                            See accompanying notes.

                   EL PASO ENERGY PARTNERS OIL TRANSPORT, LLC
                         (A LIMITED LIABILITY COMPANY)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Operating revenues..........................................  $1,581    $1,261    $1,001
Operation and maintenance expense...........................  (1,581)   (1,261)   (1,001)
                                                              ------    ------    ------
Net income..................................................  $   --    $   --    $   --
                                                              ======    ======    ======

                            See accompanying notes.

                 EL PASO ENERGY PARTNERS OIL TRANSPORT, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                         STATEMENTS OF MEMBERS' CAPITAL
                                 (IN THOUSANDS)

                                                          EL PASO ENERGY    EL PASO ENERGY
                                                          PARTNERS, L.P.   PARTNERS COMPANY   TOTAL
                                                          --------------   ----------------   -----
Members' capital at January 1, 1998.....................       $  1              $ --         $  1
  Net income............................................         --                --           --
                                                               ----              ----         ----
Members' capital at December 31, 1998...................          1                --            1
  Net income............................................         --                --           --
                                                               ----              ----         ----
Members' capital at December 31, 1999...................          1                --            1
  Net income............................................         --                --           --
                                                               ----              ----         ----
Members' capital at December 31, 2000...................       $  1              $ --         $  1
                                                               ====              ====         ====

                            See accompanying notes.

                   EL PASO ENERGY PARTNERS OIL TRANSPORT, LLC
                         (A LIMITED LIABILITY COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000     1999      1998
                                                              ------   -------   ------
Cash flows from operating activities:
  Net income................................................    $--     $  --     $ --
  Adjustments to reconcile net income to cash provided by
     (used in) operating activities:
     Working capital changes:
       Accounts receivable, trade...........................     (7)       24      (24)
       Other current liabilities............................     --        --       58
                                                                ---     -----     ----
          Net cash provided by (used in) operating
            activities......................................     (7)       24       34
                                                                ---     -----     ----
Cash flows from financing activities:
  Advances to (from) affiliate, net.........................      7       (24)     (34)
                                                                ---     -----     ----
          Net cash provided by (used in) financing
            activities......................................      7       (24)     (34)
                                                                ---     -----     ----
Change in cash and cash equivalents:........................     --        --       --
Cash and cash equivalents:
  Beginning of period.......................................     --        --       --
                                                                ---     -----     ----
  End of period.............................................    $--     $  --     $ --
                                                                ===     =====     ====

                            See accompanying notes.

                 EL PASO ENERGY PARTNERS OIL TRANSPORT, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND NATURE OF BUSINESS

     El Paso Energy Partners Oil Transport, L.L.C., formerly Leviathan Oil Transport, L.L.C., is a limited liability company established in 1994 for the purpose of managing and operating the Ship Shoal 332, Garden Banks 72 and Viosca Knoll 817 platforms, all owned by affiliates. We provide these services at cost.

     El Paso Energy Partners, L.P. owns a 99 percent managing partner interest in us and El Paso Energy Partners Company, an indirect wholly-owned subsidiary of El Paso Corporation, owns a one percent non-managing interest in us. Our managing partner changed its name to El Paso Energy Partners, L.P. in December 1999 from Leviathan Gas Pipeline Partners, L.P. El Paso Corporation is Energy Partners' general partner and owns 27.8 percent of Energy Partners' common units of 8,953,764 units.

     In connection with a Federal Trade Commission order relating to El Paso Corporation's merger with The Coastal Corporation, our managing partner sold 50 percent of its interest in the Ship Shoal 332 platform.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Our financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States. Our financial statements for previous periods include reclassifications that were made to conform to the current year presentation. Such reclassifications have no impact on reported net income or members' capital.

  Cash and Cash Equivalents

     We consider short-term investments purchased with an original maturity of less than three months to be cash equivalents.

  Affiliated Receivables and Payables

     Our managing partner collects cash and makes disbursements on our behalf as part of our operating activities. Additionally, our managing partner may make advances to us for purposes of our capital investment. Such advances are classified as current liabilities in the accompanying balance sheets given they are payable on demand. Historically, our managing partner has not demanded repayment of these amounts.

  Allowance for Doubtful Accounts

     Collectibility of accounts receivable is reviewed regularly and an allowance is recorded as necessary, primarily under the specific identification method. At December 31, 2000 and 1999, no allowance for doubtful accounts was recorded.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. No environmental liabilities existed at December 31, 2000 and 1999.

  Cash Distributions and Income Allocation

     We make quarterly distributions of 100 percent of available cash, as defined in our limited liability company agreement, to our members in accordance with their respective membership interest. Available cash

                 EL PASO ENERGY PARTNERS OIL TRANSPORT, L.L.C.

generally consists of all cash receipts plus reductions in reserves less all cash disbursements and net additions to reserves. Our managing partner has broad discretion to establish reserves. Net income (loss) is allocated to our members in accordance with their respective membership interests, subject to limitations on the allocation of losses as defined in our limited liability company agreement.

  Income Taxes

     We are organized as a Delaware limited liability company and are treated as a partnership for income tax purposes, and as a result, our income or loss for income tax purposes is includable in the tax returns of each member. Accordingly, no provision for income taxes has been recorded in the accompanying financial statements.

  Fair Value of Financial Instruments

     The estimated fair value of all financial instruments approximates their carrying amounts in the accompanying balance sheets due to the short-term maturity of these instruments.

  Management's Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Recent Pronouncements

     In June of 1998, the Financial Accounting Standards Board, (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133 and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It will require that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income, or other comprehensive income, depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We have adopted SFAS No. 133 beginning January 1, 2001, and have determined there is no impact on us at this time. However, if we enter into any derivative contracts, these transactions may have an impact on our financial statements.

NOTE 3 -- COMMITMENTS AND CONTINGENCIES

  Financing Transactions

     Our managing partner has $175 million of Senior Subordinated Notes and a $500 million revolving credit facility. As a subsidiary of our managing partner, we, along with our affiliates, and our one percent non-managing partner guarantee both the Senior Subordinated Notes and the credit facility.

                 EL PASO ENERGY PARTNERS OIL TRANSPORT, L.L.C.

  Legal Proceedings

     In the ordinary course of business, we are subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect our financial position, results of operations, or cash flows.

                       POSEIDON PIPELINE COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of Poseidon Pipeline Company, L.L.C.:

     In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of members' capital present fairly, in all material respects, the financial position of Poseidon Pipeline Company, L.L.C. (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 28, 2001

                         POSEIDON PIPELINE COMPANY, LLC
                         (A LIMITED LIABILITY COMPANY)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS

Current assets
  Accounts receivable, trade................................    $     70       $    --
  Accounts receivable, affiliate............................       9,615         2,652
                                                                --------       -------
          Total current assets..............................       9,685         2,652
                                                                --------       -------
Property, plant and equipment
  Platforms and related facilities..........................       2,222         2,222
  Less: accumulated depreciation............................         340           275
                                                                --------       -------
          Net property, plant and equipment.................       1,882         1,947
Investment in unconsolidated affiliate......................      38,372        41,830
                                                                --------       -------
          Total assets......................................    $ 49,939       $46,429
                                                                ========       =======

                            LIABILITIES AND MEMBERS' CAPITAL

Current liabilities
  Accounts payable, trade...................................    $     --       $   382
  Advances from affiliate...................................      67,161        48,793
                                                                --------       -------
          Total current liabilities.........................      67,161        49,175
Commitments and contingencies
Members' capital............................................     (17,222)       (2,746)
                                                                --------       -------
          Total liabilities and members' capital............    $ 49,939       $46,429
                                                                ========       =======

                            See accompanying notes.

                         POSEIDON PIPELINE COMPANY, LLC
                         (A LIMITED LIABILITY COMPANY)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
Operating revenues..........................................  $    --   $    --   $    --
                                                              -------   -------   -------
Operating expenses
  Operations and maintenance................................      394       603       764
  Depreciation..............................................       65        73        74
                                                              -------   -------   -------
                                                                  459       676       838
                                                              -------   -------   -------
Operating loss..............................................     (459)     (676)     (838)
Other income (expense)
  Equity investment earnings................................   12,718    18,887     7,991
  Interest expense..........................................   (4,665)   (3,838)   (3,408)
  Other income..............................................    1,728        91       126
                                                              -------   -------   -------
                                                                9,781    15,140     4,709
                                                              -------   -------   -------
Net income..................................................  $ 9,322   $14,464   $ 3,871
                                                              =======   =======   =======

                            See accompanying notes.

                       POSEIDON PIPELINE COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                         STATEMENTS OF MEMBERS' CAPITAL
                                 (IN THOUSANDS)

                                                       EL PASO ENERGY    EL PASO ENERGY
                                                       PARTNERS, L.P.   PARTNERS COMPANY    TOTAL
                                                       --------------   ----------------   --------
Members' capital at January 1, 1998..................     $ (3,502)          $ (36)        $ (3,538)
  Net income.........................................        3,832              39            3,871
  Distributions to members...........................       (4,997)            (51)          (5,048)
                                                          --------           -----         --------
Members' capital at December 31, 1998................       (4,667)            (48)          (4,715)
  Net income.........................................       14,318             146           14,464
  Distributions to members...........................      (12,369)           (126)         (12,495)
                                                          --------           -----         --------
Members' capital at December 31, 1999................       (2,718)            (28)          (2,746)
  Net income.........................................        9,229              93            9,322
  Distributions to members...........................      (23,559)           (239)         (23,798)
                                                          --------           -----         --------
Members' capital at December 31, 2000................     $(17,048)          $(174)        $(17,222)
                                                          ========           =====         ========

                            See accompanying notes.

                         POSEIDON PIPELINE COMPANY, LLC
                         (A LIMITED LIABILITY COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2000      1999      1998
                                                              --------   -------   -------
Cash flows from operating activities
  Net income................................................  $  9,322   $14,464   $ 3,871
  Adjustments to reconcile net income to cash provided by
     operating activities
     Depreciation...........................................        65        73        74
     Distributed earnings of equity investments
       Earnings from equity investees.......................   (12,718)  (18,887)   (7,991)
       Distributions from equity investments................    13,532    18,191     6,732
     Other..................................................        --        --       (46)
     Working capital changes
       Accounts receivable, trade...........................       (70)       --        (6)
       Accounts payable, trade..............................      (382)      382        --
                                                              --------   -------   -------
          Net cash provided by operating activities.........     9,749    14,223     2,634
                                                              --------   -------   -------
Cash flows from investing activities
  Investment in equity investee.............................     2,645        --        --
                                                              --------   -------   -------
          Net cash provided by investing activities.........     2,645        --        --
                                                              --------   -------   -------
Cash flows from financing activities
  Advances from affiliate, net..............................    11,404    (1,728)    2,414
  Distributions to members..................................   (23,798)  (12,495)   (5,048)
                                                              --------   -------   -------
          Net cash used in financing activities.............   (12,394)  (14,223)   (2,634)
                                                              --------   -------   -------
Change in cash and cash equivalents.........................        --        --        --
Cash and cash equivalents
  Beginning of period.......................................        --        --        --
                                                              --------   -------   -------
  End of period.............................................  $     --   $    --   $    --
                                                              ========   =======   =======

                            See accompanying notes.

                         POSEIDON PIPELINE COMPANY, LLC
                         (A LIMITED LIABILITY COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND NATURE OF BUSINESS

     Poseidon Pipeline Company, L.L.C. is a limited liability company established in 1995 for the purpose of providing midstream energy services, including oil transportation and other related services. Through our 36 percent interest in the Poseidon Oil Pipeline Company, L.L.C., or Poseidon, we have an interest in the Poseidon system, which is a major sour crude oil pipeline system consisting of approximately 280 miles of pipelines and an offshore platform.

     El Paso Energy Partners, L.P. owns a 99 percent managing partner interest in us and El Paso Energy Partners Company, an indirect wholly-owned subsidiary of El Paso Corporation, owns a one percent non-managing interest in us. Our managing partner changed its name to El Paso Energy Partners, L.P. in December 1999 from Leviathan Gas Pipeline Partners, L.P. El Paso Corporation is Energy Partners' general partner and owns 27.8 percent of Energy Partners' common units consisting of 8,953,764 units.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Our financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States. Our financial statements for previous periods include certain reclassifications that were made to conform to the current year presentation. Such reclassifications have no impact on reported net income or members' capital.

  Cash and Cash Equivalents

     We consider short-term investments purchased with an original maturity of less than three months to be cash equivalents.

  Affiliated Receivables and Payables

     Our managing partner collects cash and makes disbursements on our behalf as part of our operating activities. Additionally, our managing partner may make advances to us for purposes of our capital investment. Such advances are classified as current liabilities in the accompanying balance sheets given they are payable on demand. Historically, our managing partner has not demanded repayment of these amounts. Interest costs are allocated to us based on the average balance of our affiliated payables times our managing partner's average interest rate, which was 9.1% and 9.0% at December 31, 2000 and 1999, respectively.

  Allowance for Doubtful Accounts

     Collectibility of accounts receivable is reviewed regularly and an allowance is recorded as necessary, primarily under the specific identification method. At December 31, 2000 and 1999, no allowance for doubtful accounts was recorded.

  Property, Plant and Equipment

     Platforms and related facilities are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets which approximates 30 years. Repair and maintenance costs are expensed as incurred, while additions, improvements and replacements are capitalized.

     Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining depreciation provisions for platforms and related facilities.

                         POSEIDON PIPELINE COMPANY, LLC
                         (A LIMITED LIABILITY COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Retirement, sales and disposals of assets are recorded by eliminating the related costs and accumulated depreciation of the disposed assets with any resulting gain of loss reflected in income.

     We evaluate impairment of our property, plant and equipment in accordance with Statement of Financial Accounting Standards, or SFAS, No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Investment in Unconsolidated Affiliates

     We account for our investment in companies where we have the ability to exert significant influence over, but not control over operating and financial policies, using the equity method with our proportionate share of net income
(loss) of the investee included in the accompanying statements of operations. Any difference between the carrying amount of the investment and the underlying equity in net assets of the investee is considered to be goodwill and amortized on a straight-line basis over the estimated lives of the underlying net assets of the respective investee.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. No environmental liabilities existed at December 31, 2000 and 1999.

  Cash Distributions and Income Allocation

     We make quarterly distributions of 100 percent of available cash, as defined in our limited liability company agreement, to our members in accordance with their respective membership interest. Available cash generally consists of all cash receipts plus reductions in reserves less all cash disbursements and net additions to reserves. Our managing partner has broad discretion to establish reserves. Net income (loss) is allocated to our members in accordance with their respective membership interests, subject to limitations on the allocation of losses as defined in our limited liability company agreement.

  Income Taxes

     We are organized as a Delaware limited liability company and are treated as a partnership for income tax purposes, and as a result, our income or loss for income tax purposes is includable in the tax returns of each member. Accordingly, no provision for income taxes has been recorded in the accompanying financial statements.

  Fair Value of Financial Instruments

     The estimated fair value of all financial instruments approximate their carrying amounts in the accompanying balance sheets due to the short-term maturity of these instruments.

  Management's Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         POSEIDON PIPELINE COMPANY, LLC
                         (A LIMITED LIABILITY COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Recent Pronouncements

     In June of 1998, the Financial Accounting Standards Board, (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133 and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It will require that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income, or other comprehensive income, depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We have adopted SFAS No. 133 beginning January 1, 2001, and have determined there is no impact on us at this time. However, if we enter into any derivative contracts, these transactions may have an impact on our financial statements.

NOTE 3 -- EQUITY INVESTMENTS

     We hold a 36 percent equity investment in Poseidon, which is accounted for using the equity method of accounting. As of December 31, 2000, the carrying amount of our equity investment exceeded the underlying equity in the assets by approximately $3.1 million. The difference is being amortized on a straight-line basis over the estimated life of Poseidon's underlying net assets. Summarized financial information for our investment is as follows:

                                                         AS OF OR FOR THE YEAR ENDED
                                                                DECEMBER 31,
                                                        -----------------------------
                                                          2000       1999      1998
                                                        --------   --------   -------
                                                               (IN THOUSANDS)
Operating results data
  Operating revenues..................................  $ 66,131   $ 76,160   $44,522
  Other income........................................       639        403       290
  Operating expenses..................................   (25,371)    (8,774)   (4,763)
  Depreciation........................................   (10,754)    (6,172)   (8,846)
  Other expenses......................................   (11,683)    (9,133)   (8,671)
                                                        --------   --------   -------
          Net income..................................  $ 18,962   $ 52,484   $22,532
                                                        ========   ========   =======
Our share
  Allocated income....................................  $  6,826   $ 18,894   $ 8,111
  Adjustments(1)......................................     5,892         (7)     (120)
                                                        --------   --------   -------
  Earnings from equity investments....................  $ 12,718   $ 18,887   $ 7,991
                                                        ========   ========   =======
  Allocated distributions.............................  $ 13,532   $ 18,191   $ 6,732
                                                        ========   ========   =======
Financial position data
  Current assets......................................  $126,360   $171,720   $43,338
  Noncurrent assets...................................   237,996    243,971   233,082
  Current liabilities(2)..............................   264,776    159,359    40,134
  Long-term debt......................................        --    150,000   131,000
  Other noncurrent liabilities........................        --        322        --

- ---------------
(1) We record adjustments primarily for differences from estimated year end earnings reported and actual earnings in the audited annual reports of our equity investment. For the year ended December 31, 2000, the adjustment of approximately $5.9 million primarily relates to insurance proceeds we received or expect to receive to offset our share of the repair costs of the pipeline damaged in January 2000. (See Note 5).

(2) Current liabilities include the $150 million credit facility which matures April 2001. (See Note 5).

                         POSEIDON PIPELINE COMPANY, LLC
                         (A LIMITED LIABILITY COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4 -- RELATED PARTY TRANSACTIONS

  Management Fees

     Substantially all of the individuals who perform the day-to-day financial, administrative, accounting and operational functions for us, as well as those who are responsible for directing and controlling us, are currently employed by El Paso Corporation. Under a management agreement between El Paso and our managing partner, a management fee is charged to our managing partner which is intended to approximate the amount of resources allocated by El Paso in providing various operational, financial, accounting and administrative services on behalf of our managing partner and us. The management fee totaled $0.3 million for each of the years ended December 31, 2000, 1999 and 1998, respectively. The management agreement expires on June 30, 2002, and may be terminated thereafter upon 90 days notice by either party. Under the terms of our managing partners' partnership agreement, our managing partner is entitled to reimbursement of all reasonable general and administrative expenses and other reasonable expenses incurred by our managing partner and its affiliates for, or on our behalf, including, but not limited to, amounts payable by our managing partner to El Paso under its management agreement.

  Transportation Services Agreement

     For the years ended December 31, 2000, 1999 and 1998, Poseidon charged Flextrend Development Company, L.L.C. approximately $0.6 million, $0.9 million, and $1.4 million, respectively, for transportation services related to transporting production from the Garden Banks Block 72 and 117 leases.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

  Financing Transactions

     Our managing partner has $175 million of Senior Subordinated Notes and a $500 million revolving credit facility. As a subsidiary of our managing partner, we, along with our affiliate, and our one percent non-managing partner, guarantee both the Senior Subordinated Notes and the credit facility.

     Poseidon has an amended revolving credit facility with a syndicate of commercial banks to provide up to $150 million for the construction and expansion of the Poseidon system and for other working capital needs. Poseidon's ability to borrow money under this facility is subject to certain customary terms and conditions, including borrowing base limitations. The facility is collateralized by a substantial portion of Poseidon's assets and matures on April 30, 2001. Poseidon is working with a syndicated bank group to refinance the revolving credit facility. As of December 31, 2000 and 1999, Poseidon had $150 million outstanding under its credit facility. The average interest rate was 7.9% and 7.8% at December 31, 2000 and 1999, respectively. This facility may restrict the ability of Poseidon to pay distributions to its owners.

  Legal Proceedings

     In January 2000, an anchor from a submersible drilling rig in tow damaged a section of the Poseidon system. The accident resulted in the release of approximately 2,200 barrels of crude oil in the waters surrounding the system, and resulted in the shutdown of the system. Poseidon's costs to repair the damaged pipeline and clean up the crude oil released into the Gulf of Mexico was approximately $18 million. Poseidon has filed a lawsuit against the rig's owner for damages to the pipeline. By the end of the first quarter 2000, the pipeline was repaired and was placed back into service. To date, we have received insurance proceeds totaling approximately $5.0 million for property damage and approximately $1.7 million for business interruption. Proceeds for business interruption have been recorded as other income in the accompanying statement of operations.

                         POSEIDON PIPELINE COMPANY, LLC
                         (A LIMITED LIABILITY COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     In the ordinary course of business, we are subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect our financial position, results of operations, or cash flows.

                     FLEXTREND DEVELOPMENT COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of Flextrend Development Company, L.L.C.:

     In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of members' capital present fairly, in all material respects, the financial position of Flextrend Development Company, L.L.C. (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 28, 2001

                       FLEXTREND DEVELOPMENT COMPANY, LLC
                         (A LIMITED LIABILITY COMPANY)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS

Current assets
  Accounts receivable, trade................................    $  7,420       $  2,621
  Accounts receivable, affiliate............................       2,506          2,790
                                                                --------       --------
          Total current assets..............................       9,926          5,411
                                                                --------       --------
Property, plant and equipment
  Oil and natural gas properties............................     156,222        122,301
  Platform and related facilities...........................       7,024          7,024
  Construction work in progress.............................          --         33,746
                                                                --------       --------
                                                                 163,248        163,071
  Less: accumulated depreciation, depletion and
     amortization...........................................     110,792         99,712
                                                                --------       --------
          Property, plant and equipment, net................      52,454         63,359
                                                                --------       --------
          Total assets......................................    $ 62,380       $ 68,770
                                                                ========       ========

                            LIABILITIES AND MEMBERS' CAPITAL

Current liabilities
  Accounts payable, trade...................................    $     --       $    478
  Advances from affiliate...................................     149,874        129,471
  Accrued expenses..........................................         270          1,881
                                                                --------       --------
          Total current liabilities.........................     150,144        131,830

Commitments and contingencies
Members' capital............................................     (87,764)       (63,060)
                                                                --------       --------
          Total liabilities and members' capital............    $ 62,380       $ 68,770
                                                                ========       ========

                            See accompanying notes.

                       FLEXTREND DEVELOPMENT COMPANY, LLC
                         (A LIMITED LIABILITY COMPANY)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Operating revenues
  Oil and natural gas sales.................................  $ 20,119   $ 29,831   $ 31,248
                                                              --------   --------   --------
Operating expenses
  Operation and maintenance.................................    17,214     18,779     19,548
  Depreciation, depletion and amortization..................    11,280     18,894     22,133
                                                              --------   --------   --------
                                                                28,494     37,673     41,681
                                                              --------   --------   --------
Operating loss..............................................    (8,375)    (7,842)   (10,433)
Interest expense............................................   (11,569)   (11,303)    (6,296)
                                                              --------   --------   --------
Net loss....................................................  $(19,944)  $(19,145)  $(16,729)
                                                              ========   ========   ========

                            See accompanying notes.

                       FLEXTREND DEVELOPMENT COMPANY, LLC
                         (A LIMITED LIABILITY COMPANY)

                         STATEMENTS OF MEMBERS' CAPITAL
                                 (IN THOUSANDS)

                                                       EL PASO ENERGY    EL PASO ENERGY
                                                       PARTNERS, L.P.   PARTNERS COMPANY    TOTAL
                                                       --------------   ----------------   --------
Members' capital at January 1, 1998..................     $ (6,838)         $  (214)       $ (7,052)
  Net loss...........................................      (16,560)            (169)        (16,729)
  Distributions to members...........................      (14,443)            (147)        (14,590)
                                                          --------          -------        --------
Members' capital at December 31, 1998................      (37,841)            (530)        (38,371)
  Net loss...........................................      (18,952)            (193)        (19,145)
  Distributions to members...........................       (5,490)             (54)         (5,544)
                                                          --------          -------        --------
Members' capital at December 31, 1999................      (62,283)            (777)        (63,060)
  Net loss...........................................      (19,745)            (199)        (19,944)
  Distributions to members...........................       (4,711)             (49)         (4,760)
                                                          --------          -------        --------
Members' capital at December 31, 2000................     $(86,739)         $(1,025)       $(87,764)
                                                          ========          =======        ========

                            See accompanying notes.

                       FLEXTREND DEVELOPMENT COMPANY, LLC
                         (A LIMITED LIABILITY COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities
  Net loss..................................................  $(19,944)  $(19,145)  $(16,729)
  Adjustments to reconcile net income to cash provided by
     (used in) operating activities
     Depreciation, depletion and amortization...............    11,280     18,894     22,133
     Working capital changes:
       Accounts receivable, trade...........................    (4,799)    (2,353)       311
       Other current assets.................................        --         33         12
       Accounts payable, trade..............................      (478)       344     (3,141)
       Accrued expenses.....................................    (1,611)     1,881         --
                                                              --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................   (15,552)      (346)     2,586
                                                              --------   --------   --------
Cash flows from investing activities
  Capital expenditures......................................      (375)    (3,367)   (38,078)
                                                              --------   --------   --------
          Net cash used in investing activities.............      (375)    (3,367)   (38,078)
                                                              --------   --------   --------
Cash flows from financing activities
  Advances from affiliate net...............................    20,687      9,257     50,082
  Distributions to members..................................    (4,760)    (5,544)   (14,590)
                                                              --------   --------   --------
          Net cash provided by financing activities.........    15,927      3,713     35,492
                                                              --------   --------   --------
Change in cash and cash equivalents.........................        --         --         --
  Cash and cash equivalents
     Beginning of period....................................        --         --         --
                                                              --------   --------   --------
     End of period..........................................  $     --   $     --   $     --
                                                              ========   ========   ========

                            See accompanying notes.

                     FLEXTREND DEVELOPMENT COMPANY, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND NATURE OF BUSINESS

     Flextrend Development Company, L.L.C. is a limited liability company established in 1995 for the purpose of exploration and production of natural gas and oil. We have a working interest in four producing properties and an overriding royalty interest in one producing and one non-producing property. Additionally, we own one offshore platform.

     In November 1999, we entered into an arrangement with El Paso Production to farmout our working interest in a non-producing property in exchange for an overriding royalty interest. Under the terms of the farmout agreement, we may convert our overriding royalty interest in the property into a 30 percent working interest once El Paso Production recoups the costs associated with its drilling and completion activities.

     El Paso Energy Partners, L.P. owns a 99 percent managing partner interest in us and El Paso Energy Partners Company, an indirect wholly-owned subsidiary of El Paso Corporation, owns a one percent non-managing interest in us. Our managing partner changed its name to El Paso Energy Partners, L.P. in December 1999 from Leviathan Gas Pipeline Partners, L.P. El Paso Corporation is Energy Partners' general partner and owns 27.8 percent of Energy Partners' common units consisting of 8,953,764 units.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Our financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States. Our financial statements for previous periods include reclassifications that were made to conform to the current year presentation. Such reclassifications have no impact on reported net income or members' capital.

  Cash and Cash Equivalents

     We consider short-term investments purchased with an original maturity of less than three months to be cash equivalents.

  Affiliated Receivables and Payables

     Our managing partner collects cash and makes disbursements on our behalf as part of our operating activities. Additionally, our managing partner may make advances to us for purposes of our capital investment. Such advances are classified as current liabilities in the accompanying balance sheets given they are payable on demand. Historically, our managing partner has not demanded repayment of these amounts. Interest costs are allocated to us based on the average balance of our affiliated payables times our managing partner's average interest rate, which was 9.1% and 9.0% at December 31, 2000 and 1999, respectively.

  Allowance for Doubtful Accounts

     Collectibility of accounts receivable is reviewed regularly and an allowance is recorded as necessary, primarily under the specific identification method. At December 31, 2000 and 1999, no allowance for doubtful accounts was recorded.

  Property, Plant and Equipment

     Platforms and related facilities are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets which approximates 20 years. We account for our oil and natural gas exploration and production activities using the successful efforts method of accounting. Under this method, costs of successful exploratory wells, developmental wells and acquisitions of mineral leasehold interests are capitalized. Production, exploratory dry hole and other exploration costs, including geological and geophysical

                     FLEXTREND DEVELOPMENT COMPANY, L.L.C.

costs and delay rentals, are expensed as incurred. Unproved properties are assessed periodically and any impairment in value is recognized currently as depreciation, depletion and amortization expense.

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

     Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining depreciation provisions for platforms and related facilities and oil and natural gas properties.

     Retirement, sales and disposals of assets are recorded by eliminating the related costs and accumulated depreciation, depletion and amortization of the disposed assets with any resulting gain of loss reflected in income.

     We evaluate impairment of our property, plant and equipment in accordance with Statement of Financial Accounting Standards, or SFAS, No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Revenue Recognition

     Revenue from oil and natural gas sales is recognized upon delivery in the period of production.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, to provide guidance for revenue recognition issues and disclosure requirement. SAB No. 101 offers guidelines, examples, and explanations for uncertain matters relating to the recognition of revenue and became effective for us in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material impact on our financial position, results of operations, or cash flows.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. No environmental liabilities existed at December 31, 2000 and 1999.

  Income Taxes

     We are organized as a Delaware limited liability company and are treated as a partnership for income tax purposes, and as a result, our income or loss for income tax purposes is includable in the tax returns of each member. Accordingly, no provision for income taxes has been recorded in the accompanying financial statements.

  Fair Value of Financial Instruments

     The estimated fair value of all financial instruments approximate their carrying amounts in the accompanying balance sheets due to the short-term maturity of these instruments.

                     FLEXTREND DEVELOPMENT COMPANY, L.L.C.

  Management's Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Distributions and Income Allocation

     We make quarterly distributions of 100 percent of available cash, as defined in our limited liability company agreement, to our members in accordance with their respective membership interest. Available cash generally consists of all cash receipts plus reductions in reserves less all cash disbursements and net additions to reserves. Our managing partner has broad discretion to establish reserves. Net income (loss) is allocated to our members in accordance with their respective membership interests, subject to limitations on the allocation of losses as defined in our limited liability company agreement.

  Recent Pronouncements

     In June of 1998, the Financial Accounting Standards Board, (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133 and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It will require that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income, or other comprehensive income, depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We have adopted SFAS No. 133 beginning January 1, 2001, and have determined there is no impact on us at this time. However, if we enter into any derivative contracts, these transactions may have an impact on our financial statements.

NOTE 3 -- MAJOR CUSTOMERS

     Oil and natural gas sales revenues realized from major customers and their respective percent of total revenues were as follows (in thousands):

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                     ------------------------------------------------------------------
                                             2000                   1999                   1998
                                     --------------------   --------------------   --------------------
                                               % OF TOTAL             % OF TOTAL             % OF TOTAL
                                     AMOUNT     REVENUES    AMOUNT     REVENUES    AMOUNT     REVENUES
                                     -------   ----------   -------   ----------   -------   ----------
Offshore Gas Marketing, Inc. ......  $15,722      44.7%     $29,778      99.8%     $31,225      99.9%
Williams Energy Services Co........    8,947      25.4%          --        --           --        --
                                     -------      ----      -------      ----      -------      ----
                                     $24,669      70.1%     $29,778      99.8%     $31,225      99.9%
                                     =======      ====      =======      ====      =======      ====

NOTE 4 -- RELATED PARTY TRANSACTIONS

  Management Fees

     Substantially all of the individuals who perform the day-to-day financial, administrative, accounting and operational functions for us, as well as those who are responsible for directing and controlling us, are currently employed by El Paso Corporation. Under a management agreement between El Paso and our managing partner, a management fee is charged to our managing partner which is intended to approximate the amount of resources allocated by El Paso in providing various operational, financial, accounting and administrative

                     FLEXTREND DEVELOPMENT COMPANY, L.L.C.

services on behalf of our managing partner and us. The management fee was $0.6 million, $0.9 million and $1.2 million for the years ended December 31, 2000, 1999 and 1998. The management agreement expires on June 30, 2002, and may be terminated thereafter upon 90 days notice by either party. Under the terms of our managing partners' partnership agreement, our managing partner is entitled to reimbursement of all reasonable general and administrative expenses and other reasonable expenses incurred by our managing partner and its affiliates for, or on our behalf, including, but not limited to, amounts payable by our managing partner to El Paso under it management agreement.

  Revenues from Related Parties

     We receive oil and natural gas sales revenues from Offshore Gas Marketing, Inc., an indirect subsidiary of El Paso Corporation (See Note 3).

  Expenses Paid to Related Parties

     For the years ended December 31, 2000, 1999 and 1998, we paid Green Canyon Pipeline Company, L.L.C. approximately $4.2 million, $4.3 million and $4.7 million, respectively, for platform and processing fees. For the years ended December 31, 2000, 1999 and 1998, we paid VK-Main Pass Gathering Company, L.L.C. approximately $6.7 million, $7.0 million and $6.0 million, respectively, for platform access and processing fees.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

  Hedging Activities

     We hedge a portion of our oil and natural gas production to reduce our exposure to fluctuations in market prices of oil and natural gas and to meet certain requirements under our managing partner's revolving credit facility. We use commodity price swap instruments whereby monthly settlements are based on differences between the prices specified in the commodity price swap agreement and the settlement prices of certain future contracts quoted on the New York Mercantile Exchange, NYMEX, or certain other indices. We settle the commodity price swap transactions by paying the negative difference or receiving the positive difference between the applicable settlement price and the price specified in the contract. The commodity price swap transactions we use differ from future contracts in that there is no contractual obligation which requires or allows for the future delivery of the product. The credit risk from our price swap contracts is derived from the counterparty to the transaction, typically a major financial institution. We do not require collateral and do not anticipate non-performance by this counterparty, which does not transact a sufficient volume of transactions with us to create a significant concentration of credit risk. Gains or losses on hedging activities and the termination of any hedging instruments are initially deferred and included as an increase or decrease to oil and natural gas sales in the period in which the hedged production is sold. For the years ended December 31, 2000, 1999 and 1998, we recorded a net gain
(loss) of $(15.0) million, $(2.3) million and $2.5 million, respectively, from such activities.

     As of December 31, 1998, we maintained two natural gas sales swap transactions, one covering the calendar year 1999, and one covering the calendar year 2000. Each of these swaps carried a notional amount of 10,000 million british thermal units per day or MMbtu/d. Under these transactions, we receive a fixed price and pay a variable price based on monthly natural gas futures contract settlement price as set by NYMEX. In January 1999, we elected to change the term of our 1999 swap to calendar year 2000. In January 1999 and 2000, under the terms of this transaction, we fixed our contract price at $1.6686 per MMbtu/d and $1.8050 per MMbtu/d, respectively, for each swap.

     Each of our derivative instruments expired in December 2000 and we have not entered into any new hedging activities in 2001.

                     FLEXTREND DEVELOPMENT COMPANY, L.L.C.

  Financing Activities

     Our managing partner has $175 million of Senior Subordinated Notes and a $500 million revolving credit facility. As a subsidiary of our managing partner, we, along with our affiliates and our one percent non-managing partner, guarantee both the Senior Subordinated Notes and the credit facility.

  Legal Proceedings

     In the ordinary course of business, we are subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect our financial position, results of operations, or cash flows.

NOTE 6 -- SUPPLEMENTAL OIL AND NATURAL GAS INFORMATION (UNAUDITED):

  Oil and Natural Gas Reserves

     The following table represents our net interest in estimated quantities of developed and undeveloped reserves of crude oil, condensate and natural gas and changes in such quantities at year end 2000, 1999 and 1998. Estimates of our reserves at December 31, 2000, 1999 and 1998, have been made by the independent engineering consulting firm, Netherland, Sewell & Associates, Inc. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion.

     Estimates of reserve quantities are based on sound geological and engineering principles, but, by their very nature, are still estimates that are subject to substantial upward or downward revision as additional information regarding producing fields and technology becomes available.

                                                             OIL/CONDENSATE   NATURAL GAS
                                                                 MBBLS           MMCF
                                                             --------------   -----------
                                                                    (IN THOUSANDS)
Proved reserves -- January 1, 1998.........................      2,119           30,163
  Revisions of previous estimates..........................        (33)           1,833
  Purchase of reserves in place............................         32            8,212
  Production...............................................       (540)         (11,324)
                                                                 -----          -------
Proved reserves -- December 31, 1998.......................      1,578           28,884
  Revision of previous estimates...........................        251              623
  Extension, Discoveries, and other Additions..............          1              218
  Production...............................................       (357)         (12,211)
                                                                 -----          -------
Proved reserves -- December 31, 1999(1)....................      1,473           17,514
  Revision of previous estimates...........................         23            1,171
  Production...............................................       (295)          (7,185)
                                                                 -----          -------
Proved reserves -- December 31, 2000.......................      1,201           11,500
                                                                 =====          =======

- ---------------

(1) Includes our net interest in proved reserves on Garden Banks Block 73 totaling 653 barrels of oil and 218 MMcf of natural gas.

  As generally used in the energy industry and in this document, the following terms have the following meanings:

   MBbls = thousand barrels

   MMcf = million cubic feet

   Mcf = thousand cubic feet

                     FLEXTREND DEVELOPMENT COMPANY, L.L.C.

     The following are estimates of our total proved developed and proved undeveloped reserves of oil and natural gas by producing property as of December 31, 2000.

                                                    OIL (barrels)      NATURAL GAS (Mcf)
                                                    -------------   -----------------------
                                                       PROVED        PROVED       PROVED
                                                      DEVELOPED     DEVELOPED   UNDEVELOPED
                                                    -------------   ---------   -----------
Garden Banks Block 72.............................      209,008     1,771,981           --
Garden Banks Block 73.............................           --       143,245           --
Garden Banks Block 117............................      933,823     1,626,785           --
Viosca Knoll Block 817............................       47,845     4,946,589    2,373,676
West Delta Block 35...............................       10,747       637,645           --
                                                      ---------     ---------    ---------
          Total...................................    1,201,423     9,126,245    2,373,676
                                                      =========     =========    =========

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

     Estimates with respect to proved undeveloped reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than upon actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves. A significant portion of our reserves is based upon volumetric calculations.

  Future Net Cash Flows

     The standardized measure of discounted future net cash flows relating to our proved oil and natural gas reserves is calculated and presented in accordance with SFAS No. 69, Disclosures About Oil and Gas Producing Activities. Accordingly, future cash inflows were determined by applying year-end oil and natural gas prices, as adjusted for fixed price contracts in effect, to our estimated share of future production from proved oil and natural gas reserves. The average prices utilized in the calculation of the standardized measure of discounted future net cash flows at December 31, 2000, were $23.75 per barrel of oil and $9.39 per Mcf of natural gas. Actual future prices and costs may be materially higher or lower. Future production and development costs were computed by applying year-end costs to future years. As we are not a taxable entity, no future income taxes were provided. A prescribed 10 percent discount factor was applied to the future net cash flows.

     In our opinion, this standardized measure is not a representative measure of fair market value, and the standardized measure presented for our proved oil and natural gas reserves is not representative of the reserve

                     FLEXTREND DEVELOPMENT COMPANY, L.L.C.

value. The standardized measure is intended only to assist financial statement users in making comparisons between companies.

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Future cash inflows..................................  $136,658   $ 69,719   $ 53,299
Future production costs..............................   (15,853)   (14,530)   (13,412)
Future development costs.............................   (11,531)   (10,681)   (10,566)
                                                       --------   --------   --------
Future net cash flows................................   109,274     44,508     29,321
Annual discount at 10% rate..........................   (19,525)    (7,990)    (2,649)
                                                       --------   --------   --------
Standardized measure of discounted future net cash
  flows..............................................  $ 89,749   $ 36,518   $ 26,672
                                                       ========   ========   ========

     Estimated future net cash flows for proved developed and proved undeveloped reserves as of December 31, 2000, are as follows:

                                                        PROVED       PROVED
                                                       DEVELOPED   UNDEVELOPED    TOTAL
                                                       ---------   -----------   --------
                                                                 (IN THOUSANDS)
Undiscounted estimated future net cash flows from
  proved reserves before income taxes................   $89,776      $19,498     $109,274
                                                        =======      =======     ========
Present value of estimated future net cash flows from
  proved reserves before income taxes, discounted at
  10%................................................   $73,705      $16,044     $ 89,749
                                                        =======      =======     ========

     The following are the principal sources of change in the standardized measure (in thousands):

                                                         2000       1999       1998
                                                       --------   --------   --------
Beginning of year....................................  $ 36,518   $ 26,672   $ 67,366
  Sales and transfers of oil and natural gas
     produced, net of production costs...............   (33,203)   (22,154)   (22,131)
  Net changes in prices and production costs.........   119,457     29,901    (32,129)
  Extensions, discoveries and improved recovery, less
     related costs...................................        --        544         --
  Oil and natural gas development costs incurred
     during the year.................................       172        615        120
  Changes in estimated future development costs......      (511)    (1,098)      (443)
  Revisions of previous quantity estimates...........     7,846      5,124      1,920
  Purchase of reserves in place......................        --         --      7,573
  Accretion of discount..............................     3,652      2,666      6,736
  Changes in production rates, timing and other......   (44,182)    (5,752)    (2,340)
                                                       --------   --------   --------
End of year..........................................  $ 89,749   $ 36,518   $ 26,672
                                                       ========   ========   ========

                     FLEXTREND DEVELOPMENT COMPANY, L.L.C.

Development, Exploration, and Acquisition Expenditures

     The following table details certain information regarding costs incurred in our development, exploration, and acquisition activities during the years ended December 31:

                                                              2000    1999     1998
                                                              ----   ------   -------
                                                                  (IN THOUSANDS)
Development costs...........................................  $172   $3,018   $17,783
Proved acquisitions.........................................    --       --    16,945
Capitalized interest........................................    --      200       328
                                                              ----   ------   -------
          Total capital expenditures........................  $172   $3,218   $35,056
                                                              ====   ======   =======

Capitalized Costs

     Capitalized costs relating to our natural gas and oil producing activities and related accumulated depreciation, depletion and amortization were as follows as of December 31:

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Oil and natural gas properties
  Proved properties.........................................  $ 53,474    $ 41,030
  Wells, equipment, and related facilities..................   102,748      81,271
                                                              --------    --------
                                                               156,222     122,301
Less accumulated depreciation, depletion and amortization...   101,161      90,677
                                                              --------    --------
                                                              $ 55,061    $ 31,642
                                                              ========    ========

                            CRYSTAL HOLDING, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                       CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
            FROM INCEPTION (SEPTEMBER 1, 2000) TO DECEMBER 31, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of Crystal Holding, L.L.C.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of members' capital present fairly, in all material respects, the financial position of Crystal Holding, L.L.C. and its subsidiaries (the "Company") at December 31, 2000 and the results of their operations and their cash flows for the period from inception (September 1, 2000) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 28, 2001

                            CRYSTAL HOLDING, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                               DECEMBER 31,
                                                                   2000
                                                               ------------
                                  ASSETS

Current assets
  Accounts receivable, trade................................     $  1,223
  Gas storage imbalance.....................................        3,748
                                                                 --------
          Total current assets..............................        4,971
                                                                 --------
Property, plant and equipment
  Natural gas storage facilities............................      147,294
  Construction work in progress.............................       25,320
                                                                 --------
                                                                  172,614
  Less: accumulated depreciation............................        1,868
                                                                 --------
     Property, plant and equipment, net.....................      170,746
                                                                 --------
          Total assets......................................     $175,717
                                                                 ========

                     LIABILITIES AND MEMBERS' CAPITAL

Current liabilities
  Advances from affiliate...................................     $171,416
  Gas storage imbalance.....................................        1,348
  Property taxes payable....................................          494
  Other current liabilities.................................          267
                                                                 --------
          Total current liabilities.........................      173,525
                                                                 --------
Commitments and contingencies
Members' capital............................................        2,192
                                                                 --------
          Total liabilities and members' capital............     $175,717
                                                                 ========

                            See accompanying notes.

                            CRYSTAL HOLDING, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                 FROM INCEPTION
                                                               (SEPTEMBER 1, 2000)
                                                                 TO DECEMBER 31,
                                                                      2000
                                                               -------------------
Natural gas storage revenues................................         $6,182
                                                                     ------
Operating expenses
  Cost of sales.............................................            582
  Operation and maintenance.................................          1,542
  Depreciation..............................................          1,868
                                                                     ------
                                                                      3,992
                                                                     ------
Operating income............................................          2,190
Other income................................................              1
                                                                     ------
Net income..................................................         $2,191
                                                                     ======

                            See accompanying notes.

                            CRYSTAL HOLDING, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                         STATEMENT OF MEMBERS' CAPITAL
                                 (IN THOUSANDS)

                                                         EL PASO ENERGY    EL PASO ENERGY
                                                         PARTNERS, L.P.   PARTNERS COMPANY   TOTAL
                                                         --------------   ----------------   ------
Members' capital at inception (September 1, 2000)......      $    1             $--          $    1
  Net income...........................................       2,191              --           2,191
                                                             ------             ---          ------
Members' capital at December 31, 2000..................      $2,192             $--          $2,192
                                                             ======             ===          ======

                            See accompanying notes.

                            CRYSTAL HOLDING, L.L.C.
                         (A LIMITED LIABILITY COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 FROM INCEPTION
                                                              (SEPTEMBER 1, 2000)
                                                              TO DECEMBER 31, 2000
                                                              --------------------
Cash flows from operating activities:
  Net income................................................        $  2,191
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation...........................................           1,868
     Working capital changes
       Accounts receivable, trade...........................          (1,223)
       Gas storage imbalance................................          (2,400)
       Property taxes payable...............................             494
       Other current liabilities............................             267
                                                                    --------
          Net cash provided by operating activities.........           1,197
                                                                    --------
Cash flows from investing activities:
  Capital expenditures......................................          (2,613)
                                                                    --------
          Net cash used in investing activities.............          (2,613)
                                                                    --------
Cash flows from financing activities:
  Advances from affiliate...................................           1,416
                                                                    --------
          Net cash provided by financing activities.........           1,416
                                                                    --------
Change in cash and cash equivalents:........................              --
Cash and cash equivalents:
  Beginning of period.......................................              --
                                                                    --------
  End of period.............................................        $     --
                                                                    ========
Non cash investing activity:
  Acquisition of natural gas storage facilities offset by an
     increase in advances from affiliate....................        $170,000

                            See accompanying notes.

                            CRYSTAL HOLDING, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND NATURE OF BUSINESS

     Crystal Holding, L.L.C. is a limited liability company established in 2000 for the purpose of owning natural gas storage facilities located in Mississippi. Our Petal and Hattiesburg salt dome facilities currently have a natural gas working capacity of 6.7 billion cubic feet (Bcf) on a combined basis, and are capable of delivering in excess of 670 million cubic feet per day (MMcf/d) of natural gas into three interstate pipelines, Koch Gateway Pipeline, Transcontinental Gas Pipeline, or Transco, and Tennessee Gas Pipeline. A 6.8 Bcf expansion is underway at these facilities, all of which is contractually dedicated for the next 20 years to a subsidiary of Southern Company. The expansion of the storage space and facilities has been approved by the Federal Energy Regulatory Commission or, FERC, and is currently under construction. Also currently waiting for FERC approval is a 60 mile pipeline addition which will provide new interconnects with various customers.

     El Paso Energy Partners, L.P. owns a 99 percent managing partner interest in us and El Paso Energy Partners Company, an indirect wholly-owned subsidiary of El Paso Corporation, owns a one percent non-managing interest in us. Our managing partner changed its name to El Paso Energy Partners, L.P. in December 1999 from Leviathan Gas Pipeline Partners, L.P. El Paso Corporation is Energy Partners' general partner and owns 27.8 percent of Energy Partners' common units consisting of 8,953,764 units.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation

     Our consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States and include the accounts of all majority owned, controlled subsidiaries after the elimination of all significant intercompany accounts and transactions.

  Cash and Cash Equivalents

     We consider short-term investments purchased with an original maturity of less than three months to be cash equivalents.

  Affiliated Receivables and Payables

     Our managing partner collects cash and makes disbursements on our behalf as part of our operating activities. Additionally, our managing partner may make advances to us for purposes of our capital investment. Such advances are classified as current liabilities in the accompanying balance sheets given they are payable on demand. Historically, our managing partner has not demanded repayment of these amounts.

  Allowance for Doubtful Accounts

     Collectibility of accounts receivable is reviewed regularly and an allowance is recorded as necessary, primarily under the specific identification method. At December 31, 2000, no allowance for doubtful accounts was recorded.

  Gas Imbalances

     Gas imbalance receivables and payables reflect natural gas volumes owed to Hattiesburg and Petal, or to their customers and are valued at an average monthly index. Imbalances will be settled in kind through a fuel gas and unaccounted for gas tracking mechanism, negotiated cash-outs between parties, or are subject to a cash-out procedure.

                            CRYSTAL HOLDING, L.L.C.

  Property, Plant and Equipment

     Natural gas storage facilities are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets which approximates 30 years. Repair and maintenance costs are expensed as incurred, while additions, improvements and replacements are capitalized.

     Retirement, sales and disposals of assets are recorded by eliminating the related costs and accumulated depreciation of the disposed assets with any resulting gain of loss reflected in income.

     We evaluate impairment of our regulated and non-regulated property, plant and equipment in accordance with Statement of Financial Accounting Standards, or SFAS, No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Revenue Recognition

     Natural gas storage revenues consist primarily of fixed fees for natural gas storage capacity and are recognized during the month in which the space is reserved by the customer, regardless of how much space is actually used. Interruptible revenues, which are generated by providing excess storage capacity, are variable in nature and are recognized when the service is provided.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, to provide guidance for revenue recognition issues and disclosure requirements. SAB No. 101 offers guidelines, examples, and explanations for uncertain matters relating to the recognition of revenue and became effective for us in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material impact on our financial position, results of operations, or cash flows.

  Income Taxes

     We are organized as a Delaware limited liability company and are treated as a partnership for income tax purposes, and as a result, our income or loss for income tax purposes is includable in the tax returns of each member. Accordingly, no provision for income taxes has been recorded in the accompanying financial statements.

  Fair Value of Financial Instruments

     The estimated fair value of all financial instruments approximates their carrying amounts in the accompanying balance sheets due to the short-term maturity of these instruments.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. No environmental liabilities existed at December 31, 2000 and 1999.

  Management's Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            CRYSTAL HOLDING, L.L.C.

  Cash Distributions and Income Allocation

     We make quarterly distributions of 100 percent of available cash as defined in our limited liability company agreement, to our members in accordance with their respective membership interest. Available cash generally consists of all cash receipts plus reductions in reserves less all cash disbursements and net additions to reserves. Our managing partner has broad discretion to establish reserves. Net income (loss) is allocated to our members in accordance with their respective membership interests, subject to limitations on the allocation of losses as defined in our limited liability company agreement.

  Recent Pronouncements

     In June of 1998, the Financial Accounting Standards Board, (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133 and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It will require that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income, or other comprehensive income, depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We have adopted SFAS No. 133 beginning January 1, 2001, and have determined there is no impact on us at this time. However, if we enter into any derivative contracts, these transactions may have an impact on our financial statements.

NOTE 3 -- MAJOR CUSTOMERS

     Natural gas storage revenues realized from major customers and their respective percent of total revenues were as follows (in thousands):

                                                                 FROM INCEPTION
                                                               (SEPTEMBER 1, 2000)
                                                              TO DECEMBER 31, 2000
                                                              ---------------------
                                                                        % OF TOTAL
                                                              AMOUNT     REVENUES
                                                              -------   -----------
El Paso Merchant Energy.....................................  $1,211       19.6%
NGC/Dynegy..................................................     763       12.3%
                                                              ------       ----
                                                              $1,974       31.9%
                                                              ======       ====

NOTE 4 -- RELATED PARTY TRANSACTIONS

  Management Fees

     Substantially all of the individuals who perform the day-to-day financial, administrative, accounting and operational functions for us, as well as those who are responsible for directing and controlling us, are currently employed by El Paso Corporation. Under a management agreement between El Paso and us, a management fee is charged to us which is intended to approximate the amount of resources allocated by El Paso in providing various operational, financial, accounting and administrative services on behalf of us. The management fee was $1.3 million for the period from inception (September 1, 2000) to December 31, 2000.

                            CRYSTAL HOLDING, L.L.C.

  Revenues from Related Parties

     Our Petal and Hattiesburg salt dome facilities provided interruptible storage services to El Paso Merchant Energy, an affiliate of our non-managing partner, during the four month period ended December 31, 2000.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

  Financing Transactions

     Our managing partner has $175 million of Senior Subordinated Notes and a $500 million revolving credit facility. As a subsidiary of our managing partner, we, along with our affiliates, and our one percent non-managing partner guarantee both the Senior Subordinated Notes and the credit facility.

  Legal Proceedings

     We are named a defendant in a suit alleging that our managing partner acquired us for excessive consideration. Brickell Partners v. William A. Wise et al. seeks an accounting from us and an award of costs and attorneys fees. We filed a motion to dismiss and provided opposing counsel with documentation surrounding the transaction. We believe this case to be without merit.

     In the ordinary course of business, we are subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect our financial position, results of operations, or cash flows.

                      GREEN CANYON PIPELINE COMPANY, L.P.
                         (A LIMITED LIABILITY COMPANY)

                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of Green Canyon Pipeline Company, L.P.:

     In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of members' capital present fairly, in all material respects, the financial position of Green Canyon Pipeline Company, L.P. (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 28, 2001

                       GREEN CANYON PIPELINE COMPANY, LLC
                         (A LIMITED LIABILITY COMPANY)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS

Current assets
  Net accounts receivable, trade............................    $ 8,614        $ 1,077
  Notes receivable..........................................         50             --
  Materials and supplies inventory..........................        159             --
  Other current assets......................................        212             --
                                                                -------        -------
          Total current assets..............................      9,035          1,077
                                                                -------        -------
Property, plant and equipment
  Pipelines.................................................     42,999         24,579
  Platform equipment........................................     23,773         23,564
  Construction work in progress.............................      6,653            206
                                                                -------        -------
                                                                 73,425         48,349
  Less: accumulated depreciation............................     15,368         12,145
                                                                -------        -------
          Property, plant and equipment, net................     58,057         36,204
Investments in unconsolidated affiliates....................         47           (131)
                                                                -------        -------
          Total assets......................................    $67,139        $37,150
                                                                =======        =======

                            LIABILITIES AND MEMBERS' CAPITAL

Current liabilities
  Accounts payable, trade...................................    $ 3,654        $   288
  Advances from affiliate...................................     27,446         36,015
  Accrued expenses..........................................      6,396             --
  Other current liabilities.................................         78             35
                                                                -------        -------
          Total current liabilities.........................     37,574         36,338
Commitments and contingencies
Members' capital............................................     29,565            812
                                                                -------        -------
          Total liabilities and members' capital............    $67,139        $37,150
                                                                =======        =======

                            See accompanying notes.

                       GREEN CANYON PIPELINE COMPANY, LLC
                         (A LIMITED LIABILITY COMPANY)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
Operating revenues
  Transportation services...................................  $ 3,392   $ 3,889   $ 5,376
  Platform access fees......................................    5,854     4,645     4,721
  Natural gas sales.........................................   34,531        --        --
                                                              -------   -------   -------
                                                               43,777     8,534    10,097
                                                              -------   -------   -------
Operating expenses
  Purchased natural gas costs...............................   28,842        --        --
  Operation and maintenance.................................    2,054     1,476     2,354
  Depreciation..............................................    3,484     2,681     2,576
                                                              -------   -------   -------
                                                               34,380     4,157     4,930
                                                              -------   -------   -------
Operating income............................................    9,397     4,377     5,167
Other income (expense)
  Equity investment earnings................................       21       868     1,304
  Interest expense..........................................   (2,819)   (2,317)   (1,893)
  Other income..............................................      309        --        --
                                                              -------   -------   -------
                                                               (2,489)   (1,449)     (589)
                                                              -------   -------   -------
Net income..................................................  $ 6,908   $ 2,928   $ 4,578
                                                              =======   =======   =======

                            See accompanying notes.

                       GREEN CANYON PIPELINE COMPANY, LLC
                         (A LIMITED LIABILITY COMPANY)

                         STATEMENTS OF MEMBERS' CAPITAL
                                 (IN THOUSANDS)

                                                        EL PASO ENERGY    EL PASO ENERGY
                                                        PARTNERS, L.P.   PARTNERS COMPANY    TOTAL
                                                        --------------   ----------------   -------
Members' capital at January 1, 1998...................     $ 4,902             $ 60         $ 4,962
  Net income..........................................       4,532               46           4,578
  Distributions to members............................      (7,478)             (76)         (7,554)
                                                           -------             ----         -------
Members' capital at December 31, 1998.................       1,956               30           1,986
  Net income..........................................       2,898               30           2,928
  Distributions to members............................      (4,061)             (41)         (4,102)
                                                           -------             ----         -------
Members' capital at December 31, 1999.................         793               19             812
  Net income..........................................       6,840               68           6,908
  Contribution from member............................      22,448               --          22,448
  Distributions to members............................        (785)              (8)           (793)
  Other...............................................         190               --             190
                                                           -------             ----         -------
Members' capital at December 31, 2000.................     $29,486             $ 79         $29,565
                                                           -------             ----         -------

                            See accompanying notes.

                       GREEN CANYON PIPELINE COMPANY, LLC
                         (A LIMITED LIABILITY COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2000      1999      1998
                                                              --------   -------   -------
Cash flows from operating activities:
  Net income................................................  $  6,908   $ 2,928   $ 4,578
  Adjustments to reconcile net income to cash provided by
     operating activities
     Depreciation...........................................     3,484     2,681     2,576
     Earnings from equity investments.......................       (21)     (868)   (1,304)
     Distributions from equity investments..................        --       932     1,100
     Other..................................................      (309)       --        --
  Working capital changes, net of effects of acquisitions
     and non-cash distributions
     Accounts receivable, trade.............................    (5,035)     (645)      423
     Notes receivable.......................................         4        --        --
     Materials and supplies inventory.......................        53        --        --
     Accounts payable, trade................................     7,217       283      (409)
     Other current liabilities..............................        43        --       (12)
                                                              --------   -------   -------
          Net cash provided by operating activities.........    12,344     5,311     6,952
                                                              --------   -------   -------
Cash flows from investing activities:
  Capital expenditures......................................      (676)   (2,137)     (645)
  Proceeds from sale of equity investment...................        --       808        --
                                                              --------   -------   -------
          Net cash used in investing activities.............      (676)   (1,329)     (645)
                                                              --------   -------   -------
Cash flows from financing activities:
  Advances from affiliate, net..............................   (11,065)      120     1,247
  Distributions to members..................................      (793)   (4,102)   (7,554)
  Other.....................................................       190        --        --
                                                              --------   -------   -------
          Net cash provided by (used in) financing
            activities......................................   (11,668)   (3,982)   (6,307)
                                                              --------   -------   -------
Change in cash and cash equivalents:........................        --        --        --
  Cash and cash equivalents:
     Beginning of period....................................        --        --        --
                                                              --------   -------   -------
     End of period..........................................  $     --   $    --   $    --
                                                              ========   =======   =======
  Non-cash investing activity:
     Contribution of EPIA...................................  $ 22,448        --        --

                            See accompanying notes.

                      GREEN CANYON PIPELINE COMPANY, L.P.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND NATURE OF BUSINESS

     Green Canyon Pipeline Company, L.P. is a limited partnership established in 1993 for the purpose of gathering and transporting natural gas. Our system is a natural gas gathering system consisting of 68 miles of 10 to 20-inch diameter pipeline, which transports natural gas from the South Marsh Island, Eugene Island, Garden Banks, and Green Canyon areas in the Gulf of Mexico to Transcontinental Gas Pipeline Company's, or Transco's, South Lateral in South Marsh Island Block 106. In March 2000, El Paso Intrastate-Alabama, or EPIA, was contributed to us by our managing member. EPIA is a natural gas pipeline system in the coal bed methane producing regions of Alabama. The system consists of over 450 miles of pipeline. EPIA also provides marketing services through the purchase and resale of natural gas by purchasing natural gas from regional producers and others and selling natural gas to local distribution companies and others.

     El Paso Energy Partners, L.P. owns a 99 percent managing partner interest in us and El Paso Energy Partners Company, an indirect wholly-owned subsidiary of El Paso Corporation, owns a one percent non-managing interest in us. Our managing partner changed its name to El Paso Energy Partners, L.P. in December 1999 from Leviathan Gas Pipeline Partners, L.P. El Paso Corporation is Energy Partners' general partner and owns 27.8 percent of Energy Partners' common units consisting of 8,953,764 units.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Our financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States. Our financial statements for previous periods include certain reclassifications that were made to conform to the current year presentation. Such reclassifications have no impact on reported net income or members' capital.

  Cash and Cash Equivalents

     We consider short-term investments purchased with an original maturity of less than three months to be cash equivalents.

  Allowance for Doubtful Accounts

     We have established an allowance for losses on accounts which may become uncollectible. Collectibility is reviewed regularly and the allowance is adjusted as necessary, primarily under the specific identification method. At December 31, 2000, the allowance was $0.4 million. There was no allowance at December 31, 1999. Historically, our managing partner has not demanded repayment of these amounts.

  Affiliated Receivables and Payables

     Our managing partner collects cash and makes disbursements on our behalf as part of our operating activities. Additionally, our managing partner may make advances to us for purposes of our capital investment. Such advances are classified as current liabilities in the accompanying balance sheets given they are payable on demand. Interest costs are allocated to us based on the average balance of our affiliated payables times our managing partner's average interest rate, which was 9.1% and 9.0% at December 31, 2000 and 1999, respectively.

  Property, Plant and Equipment

     Gathering pipelines, platforms, and related facilities are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets which approximates 30 years for the gathering

                      GREEN CANYON PIPELINE COMPANY, L.P.

pipelines and 20 years for platforms and related facilities. Repair and maintenance costs are expensed as incurred, while additions, improvements and replacements are capitalized.

     Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining depreciation provisions of gathering pipelines, platforms, related facilities and oil and natural gas properties.

     Retirement, sales and disposals of assets are recorded by eliminating the related costs and accumulated depreciation and amortization of the disposed assets with any resulting gain of loss reflected in income.

     We evaluate impairment of our property, plant and equipment in accordance with Statement of Financial Accounting Standards, or SFAS, No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Investment in Unconsolidated Affiliates

     We account for our investment in companies where we have the ability to exert significant influence over, but not control over operating and financial policies, using the equity method with our proportionate share of net income
(loss) of the investee included in the accompanying statements of operations. Any difference between the carrying amount of the investment and the underlying equity in net assets of the investee is considered to be goodwill and amortized on a straight-line basis over the estimated lives of the underlying net assets of the respective investee.

  Revenue Recognition

     Revenue from pipeline transportation of hydrocarbons is recognized upon receipt of the hydrocarbons into the pipeline systems. Revenue from platform access and processing services is recognized in the period the services are provided. Revenue from natural gas sales is recognized upon delivery.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, to provide guidance for revenue recognition issues and disclosure requirements. SAB No. 101 offers guidelines, examples, and explanations for uncertain matters relating to the recognition of revenue and became effective for us in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material impact on our financial position, results of operations, or cash flows.

  Income Taxes

     We are organized as a Delaware limited liability company and are treated as a partnership for income tax purposes, and as a result, our income or loss for income tax purposes is includable in the tax returns of each member. Accordingly, no provision for income taxes has been recorded in the accompanying financial statements.

  Fair Value of Financial Instruments

     The estimated fair value of all financial instruments approximate their carrying amounts in the accompanying balance sheets due to the short-term maturity of these instruments.

  Cash Distributions and Income Allocation

     We make quarterly distributions of 100 percent of available cash, as defined in our limited liability company agreement, to our members in accordance with their respective membership interest. Available cash generally consists of all cash receipts plus reductions in reserves less all cash disbursements and net additions to reserves. Our managing partner has broad discretion to establish reserves. Net income (loss) is allocated to

                      GREEN CANYON PIPELINE COMPANY, L.P.

our members in accordance with their respective membership interests, subject to limitations on the allocation of losses as defined in our limited liability company agreement.

  Management's Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Recent Pronouncements

     In June of 1998, the Financial Accounting Standards Board, (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133 and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income, or other comprehensive income, depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We have adopted SFAS No. 133 beginning January 1, 2001, and have determined there is no impact on us at this time. However, if we enter into any derivative contracts, these transactions may have an impact on our financial statements.

NOTE 3 -- CONTRIBUTION FROM MANAGING PARTNER

     In March 2000, the El Paso Intrastate-Alabama pipeline system, or EPIA, was contributed to us by our managing partner. We accounted for the acquisition as a purchase and assigned the purchase price to the assets and liabilities acquired based upon the estimated fair value of those assets as of the acquisition date. The following is summary information related to the acquisition (in thousands):

Fair value of assets acquired.............................   $28,261
Fair value of liabilities assumed.........................    (1,785)
                                                             -------
          Net cash paid...................................   $26,476
                                                             =======

     The following information represents our results of operations on a proforma basis for the years ended December 31, 2000 and 1999, as if we acquired EPIA on January 1, 1999:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Revenue.....................................................  $52,260   $36,775
Operating income............................................  $10,340   $   642
Net income..................................................  $ 7,358   $(3,422)

                      GREEN CANYON PIPELINE COMPANY, L.P.

NOTE 4 -- EQUITY INVESTMENTS

     We hold equity investments, which are accounted for using the equity method of accounting. We held a 50 percent interest in West Cameron Dehydration through September 1999. At that time, it was sold to our managing partner, who then contributed it to Deepwater Holdings, a joint venture with ANR Pipeline Company. In June 1999, we purchased a 50 percent interest in Gulf Processing Partners. Summarized financial information for our investments is as follows:

                                                       2000                1999                1999
                                                    ----------   ------------------------   -----------
                                                       GULF         WEST          GULF         WEST
                                                    PROCESSING     CAMERON     PROCESSING     CAMERON
                                                     PARTNERS    DEHYDRATION    PARTNERS    DEHYDRATION
                                                    ----------   -----------   ----------   -----------
Ownership interest................................     50.00%       50.00%        50.00%       50.00%
                                                      ======       ======        ======       ======
                                                                           (IN THOUSANDS)
Operating results data:
  Operating revenues..............................    $  110       $1,934        $   35       $2,796
  Other income....................................        --           23            --           11
  Operating expenses..............................       (51)        (210)          (18)        (183)
  Depreciation....................................        --          (12)           --          (16)
  Other expenses..................................       (19)          --            --           --
                                                      ------       ------        ------       ------
          Net Income..............................    $   40       $1,735        $   17       $2,608
                                                      ======       ======        ======       ======
Our Share:
  Allocated income................................    $   20       $  868        $    8       $1,304
  Adjustments.....................................        --           --            (8)          --
                                                      ------       ------        ------       ------
  Earnings from equity investments................    $   20       $  868        $   --       $1,304
                                                      ======       ======        ======       ======
  Allocated distributions.........................    $   --       $  800        $  132       $1,100
                                                      ======       ======        ======       ======
Financial position data:
  Current assets..................................    $  111       $   --        $  376       $  848
  Non-current assets..............................        --           --            --          647
  Current liabilities.............................        27           --            44           13
  Long-term debt..................................        --           --            --           --
  Other non-current liabilities...................        --           --            --           --

NOTE 5 -- MAJOR CUSTOMERS

     Transportation services revenues and platform access fees realized from major customers and their respective percent of total revenues were as follows:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------
                                                 2000                  1999                  1998
                                         --------------------   -------------------   -------------------
                                                   % OF TOTAL            % OF TOTAL            % OF TOTAL
                                         AMOUNT     REVENUES    AMOUNT    REVENUES    AMOUNT    REVENUES
                                         -------   ----------   ------   ----------   ------   ----------
Alabama Gas Corporation................  $17,371      39.7%     $   --        --      $   --        --
El Paso Merchant Energy................    4,900      11.2%         --        --          --        --
Flextrend Development Company,
  L.L.C. ..............................    4,158       9.5%      4,295      50.3%      4,720      46.8%
Texaco Gas Marketing, Inc. ............       --        --       1,187      13.9%      1,667      16.5%
                                         -------      ----      ------      ----      ------      ----
                                         $26,429      60.4%     $5,482      64.2%     $6,387      63.3%
                                         =======      ====      ======      ====      ======      ====

                      GREEN CANYON PIPELINE COMPANY, L.P.

NOTE 6 -- RELATED PARTY TRANSACTIONS

  Revenues Received from Related Parties

     EPIA's sales of natural gas and transportation services include transactions with affiliates of our non-managing partner, including El Paso Merchant Energy, and Flextrend Development Company, an affiliate of our managing partner. For the year ended December 31, 2000, EPIA had approximately $4.7 million of natural gas sales and approximately $4.3 million of transportation services to affiliates.

     For the years ended December 31, 2000, 1999 and 1998, we received revenue of approximately $4.2 million, $4.3 million and $4.7 million, respectively, from Flextrend Development Company for platform access and processing fees.

  Purchased Natural Gas Costs

     EPIA's purchases of natural gas include transactions with El Paso Merchant Energy. For the year 2000, EPIA had approximately $14.3 million in natural gas purchases from affiliates.

  Management Fees

     Substantially all of the individuals who perform the day-to-day financial, administrative, accounting and operational functions for us, as well as those who are responsible for directing and controlling us, are currently employed by El Paso Corporation. Under a management agreement between El Paso and our managing partner, a management fee is charged to our managing partner which is intended to approximate the amount of resources allocated by El Paso in providing various operational, financial, accounting and administrative services on behalf of our managing partner and us. For each of the years ended December 31, 2000, 1999 and 1998, the management fee was $0.3 million, $0.7 million and $0.5 million, respectively. The management agreement expires on June 30, 2002, and may be terminated thereafter upon 90 days notice by either party. Under the terms of our managing partners' agreement our managing partner is entitled to reimbursement of all reasonable general and administrative expenses and other reasonable expenses incurred by our managing partner and its affiliates for, or on our behalf, including, but not limited to, amounts payable by our managing partner to El Paso under it management agreement.

     We also entered into an agreement with El Paso Field Services Company during 2000 to operate EPIA. For the year ended December 31, 2000, we were charged a management fee of approximately $2.7 million pursuant to our management and operations agreements. All fees paid under these contracts approximate actual costs incurred.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

  Financing Transactions

     Our managing partner has $175 million of Senior Subordinated Notes and a $500 million revolving credit facility. As a subsidiary of our managing partner, we, along with our affiliates, and our one percent non-managing partner guarantee both the Senior Subordinated Notes and the credit facility.

  Legal Proceedings

     In the ordinary course of business, we are subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect our financial position, results of operations, or cash flows.

                         EL PASO ENERGY PARTNERS, L.P.

                                  EXHIBIT LIST
                               DECEMBER 31, 2000

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

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          3.1            -- Certificate of Limited Partnership of El Paso Energy
                            Partners (filed as Exhibit 3.1 to our Registration
                            Statement on Form S-1, File No. 33-55642).
          3.2            -- Second Amended and Restated Agreement of Limited
                            Partnership effective as of August 31, 2000 (titled as
                            Exhibit 3.8 to our Current Report on Form 8-K dated March
                            6, 2001).
          3.3            -- Amendment Number 3 to the Amended and Restated Agreement
                            of Limited Partnership of El Paso Energy Partners (filed
                            as Exhibit 3.2 to our Current Report on Form 8-K dated
                            March 31, 2000).
          3.4            -- Second Amended and Restated Agreement of Limited
                            Partnership effective as of August 31, 2000 (filed as
                            Exhibit 3.B to our Current Report on Form 8-K dated March
                            6, 2001).
          4.1            -- A/B Exchange Registration Rights Agreement dated as of
                            May 27, 1999 among El Paso Energy Partners, L.P., El Paso
                            Energy Partners Finance Corporation, the Subsidiary
                            Guarantors, Donaldson, Lufkin & Jenrette Securities
                            Corporation, and Chase Securities Inc. (filed as Exhibit
                            4.7 to our Registration Statement on Form S-4, filed on
                            June 21, 1999, File No. 333-81143).
          4.2            -- Indenture dated as of May 27, 1999 among El Paso Energy
                            Partners, L.P., El Paso Energy Partners Finance
                            Corporation, the Subsidiary Guarantors and Chase Bank of
                            Texas, as Trustee (filed as Exhibit 4.1 to our
                            Registration Statement on Form S-4, filed on June 24,
                            1999, File No. 333-81143); First Supplemental Indenture
                            dated as of June 30, 1999 (filed as Exhibit 4.2 to the
                            Partnership's Amendment No. 1 to Registration Statement
                            on Form S-4, filed August 27, 1999 File No. 333-81143);
                            Second Supplemental Indenture dated as of July 27, 1999
                            (filed as Exhibit 4.3 to our Amendment No. 1 to
                            Registration Statement on Form S-4, filed August 27,
                            1999, File No. 333-81143); Third Supplemental Indenture
                            dated as of March 21, 2000, to the Indenture dated as of
                            May 27, 1999, among El Paso Energy Partners, L.P., El
                            Paso Energy Partners Finance Corporation, as the issuers,
                            and the subsidiaries party thereto, as subsidiary
                            guarantors, and Chase Bank of Texas, N.A., as trustee
                            (filed as Exhibit 4.7.1 of our 2000 Second Quarter 10-Q).
          4.3*           -- Registration Rights Agreement dated as of August 28, 2000 by and between Crystal Gas Storage, Inc. and El Paso
                            Energy Partners, L.P.

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.1            -- First Amended and Restated Management Agreement, dated
                            June 27, 1994 and effective as of July 1, 1992, between
                            DeepTech International Inc. and the General Partner
                            (filed as Exhibit 10.1 to DeepTech's Form 10-K the year
                            ended December 31, 1994, File No. 0-23934); First
                            Amendment to First Amended and Restated Management
                            Agreement between DeepTech and General Partner (filed as
                            Exhibit 10.76 to DeepTech's Registration Statement on
                            Form S-1, filed on January 23, 1995, File No. 33-88688);
                            Second Amendment to First Amended and Restated Management
                            Agreement between DeepTech and General Partner (filed as
                            Exhibit 10.18 to our Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1995, filed on April 1,
                            1995, File No. 1-11680); Third Amendment to First Amended
                            and Restated Management Agreement between DeepTech and
                            General Partner (filed as Exhibit 10.4 to our
                            Registration Statement on Form S-4, filed on June 21,
                            1999, File No. 333-81143); Fourth Amendment to First
                            Amended and Restated Management Agreement between
                            DeepTech and General Partner (filed as Exhibit 10.1 to
                            our Quarterly Report on Form 10-Q for the quarterly
                            period ended June 30, 1997, filed on August 12, 1997,
                            File No. 1-11680); Fifth Amendment to First Amended and
                            Restated Management Agreement between DeepTech and
                            General Partner (filed as Exhibit 10.1 to our Quarterly
                            Report on Form 10-Q for the quarterly period ended
                            September 30, 1997, filed on November 14, 1997, File No.
                            1-11680); Sixth Amendment to First Amended and Restated
                            Management Agreement between DeepTech International Inc.
                            and the General Partner (filed as Exhibit 10.2 to our
                            Form 10-K the year ended December 31, 1998, filed on
                            March 30, 1999, File No. 1-11680, the 1998 Form 10-K).
         10.2            -- Fourth Amended and Restated Credit Agreement dated June
                            30, 2000, among El Paso Energy Partners L.P., El Paso
                            Energy Partners Finance Corporation, Credit Lyonnais, as
                            Syndication Agent, BankBoston N.A., as Documentation
                            Agent, the Chase Manhattan Bank, as Administrative Agent,
                            and, as applicable, the banks and other institutions
                            parties thereto (filed as Exhibit 10.1 to our Current
                            Report on Form 8-K dated July 14, 2000).
         10.2.1*         -- First Amendment to Fourth Amended and Restated Credit
                            Agreement dated as of January 8, 2001 by and among El
                            Paso Energy Partners, El Paso Energy Partners Finance
                            Corporation, El Paso Energy Partners Company, each of the
                            Subsidiary Guarantors, Credit Lyonnais, as Syndication
                            Agent, BankBoston, N.A., as Documentation Agent, The
                            Chase Manhattan Bank, as Administrative Agent, and the
                            several banks and other financial institutions
                            signatories thereto.
         10.3            -- Redemption Agreement dated February 27, 1998 between
                            Tatham Offshore, Inc. and Flextrend Development Company,
                            L.L.C., a subsidiary of El Paso Energy Partners (filed as
                            Exhibit 10.1 to our 1998 Third Quarter 10-Q).
         10.4            -- Contribution Agreement between El Paso Energy Partners
                            and El Paso Field Services Company (filed as Exhibit A to
                            our Schedule 14A (Rule 14A-101) Proxy Statement effective
                            February 9, 1998).
        +10.5            -- El Paso Energy Partners 1998 Unit Option Plan for
                            Non-Employee Directors Effective as of August 14, 1998
                            (filed as Exhibit 10.2 to our 1998 Third Quarter Form
                            10-Q); Amendment No. 1 to the El Paso Energy Partners,
                            L.P. 1998 Unit Option Plan for Non-Employee Directors
                            (filed as Exhibit 10.7.1. to our 2000 Second Quarter
                            10-Q).
        +10.6            -- El Paso Energy Partners 1998 Omnibus Compensation Plan,
                            Amended and Restated, effective as of January 1, 1999
                            (filed as Exhibit 10.9 to our 1998 10-K, filed on March
                            29, 1999, File No. 1-11680); Amendment No. 1 to the El
                            Paso Energy Partner's 1998 Omnibus Compensation Plan
                            (filed as Exhibit 10.8.1 to our 2000 Second Quarter
                            10-Q).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.7            -- Purchase Agreement dated as of May 24, 1999 among (i)
                            Leviathan Gas Pipeline Partners, L.P., (ii) Leviathan
                            Finance Corporation, (iii) Delos Offshore Company,
                            L.L.C., Ewing Bank Gathering Company, L.L.C., Flextrend
                            Development Company, L.L.C., Green Canyon Pipe Line
                            Company, L.L.C., Leviathan Oil Transport Systems, L.L.C.,
                            Manta Ray Gathering Company, L.L.C., Poseidon Pipeline
                            Company, L.L.C., Sailfish Pipeline Company, L.L.C.,
                            Stingray Holding, L.L.C., Delaware Transco Hydrocarbons
                            Company, L.L.C., Texam Offshore Gas Transmission, L.L.C.,
                            Transco Offshore Pipeline Company, L.L.C., Tarpon
                            Transmission Company, Viosca Knoll Gathering Company,
                            VK-Main Pass Gathering Company, L.L.C., VK Deepwater
                            Gathering Company, L.L.C. and the Subsidiary Guarantors
                            from time to time party thereto (collectively, the
                            "Subsidiary Guarantors"), (iv) Donaldson, Lufkin &
                            Jenrette Securities Corporation, and (v) Chase Securities
                            Inc. (filed as Exhibit 1.1 to our Registration Statement
                            on Form S-4, filed on June 21, 1999, File No. 333-81143).
         10.8            -- Purchase and Sale Agreement between Natural Gas Pipeline
                            Company of America as Seller and us as Buyer dated as of
                            June 30, 1999 (filed as Exhibit 10.1 to our Current
                            Report on Form 8-K, filed on July 15, 1999, File No.
                            1-11680).
         10.9            -- Farmout Agreement dated October 25, 1999 by and between
                            Flextrend Development Company, L.L.C. and El Paso
                            Production GOM, Inc. (filed as Exhibit 10.15 to our
                            Current Report on Form 8-K, filed on November 15, 1999,
                            File No. 1-11680).
         10.10           -- Agreement and Plan of Merger dated March 20, 2000, by and among El Paso Energy Partners, L.P., Green Canyon Pipe
                            Line Company, L.L.C., El Paso Merchant Energy Holding
                            Company, and El Paso Intrastate-Alabama, Inc. (filed as
                            Exhibit 10.13 to our 1999 Form 10-K).
         10.11           -- Limited Liability Company Agreement for Poseidon Oil
                            Pipeline Company, L.L.C. dated February 14, 1996; First
                            Amendment to the Limited Liability Company Agreement for
                            Poseidon Oil Pipeline Company, L.L.C. dated February 14,
                            1996 (filed as Exhibit 10.14 to our 2000 Second Quarter
                            10-Q).
         10.12           -- Limited Liability Company Agreement of Neptune Pipeline
                            Company, L.L.C. dated January 17, 1997 (filed as Exhibit
                            10.15 to our 2000 Second Quarter 10-Q).
         10.13           -- Limited Liability Company Agreement of Ocean Breeze
                            Pipeline Company, L.L.C. dated January 17, 1997 (filed as
                            Exhibit 10.16 to our 2000 Second Quarter 10-Q).
         10.14           -- Limited Liability Company Agreement of Nemo Gathering
                            Company, L.L.C. dated July 26, 1999 (filed as Exhibit
                            10.17 to our 2000 Second Quarter 10-Q).
         10.15           -- Limited Liability Company Agreement of Deepwater
                            Holdings, L.L.C. dated September 30, 1999 (filed as
                            Exhibit 10.18 to our 2000 Second Quarter 10-Q).
         10.16           -- Purchase and Sale Agreement dated as of September 30,
                            1999 between Leviathan Deepwater, L.L.C. and ANR Western
                            Gulf Holdings, L.L.C. (filed as Exhibit 10.19 to our 2000
                            Second Quarter 10-Q).
         10.17           -- Fabrication Agreement dated as of July 16, 1999 by and
                            between Delos Offshore Company and MODEC International
                            LLC; Amendment No. 1 to the Fabrication Agreement dated
                            as of August 31, 1999 by and between Delos Offshore
                            Company and MODEC International LLC (filed as Exhibit
                            10.20 to our 2000 Second Quarter 10-Q).
         10.18           -- Credit Agreement dated as of August 23, 2000 by and among
                            Argo, L.L.C., the lenders party thereto, the Chase
                            Manhattan Bank, as administrative agent, First Union
                            National Bank, as syndication agent, Bank One, N.A., as
                            documentation agent, and Chase Securities Inc., as
                            arranger (filed as Exhibit 10.14 to our Third Quarter
                            10-Q).
         10.19           -- Sponsor Agreement dated as of August 23, 2000, by El Paso
                            Energy Partners, L.P., and the Chase Manhattan Bank, as
                            administrative agent. (filed as Exhibit 10.15 to our 2000
                            Third Quarter 10-Q).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.20           -- Agreement and Plan of Merger dated as of August 28, 2000 by and among El Paso Energy Partners, L.P., as Parent, El
                            Paso Partners Acquisition, L.L.C., Crystal Holding, Inc.,
                            and Crystal Gas Storage, Inc. (filed as Exhibit 10.16 to
                            our 2000 Third Quarter 10-Q).
         10.21*          -- Purchase and Sale Agreement dated as of December 8, 2000 by and among El Paso Energy Partners, Green Canyon Pipe
                            Line Company, L.P., and Williams Field Services-Gulf
                            Coast Company, L.P.
         10.22*          -- Purchase and Sale Agreement dated as of December 8, 2000 by and among Deepwater Holdings, L.L.C., Enterprise
                            Products Operating L.P., Shell Gas Transmission, LLC and
                            Starfish Pipeline Company, L.L.C.
         10.23*          -- Purchase and Sale Agreement dated as of December 8, 2000 by and among El Paso Energy Partners, El Paso Energy
                            Partners Company and Enterprise Products Operating L.P.
        21*              -- List of Subsidiaries of El Paso Energy Partners.
        23*              -- Consent of Independent Accountants.

(b) REPORTS ON FORM 8-K

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

     We filed a Current Report on Form 8-K, dated January 29, 2001, announcing the divestiture of various Gulf of Mexico assets.

     We filed a Current Report on Form 8-K/A dated February 13, 2001, providing pro forma financial statements relating to the divestiture of various Gulf of Mexico assets.

     We filed a Current Report on Form 8-K dated March 15, 2001, announcing the purchase of natural gas liquids transportation and fractionation assets.

     We filed a Current Report on Form 8-K dated March 21, 2001, providing additional risk factors relating to our new fractionation and storage businesses.

     We filed a Current Report on Form 8-K dated March 27, 2001, providing the underwriting agreement for our March 2001 prospectus supplement.

UNDERTAKING

     We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph
(4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of our long-term debt and our consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, El Paso Energy Partners, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2001.

                                        EL PASO ENERGY PARTNERS, L.P.
                                                      (Registrant)

                                        By: EL PASO ENERGY PARTNERS COMPANY,
                                           its General Partner

                                        By:      /s/ ROBERT G. PHILLIPS
                                           -------------------------------------
                                                    Robert G. Phillips
                                                  Chief Executive Officer

                        NAME                                         TITLE                        DATE
                        ----                                         -----                        ----

                 /s/ WILLIAM A. WISE                   Chairman of the Board and Director
- -----------------------------------------------------
                   William A. Wise

               /s/ ROBERT G. PHILLIPS                  Chief Executive Officer and
- -----------------------------------------------------    Director
                 Robert G. Phillips

                 /s/ KEITH B. FORMAN                   Chief Financial Officer and Vice
- -----------------------------------------------------    President
                   Keith B. Forman

                 /s/ JAMES H. LYTAL                    President and Director
- -----------------------------------------------------
                   James H. Lytal

                 /s/ D. MARK LELAND                    Senior Vice President and
- -----------------------------------------------------    Controller (Chief Accounting
                   D. Mark Leland                        Officer)

                 /s/ H. BRENT AUSTIN                   Executive Vice President and
- -----------------------------------------------------    Director
                   H. Brent Austin

                /s/ MICHAEL B. BRACY                   Director
- -----------------------------------------------------
                  Michael B. Bracy

                /s/ H. DOUGLAS CHURCH                  Director
- -----------------------------------------------------
                  H. Douglas Church

                 /s/ MALCOLM WALLOP                    Director
- -----------------------------------------------------
                   Malcolm Wallop

                         EL PASO ENERGY PARTNERS, L.P.

                               INDEX TO EXHIBITS
                               DECEMBER 31, 2000

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

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          3.1            -- Certificate of Limited Partnership of El Paso Energy
                            Partners (filed as Exhibit 3.1 to our Registration
                            Statement on Form S-1, File No. 33-55642).
          3.2            -- Second Amended and Restated Agreement of Limited
                            Partnership effective as of August 31, 2000 (titled as
                            Exhibit 3.8 to our Current Report on Form 8-K dated March
                            6, 2001).
          3.3            -- Amendment Number 3 to the Amended and Restated Agreement
                            of Limited Partnership of El Paso Energy Partners (filed
                            as Exhibit 3.2 to our Current Report on Form 8-K dated
                            March 31, 2000).
          3.4            -- Second Amended and Restated Agreement of Limited
                            Partnership effective as of August 31, 2000 (filed as
                            Exhibit 3.B to our Current Report on Form 8-K dated March
                            6, 2001).
          4.1            -- A/B Exchange Registration Rights Agreement dated as of
                            May 27, 1999 among El Paso Energy Partners, L.P., El Paso
                            Energy Partners Finance Corporation, the Subsidiary
                            Guarantors, Donaldson, Lufkin & Jenrette Securities
                            Corporation, and Chase Securities Inc. (filed as Exhibit
                            4.7 to our Registration Statement on Form S-4, filed on
                            June 21, 1999, File No. 333-81143).
          4.2            -- Indenture dated as of May 27, 1999 among El Paso Energy
                            Partners, L.P., El Paso Energy Partners Finance
                            Corporation, the Subsidiary Guarantors and Chase Bank of
                            Texas, as Trustee (filed as Exhibit 4.1 to our
                            Registration Statement on Form S-4, filed on June 24,
                            1999, File No. 333-81143); First Supplemental Indenture
                            dated as of June 30, 1999 (filed as Exhibit 4.2 to the
                            Partnership's Amendment No. 1 to Registration Statement
                            on Form S-4, filed August 27, 1999 File No. 333-81143);
                            Second Supplemental Indenture dated as of July 27, 1999
                            (filed as Exhibit 4.3 to our Amendment No. 1 to
                            Registration Statement on Form S-4, filed August 27,
                            1999, File No. 333-81143); Third Supplemental Indenture
                            dated as of March 21, 2000, to the Indenture dated as of
                            May 27, 1999, among El Paso Energy Partners, L.P., El
                            Paso Energy Partners Finance Corporation, as the issuers,
                            and the subsidiaries party thereto, as subsidiary
                            guarantors, and Chase Bank of Texas, N.A., as trustee
                            (filed as Exhibit 4.7.1 of our 2000 Second Quarter 10-Q).
          4.3*           -- Registration Rights Agreement dated as of August 28, 2000 by and between Crystal Gas Storage, Inc. and El Paso
                            Energy Partners, L.P.

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.1            -- First Amended and Restated Management Agreement, dated
                            June 27, 1994 and effective as of July 1, 1992, between
                            DeepTech International Inc. and the General Partner
                            (filed as Exhibit 10.1 to DeepTech's Form 10-K the year
                            ended December 31, 1994, File No. 0-23934); First
                            Amendment to First Amended and Restated Management
                            Agreement between DeepTech and General Partner (filed as
                            Exhibit 10.76 to DeepTech's Registration Statement on
                            Form S-1, filed on January 23, 1995, File No. 33-88688);
                            Second Amendment to First Amended and Restated Management
                            Agreement between DeepTech and General Partner (filed as
                            Exhibit 10.18 to our Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1995, filed on April 1,
                            1995, File No. 1-11680); Third Amendment to First Amended
                            and Restated Management Agreement between DeepTech and
                            General Partner (filed as Exhibit 10.4 to our
                            Registration Statement on Form S-4, filed on June 21,
                            1999, File No. 333-81143); Fourth Amendment to First
                            Amended and Restated Management Agreement between
                            DeepTech and General Partner (filed as Exhibit 10.1 to
                            our Quarterly Report on Form 10-Q for the quarterly
                            period ended June 30, 1997, filed on August 12, 1997,
                            File No. 1-11680); Fifth Amendment to First Amended and
                            Restated Management Agreement between DeepTech and
                            General Partner (filed as Exhibit 10.1 to our Quarterly
                            Report on Form 10-Q for the quarterly period ended
                            September 30, 1997, filed on November 14, 1997, File No.
                            1-11680); Sixth Amendment to First Amended and Restated
                            Management Agreement between DeepTech International Inc.
                            and the General Partner (filed as Exhibit 10.2 to our
                            Form 10-K the year ended December 31, 1998, filed on
                            March 30, 1999, File No. 1-11680, the 1998 Form 10-K).
         10.2            -- Fourth Amended and Restated Credit Agreement dated June
                            30, 2000, among El Paso Energy Partners L.P., El Paso
                            Energy Partners Finance Corporation, Credit Lyonnais, as
                            Syndication Agent, BankBoston N.A., as Documentation
                            Agent, the Chase Manhattan Bank, as Administrative Agent,
                            and, as applicable, the banks and other institutions
                            parties thereto (filed as Exhibit 10.1 to our Current
                            Report on Form 8-K dated July 14, 2000).
         10.2.1*         -- First Amendment to Fourth Amended and Restated Credit
                            Agreement dated as of January 8, 2001 by and among El
                            Paso Energy Partners, El Paso Energy Partners Finance
                            Corporation, El Paso Energy Partners Company, each of the
                            Subsidiary Guarantors, Credit Lyonnais, as Syndication
                            Agent, BankBoston, N.A., as Documentation Agent, The
                            Chase Manhattan Bank, as Administrative Agent, and the
                            several banks and other financial institutions
                            signatories thereto.
         10.3            -- Redemption Agreement dated February 27, 1998 between
                            Tatham Offshore, Inc. and Flextrend Development Company,
                            L.L.C., a subsidiary of El Paso Energy Partners (filed as
                            Exhibit 10.1 to our 1998 Third Quarter 10-Q).
         10.4            -- Contribution Agreement between El Paso Energy Partners
                            and El Paso Field Services Company (filed as Exhibit A to
                            our Schedule 14A (Rule 14A-101) Proxy Statement effective
                            February 9, 1998).
        +10.5            -- El Paso Energy Partners 1998 Unit Option Plan for
                            Non-Employee Directors Effective as of August 14, 1998
                            (filed as Exhibit 10.2 to our 1998 Third Quarter Form
                            10-Q); Amendment No. 1 to the El Paso Energy Partners,
                            L.P. 1998 Unit Option Plan for Non-Employee Directors
                            (filed as Exhibit 10.7.1. to our 2000 Second Quarter
                            10-Q).
        +10.6            -- El Paso Energy Partners 1998 Omnibus Compensation Plan,
                            Amended and Restated, effective as of January 1, 1999
                            (filed as Exhibit 10.9 to our 1998 10-K, filed on March
                            29, 1999, File No. 1-11680); Amendment No. 1 to the El
                            Paso Energy Partner's 1998 Omnibus Compensation Plan
                            (filed as Exhibit 10.8.1 to our 2000 Second Quarter
                            10-Q).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.7            -- Purchase Agreement dated as of May 24, 1999 among (i)
                            Leviathan Gas Pipeline Partners, L.P., (ii) Leviathan
                            Finance Corporation, (iii) Delos Offshore Company,
                            L.L.C., Ewing Bank Gathering Company, L.L.C., Flextrend
                            Development Company, L.L.C., Green Canyon Pipe Line
                            Company, L.L.C., Leviathan Oil Transport Systems, L.L.C.,
                            Manta Ray Gathering Company, L.L.C., Poseidon Pipeline
                            Company, L.L.C., Sailfish Pipeline Company, L.L.C.,
                            Stingray Holding, L.L.C., Delaware Transco Hydrocarbons
                            Company, L.L.C., Texam Offshore Gas Transmission, L.L.C.,
                            Transco Offshore Pipeline Company, L.L.C., Tarpon
                            Transmission Company, Viosca Knoll Gathering Company,
                            VK-Main Pass Gathering Company, L.L.C., VK Deepwater
                            Gathering Company, L.L.C. and the Subsidiary Guarantors
                            from time to time party thereto (collectively, the
                            "Subsidiary Guarantors"), (iv) Donaldson, Lufkin &
                            Jenrette Securities Corporation, and (v) Chase Securities
                            Inc. (filed as Exhibit 1.1 to our Registration Statement
                            on Form S-4, filed on June 21, 1999, File No. 333-81143).
         10.8            -- Purchase and Sale Agreement between Natural Gas Pipeline
                            Company of America as Seller and us as Buyer dated as of
                            June 30, 1999 (filed as Exhibit 10.1 to our Current
                            Report on Form 8-K, filed on July 15, 1999, File No.
                            1-11680).
         10.9            -- Farmout Agreement dated October 25, 1999 by and between
                            Flextrend Development Company, L.L.C. and El Paso
                            Production GOM, Inc. (filed as Exhibit 10.15 to our
                            Current Report on Form 8-K, filed on November 15, 1999,
                            File No. 1-11680).
         10.10           -- Agreement and Plan of Merger dated March 20, 2000, by and among El Paso Energy Partners, L.P., Green Canyon Pipe
                            Line Company, L.L.C., El Paso Merchant Energy Holding
                            Company, and El Paso Intrastate-Alabama, Inc. (filed as
                            Exhibit 10.13 to our 1999 Form 10-K).
         10.11           -- Limited Liability Company Agreement for Poseidon Oil
                            Pipeline Company, L.L.C. dated February 14, 1996; First
                            Amendment to the Limited Liability Company Agreement for
                            Poseidon Oil Pipeline Company, L.L.C. dated February 14,
                            1996 (filed as Exhibit 10.14 to our 2000 Second Quarter
                            10-Q).
         10.12           -- Limited Liability Company Agreement of Neptune Pipeline
                            Company, L.L.C. dated January 17, 1997 (filed as Exhibit
                            10.15 to our 2000 Second Quarter 10-Q).
         10.13           -- Limited Liability Company Agreement of Ocean Breeze
                            Pipeline Company, L.L.C. dated January 17, 1997 (filed as
                            Exhibit 10.16 to our 2000 Second Quarter 10-Q).
         10.14           -- Limited Liability Company Agreement of Nemo Gathering
                            Company, L.L.C. dated July 26, 1999 (filed as Exhibit
                            10.17 to our 2000 Second Quarter 10-Q).
         10.15           -- Limited Liability Company Agreement of Deepwater
                            Holdings, L.L.C. dated September 30, 1999 (filed as
                            Exhibit 10.18 to our 2000 Second Quarter 10-Q).
         10.16           -- Purchase and Sale Agreement dated as of September 30,
                            1999 between Leviathan Deepwater, L.L.C. and ANR Western
                            Gulf Holdings, L.L.C. (filed as Exhibit 10.19 to our 2000
                            Second Quarter 10-Q).
         10.17           -- Fabrication Agreement dated as of July 16, 1999 by and
                            between Delos Offshore Company and MODEC International
                            LLC; Amendment No. 1 to the Fabrication Agreement dated
                            as of August 31, 1999 by and between Delos Offshore
                            Company and MODEC International LLC (filed as Exhibit
                            10.20 to our 2000 Second Quarter 10-Q).
         10.18           -- Credit Agreement dated as of August 23, 2000 by and among
                            Argo, L.L.C., the lenders party thereto, the Chase
                            Manhattan Bank, as administrative agent, First Union
                            National Bank, as syndication agent, Bank One, N.A., as
                            documentation agent, and Chase Securities Inc., as
                            arranger (filed as Exhibit 10.14 to our Third Quarter
                            10-Q).
         10.19           -- Sponsor Agreement dated as of August 23, 2000, by El Paso
                            Energy Partners, L.P., and the Chase Manhattan Bank, as
                            administrative agent. (filed as Exhibit 10.15 to our 2000
                            Third Quarter 10-Q).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.20           -- Agreement and Plan of Merger dated as of August 28, 2000 by and among El Paso Energy Partners, L.P., as Parent, El
                            Paso Partners Acquisition, L.L.C., Crystal Holding, Inc.,
                            and Crystal Gas Storage, Inc. (filed as Exhibit 10.16 to
                            our 2000 Third Quarter 10-Q).
         10.21*          -- Purchase and Sale Agreement dated as of December 8, 2000 by and among El Paso Energy Partners, Green Canyon Pipe
                            Line Company, L.P., and Williams Field Services-Gulf
                            Coast Company, L.P.
         10.22*          -- Purchase and Sale Agreement dated as of December 8, 2000 by and among Deepwater Holdings, L.L.C., Enterprise
                            Products Operating L.P., Shell Gas Transmission, LLC and
                            Starfish Pipeline Company, L.L.C.
         10.23*          -- Purchase and Sale Agreement dated as of December 8, 2000 by and among El Paso Energy Partners, El Paso Energy
                            Partners Company and Enterprise Products Operating L.P.
        21*              -- List of Subsidiaries of El Paso Energy Partners.
        23*              -- Consent of Independent Accountants.

UNDERTAKING

     We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph
(4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of our long-term debt and our consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.