Form 10-Q
period 2001-03-31
EL PASO ENERGY PARTNERS LP
filed 2001-05-14
CIK 895040

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

               EL PASO BUILDING
            1001 LOUISIANA STREET
                HOUSTON, TEXAS                                     77002
   (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's Telephone Number, Including Area Code: (713) 420-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The registrant had 34,062,814 common units outstanding as of May 9, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         EL PASO ENERGY PARTNERS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
Operating revenues..........................................  $ 54,502   $18,950
                                                              --------   -------
Operating expenses
  Purchased natural gas costs...............................    22,290     1,072
  Operations and maintenance, net...........................     6,380     2,008
  Depreciation, depletion and amortization..................     8,302     6,476
  Asset impairment charge...................................     3,921        --
                                                              --------   -------
                                                                40,893     9,556
                                                              --------   -------
Operating income............................................    13,609     9,394
                                                              --------   -------
Other income (loss)
  Earnings (loss) from unconsolidated affiliates............    (4,712)    3,850
  Net loss on sales of assets...............................   (10,381)       --
  Other income..............................................    25,981        82
                                                              --------   -------
                                                                10,888     3,932
                                                              --------   -------
Income before interest, income taxes and other charges......    24,497    13,326
                                                              --------   -------
Interest and debt expense...................................    11,483    11,380
Minority interest...........................................        41        10
Income tax benefit..........................................        --        (3)
                                                              --------   -------
                                                                11,524    11,387
                                                              --------   -------
Net income..................................................    12,973     1,939
Net income allocated to General Partner.....................     4,695     3,232
Net income allocated to Series B unitholders................     4,322        --
                                                              --------   -------
Net income (loss) allocated to limited partners.............  $  3,956   $(1,293)
                                                              ========   =======
Basic and diluted net income (loss) per unit................  $   0.12   $ (0.05)
                                                              ========   =======
Weighted average number of units outstanding................    32,471    27,029
                                                              ========   =======

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT UNIT AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
                                        ASSETS

Current assets
  Cash and cash equivalents.................................   $ 93,211      $ 20,281
  Accounts receivable, net..................................     43,209        32,734
  Other current assets......................................        675           633
                                                               --------      --------
          Total current assets..............................    137,095        53,648

Property, plant, and equipment, net.........................    748,546       631,695
Investments in unconsolidated affiliates....................     79,689       182,734
Other noncurrent assets.....................................     30,558        11,182
                                                               --------      --------
          Total assets......................................   $995,888      $879,259
                                                               ========      ========

                           LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Accounts payable..........................................   $ 10,813      $ 14,425
  Accrued interest..........................................      8,113         3,107
  Other current liabilities.................................      9,117         2,171
                                                               --------      --------
          Total current liabilities.........................     28,043        19,703

Revolving credit facility...................................    338,000       318,000
Long-term debt..............................................    175,000       175,000
Project financing...........................................     70,000        45,000
Other noncurrent liabilities................................     11,955        12,851
                                                               --------      --------
          Total liabilities.................................    622,998       570,554
                                                               --------      --------
Commitments and contingencies
Minority interest...........................................     (2,390)       (2,366)
Partners' capital
  Limited partners
     Series B preference units; 170,000 units issued and
      outstanding...........................................    179,989       175,668
     Common units; 34,042,814 and 31,550,314 units issued
      and outstanding.......................................    192,705       132,802
  General partner...........................................      2,586         2,601
                                                               --------      --------
          Total partners' capital...........................    375,280       311,071
                                                               --------      --------
          Total liabilities and partners' capital...........   $995,888      $879,259
                                                               ========      ========

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              ---------   --------
Cash flows from operating activities
  Net income................................................  $  12,973   $  1,939
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............      8,302      6,476
     Asset impairment charge................................      3,921         --
     Net loss on sales of assets............................     10,381         --
     Distributed earnings of unconsolidated affiliates
       (Earnings) loss from unconsolidated affiliates.......      4,712     (3,850)
       Distributions from unconsolidated affiliates.........      6,922      8,740
  Other noncash items.......................................      1,063        701
  Working capital changes, net of non-cash transactions.....    (22,375)     6,447
                                                              ---------   --------
          Net cash provided by operating activities.........     25,899     20,453
                                                              ---------   --------
Cash flows from investing activities
  Additions to property, plant and equipment................   (156,975)    (6,086)
  Proceeds from sales of assets.............................    108,233         --
  Additions to investments in unconsolidated affiliates.....         --     (3,015)
  Cash paid for acquisitions, net of cash acquired..........         --    (26,476)
  Other.....................................................        140       (280)
                                                              ---------   --------
          Net cash used in investing activities.............    (48,602)   (35,857)
                                                              ---------   --------
Cash flows from financing activities
  Net proceeds from revolving credit facility...............    140,620     43,000
  Revolving credit repayments...............................   (121,000)    (6,000)
  Net proceeds from project financing.......................     24,962         --
  Net proceeds from issuance of common units................     73,358         --
  Distributions to partners.................................    (22,307)   (17,652)
                                                              ---------   --------
          Net cash provided by financing activities.........     95,633     19,348
                                                              ---------   --------
Increase in cash and cash equivalents.......................     72,930      3,944
Cash and cash equivalents
  Beginning of period.......................................     20,281      4,202
                                                              ---------   --------
  End of period.............................................  $  93,211   $  8,146
                                                              =========   ========

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2000 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at March 31, 2001, and for the quarters ended March 31, 2001 and 2000, are unaudited. The condensed consolidated balance sheet at December 31, 2000, is derived from the audited financial statements. These financial statements do not include all disclosures required by accounting principles generally accepted in the United States, but have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission
(SEC). In our opinion, all material adjustments, all of which are of a normal recurring nature, have been made to fairly present our results of operations. Information for any interim period may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information includes reclassifications, which were made to conform to the current presentation. These reclassifications have no effect on our reported net income, cash flows or partners' capital.

  Adoption of SFAS No. 133

     We adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. All of our existing derivative instruments expired in December 2000 and accordingly, there was no impact as a result of our adoption.

     During the normal course of our business, we may enter into contracts that qualify as derivatives according to SFAS No. 133's definition of a derivative. Accordingly, we evaluate our contracts to see if derivative accounting is necessary. Contracts that meet the criteria of a derivative are then evaluated for the normal purchases and normal sales exception. Contracts qualifying as normal purchases and normal sales are documented in order to be excluded from accounting under SFAS No. 133.

     We may also purchase and sell instruments to economically hedge price fluctuations in the commodity markets. These instruments are not documented as hedges due to their short-term nature, or do not qualify under SFAS No. 133 for hedge accounting due to the terms in the instruments. Where such derivatives do not qualify, they are marked to market with the earnings impact recognized in operating income.

2. ACQUISITIONS AND DISPOSITIONS

  EPN Texas

     In February 2001, we acquired the south Texas fee-based natural gas liquids
(NGL) transportation and fractionation assets (EPN Texas) from a subsidiary of El Paso Corporation for $133 million. We funded the acquisition of these assets by borrowing from our revolving credit facility. These assets include more than 600 miles of NGL gathering and transportation pipelines. The NGL pipeline system gathers and transports unfractionated and fractionated products. We also acquired three fractionation plants with a capacity of approximately 96 MBbls/d. These plants fractionate NGLs into ethane, propane, and butane products which are used by refineries and petrochemical plants along the Texas Gulf Coast. We accounted for the acquisition as a purchase and assigned the purchase price to the assets acquired based upon the estimated fair value of the assets as of the acquisition date. The values assigned are preliminary and may be revised based on additional information.

---------------
As generally used in the energy industry and in this document, the following terms have the following meanings:

Bbl        = barrel                                     Mcf        = thousand cubic feet
MBbls(/d)  = thousand barrels (per day)                 MMcf       = million cubic feet

When we refer to cubic feet measurements, all measurements are at 14.73 pounds per square inch.

     The following selected unaudited pro forma information represents our consolidated results of operations on a pro forma basis for the first quarters ended March 31, 2001 and 2000, as if we acquired EPN Texas on January 1, 2000:

                                                                2001          2000
                                                              --------      --------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER UNIT AMOUNTS)
Operating revenues..........................................  $59,544       $27,338
Operating income............................................  $16,553       $14,914
Net income..................................................  $14,195       $ 4,782
Basic and diluted net income per unit.......................  $  0.16       $  0.05

  Gulf of Mexico assets

     In accordance with a Federal Trade Commission (FTC) order related to El Paso Corporation's merger with The Coastal Corporation, we, along with Deepwater Holdings L.L.C., agreed to sell several of our offshore Gulf of Mexico assets to third parties in January 2001. Total consideration paid for these assets was approximately $158 million consisting of approximately $108 million for the assets we sold and approximately $50 million for the assets Deepwater Holdings sold. The offshore assets sold include interests in Stingray, Nautilus, Manta Ray Offshore, Nemo, Tarpon and the Green Canyon pipeline assets, as well as interests in two offshore platforms and one dehydration facility. We recognized net losses from the asset sales of approximately $10.4 million, and Deepwater Holdings recognized losses of approximately $14.9 million. Our share of Deepwater Holdings' losses was approximately $10 million, which has been reflected in earnings (loss) from unconsolidated affiliates in the accompanying statements of operations. Also related to the same FTC order, Deepwater Holdings sold its interest in UTOS in April 2001. The proceeds from this sale were approximately $4 million and Deepwater Holdings recognized a loss of $6.1 million, of which $4.2 million represents our share.

     As additional consideration for the above transactions, El Paso Corporation will make payments to us totaling $29 million. These payments will be made in quarterly installments of $2.25 million for the next three years and $2 million in the first quarter of 2004. From this additional consideration, we realized income of approximately $25.4 million, which has been reflected in other income in the accompanying statements of operations.

3. PARTNERS' CAPITAL

  Public offering of common units

     In March 2001, we completed a public offering of 2,250,000 common units. We used the net cash proceeds of $66.8 million to reduce indebtedness under our revolving credit facility. In addition, our General Partner contributed $0.7 million to us in order to satisfy its one percent contribution requirement.

  Cash distributions

     In February 2001, we paid cash distributions of $0.55 per common unit and our General Partner received incentive distributions of $4.6 million. In April 2001, we declared a cash distribution of $0.575 per common unit for the quarter ended March 31, 2001, which we will pay on May 15, 2001, to holders of record as of April 30, 2001. In addition, we will pay our General Partner $5.8 million in incentive distributions. At the current distribution rates, our General Partner receives approximately 24 percent of total cash distributions we pay.

  Other

     During the quarter ended March 31, 2001, we received net proceeds of $6.6 million related to the exercise of 242,500 common unit options.

4. PROPERTY, PLANT AND EQUIPMENT

     Our property, plant and equipment consisted of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
Property, plant and equipment, at cost
  Pipelines.................................................  $363,226      $239,920
  Platforms and facilities..................................    96,118       127,639
  Oil and natural gas properties............................   156,320       156,320
  Natural gas storage facilities............................   144,142       147,294
  Construction work-in-progress.............................   150,804       127,811
                                                              --------      --------
                                                               910,610       798,984
Less accumulated depreciation, depletion, and
  amortization..............................................   162,064       167,289
                                                              --------      --------
     Property, plant and equipment, net.....................  $748,546      $631,695
                                                              ========      ========

     Due to the sale of our interest in the Manta Ray Offshore system in January 2001, we lost a primary connecting point to our Manta Ray pipeline. As a result, we abandoned the Manta Ray pipeline and recorded an impairment of approximately $3.9 million which is reflected in the Gathering, Transportation and Platforms segment.

5. DEBT AND OTHER CREDIT FACILITIES

  8.50% Senior subordinated notes

     In May 2001, we issued $250 million aggregate principal amount of 8.50% Senior Subordinated Notes due 2011. Proceeds of approximately $243 million, net of issuance costs, were used to reduce indebtedness under our revolving credit facility.

  Credit facility

     As of March 31, 2001, we had $338 million outstanding under our revolving credit facility and $145 million available under the borrowing base limitations, and the average interest rate was 7.68%. We pay a commitment fee of 0.25 percent per annum on the unused and unavailable portion of the credit facility and 0.50 percent per annum on the unused and available portion. We are currently negotiating with a syndicated bank group to increase the size of our credit facility from $500 million to $600 million and extend the maturity through May 2004.

  Project finance loan

     In August 2000, Argo L.L.C., one of our subsidiaries, obtained a $95 million limited recourse project finance loan from a group of commercial lenders. This loan is a syndication of a construction loan that is convertible into a term loan upon completion of the construction project. As of March 31, 2001, Argo had $70 million outstanding, and the average interest rate was 6.9%.

  Other credit facilities

     Deepwater Holdings and Poseidon Oil Pipeline Company, L.L.C. are parties to credit agreements under which each has outstanding obligations that may restrict their ability to pay distributions to their respective owners.

     Deepwater Holdings has a revolving credit facility with a syndicate of commercial banks to provide up to $175 million. As of March 31, 2001, Deepwater Holdings had $110 million outstanding under its credit facility at an average floating interest rate of 6.43% and $16 million available under its borrowing base limitations. The proceeds from the sale of Stingray and the West Cameron dehydration facility in January 2001 of approximately $50 million were used to reduce the revolving credit facility. The proceeds from the sale of UTOS in April 2001 were also used to reduce the revolving credit facility.

     As of March 31, 2001, Poseidon had $150 million outstanding under its revolving credit facility at an average floating interest rate of 6.56%. In April 2001, Poseidon amended and restated its credit facility to provide up to $185 million with a maturity of April 2004.

6. COMMITMENTS AND CONTINGENCIES

     We, along with several subsidiaries of El Paso, have been named defendants in actions brought by Jack Grynberg on behalf of the United States Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the United States Government of royalties. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, United States District Court for the District of Wyoming).

     We have also been named a defendant in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint, was transferred to the same court handling the Grynberg complaint, and has now been sent back to Kansas State Court for further proceedings.

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

     It is possible that new information or future developments could require us to reassess our potential exposure to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will make accruals accordingly.

7. SEGMENT INFORMATION

     We segregate our business activities into four distinct operating segments:

     - Gathering, Transportation and Platforms;

     - Liquid Transportation and Fractionation;

     - Natural Gas Storage; and

     - Oil and Natural Gas Production.

     As a result of our acquisition of EPN Texas in February 2001, we began providing NGL transportation and fractionation services and have shown these activities as a separate segment called Liquid Transportation and Fractionation. This segment also includes the liquid transportation services of the Allegheny and Poseidon oil pipelines which were previously reflected in the Gathering, Transportation and Platforms segment. Accordingly, to the extent practicable, we have restated the prior period to conform to the current business segment presentation. The restated results of operations for the quarter ended March 31, 2000, are not necessarily indicative of the results which would have been achieved had the revised business structure been in effect during the period.

     Each of our segments are business units that offer different services and products. They are managed separately, as each requires different technology and marketing strategies. We measure segment performance using performance cash flows, or an asset's ability to generate cash flow. Performance cash flow should not be considered an alternate to earnings before interest expense and taxes
(EBIT) as an indicator of operating performance. Following are results as of and for the quarters ending March 31:

                                                     LIQUID
                                 GATHERING,      TRANSPORTATION    NATURAL      OIL AND
                               TRANSPORTATION          AND           GAS      NATURAL GAS
                                AND PLATFORMS     FRACTIONATION    STORAGE    PRODUCTION    OTHER(1)    TOTAL
                               ---------------   ---------------   --------   -----------   --------   --------
                                                                (IN THOUSANDS)
2001
  Revenue from external
     customers...............     $ 34,819          $  4,271       $  4,957     $10,455     $     --   $ 54,502
  Intersegment revenue.......        3,288                --             23          --       (3,311)        --
  Depreciation, depletion and
     amortization............        4,013               248          1,401       2,386          254      8,302
  Asset impairment charge....        3,921                --             --          --           --      3,921
  Operating income (loss)....        4,763             2,940          2,513       3,906         (513)    13,609
  Earnings (loss) from
     unconsolidated
     affiliates..............       (8,805)            4,093             --          --           --     (4,712)
  EBIT.......................      (14,290)            7,033          2,513       3,906       25,335     24,497
  Performance cash
     flows(2)................       17,975             6,860          3,914       6,292          186     35,227
  Assets.....................      432,684           202,906        180,050      55,231      125,017    995,888

2000
  Revenue from external
     customers...............     $ 11,627          $  1,531       $     --     $ 5,792     $     --   $ 18,950
  Intersegment revenue.......        3,166                --             --          --       (3,166)        --
  Depreciation, depletion and
     amortization............        2,831               530             --       3,060           55      6,476
  Operating income (loss)....        9,745               998             --      (1,294)         (55)     9,394
  Earnings from
     unconsolidated
     affiliates..............        2,680             1,170             --          --           --      3,850
  EBIT.......................       12,426             2,168             --      (1,294)          26     13,326
  Performance cash
     flows(2)................       19,877             2,967             --       1,402           82     24,328
  Assets.....................      456,877            69,636             --      65,038       19,137    610,688

---------------------

(1) Represents intersegment eliminations and other income or assets not associated with our segment activities.

(2) Performance cash flows are determined by taking operating income, and adding or subtracting as appropriate, cash distributions from equity investments, depreciation, depletion and amortization, and other non-cash items.

8. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     We hold investments in various affiliates which we account for using the equity method of accounting. Summarized financial information for these investments is as follows:
                          QUARTER ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                        DEEPWATER
                                                       HOLDINGS(1)   POSEIDON   OTHER(2)    TOTAL
                                                       -----------   --------   --------   -------
OWNERSHIP INTEREST...................................        50%         36%     25.67%
                                                        ========     =======     ======
OPERATING RESULTS DATA:
  Operating revenues.................................   $ 14,779     $18,568     $1,982
  Other income.......................................         --         366        (85)
  Operating expenses.................................     (6,484)     (1,497)      (590)
  Depreciation.......................................     (2,886)     (2,837)      (953)
  Other expenses.....................................     (2,978)     (2,821)       222
  Loss on sale.......................................    (14,925)         --         --
                                                        --------     -------     ------
  Net income (loss)..................................   $(12,494)    $11,779     $  576
                                                        ========     =======     ======
OUR SHARE:
  Allocated income (loss)............................   $ (6,247)    $ 4,240     $  148
  Adjustments(3).....................................     (2,697)       (147)        (9)
                                                        --------     -------     ------
  Earnings (loss) from unconsolidated affiliates.....   $ (8,944)    $ 4,093     $  139    $(4,712)
                                                        ========     =======     ======    =======
  Allocated distributions............................   $  3,250     $ 3,672     $   --    $ 6,922
                                                        ========     =======     ======    =======

                          QUARTER ENDED MARCH 31, 2000
                                 (IN THOUSANDS)

                                                         DEEPWATER
                                                         HOLDINGS     POSEIDON   OTHER(2)   TOTAL
                                                        -----------   --------   --------   ------
OWNERSHIP INTEREST....................................        50%         36%     25.67%
                                                          =======     =======    =======
OPERATING RESULTS DATA:
  Operating revenues..................................    $15,086     $11,130    $ 7,327
  Other income........................................         87         195        705
  Operating expenses..................................     (8,354)     (1,678)    (1,455)
  Depreciation........................................     (4,039)     (1,941)    (2,275)
  Other expenses......................................     (1,494)     (2,827)      (108)
                                                          -------     -------    -------
  Net income..........................................    $ 1,286     $ 4,879    $ 4,194
                                                          =======     =======    =======
OUR SHARE:
  Allocated income....................................    $   643     $ 1,756    $ 1,077
  Adjustments(4)......................................        903        (586)        57
                                                          -------     -------    -------
  Earnings from unconsolidated affiliates.............    $ 1,546     $ 1,170    $ 1,134    $3,850
                                                          =======     =======    =======    ======
  Allocated distributions.............................    $ 5,100     $ 1,440    $ 2,200    $8,740
                                                          =======     =======    =======    ======

---------------

(1) In January 2001, Deepwater Holdings sold its Stingray and West Cameron subsidiaries. Deepwater Holdings sold its interest in its UTOS subsidiary in April 2001.
(2) Other contains Manta Ray Offshore Gathering Company, L.L.C. and Nautilus Pipeline Company L.L.C. In January 2001, we sold our 25.67% interest in Manta Ray Offshore and our 25.67% interest in Nautilus.
(3) We recorded adjustments primarily for differences from estimated year end 2000 earnings reported in our Annual Report on Form 10-K and actual earnings reported in the 2000 audited annual reports of our unconsolidated affiliates. For the quarter ended March 31, 2001, we recorded an additional adjustment relating to the sale of Stingray and West Cameron. The loss on these sales was not allocated proportionately with Deepwater Holdings' ownership percentages because the capital contributed by us was a larger amount of capital at the formation and therefore we were allocated a larger portion of the loss. Our total share of the loss relating to these sales was approximately $10 million.
(4) We recorded adjustments primarily for differences from estimated year end 1999 earnings reported in our Annual Report on Form 10-K and actual earnings reported in the 1999 audited annual reports of our unconsolidated affiliates, and for purchase price adjustments under Accounting Principles Board (APB) Opinion No. 16, "Business Combinations."

9. RELATED PARTY TRANSACTIONS

     Our transactions with related parties and affiliates are as follows:

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2001      2000
                                                              -------   ------
                                                               (IN THOUSANDS)
Revenues received from related parties:
  Oil and natural gas sales.................................  $ 2,689   $5,696
  Liquid transportation and fractionation services..........    2,306       --
  Gathering, transportation and platform services...........      837       --
                                                              -------   ------
                                                              $ 5,832   $5,696
                                                              =======   ======
Expenses paid to related parties:
  Purchased natural gas costs...............................  $12,795   $   --
  Operating expenses........................................    7,582    4,529
                                                              -------   ------
                                                              $20,377   $4,529
                                                              =======   ======
Reimbursements received from related parties:
  Operating expenses........................................  $ 4,909   $5,021
                                                              =======   ======

     There have been no changes to our related party relationships, except as described below, from our 2000 Annual Report on Form 10-K.

     At March 31, 2001, and December 31, 2000, our accounts receivable balances due from related parties was $30.4 million and $1.6 million, respectively. Our accounts receivable due from related parties at March 31, 2001, included El Paso Corporation's payment of approximately $25.4 million in connection with the sales of our Gulf of Mexico assets in January 2001. At March 31, 2001, our accounts payable due to related parties was $1.2 million. At December 31, 2000, we had no accounts payable due to related parties.

     In connection with our acquisition of EPN Texas, we entered into a twenty-year transportation and fractionation agreement with El Paso NGL Marketing, L.P., an affiliate of our General Partner. In this agreement, El Paso NGL Marketing has agreed to deliver all of the NGL's derived from processing operations at seven natural gas processing plants in south Texas owned by affiliates of El Paso NGL Marketing to our south Texas NGL gathering and fractionation facilities. We have dedicated 100 percent of the capacity of these facilities to El Paso NGL Marketing.

10. GUARANTOR FINANCIAL INFORMATION

     On May 1, 2001, we purchased our General Partner's 1.01% non-managing interest owned in twelve of our subsidiaries for $8 million. As a result of this acquisition, all of our subsidiaries, excluding our joint ventures, are wholly-owned by us. Our revolving credit facility is guaranteed by us and each of our subsidiaries (excluding our Argo, L.L.C. and Argo I, L.L.C. subsidiaries) and is collateralized by our management agreement, substantially all of our assets, and our General Partner's one percent general partner interest. In addition, our 10 3/8% Senior Subordinated Notes are guaranteed by all of our subsidiaries except Argo and Argo I. In accordance with Rule 3-10(e) of Regulation S-X, we are providing the following condensed consolidating financial information of us (as the Issuer) and our subsidiaries as if our current organizational structure were in place for all periods presented. The consolidating eliminations column eliminates our investment in consolidated subsidiaries, intercompany payables and receivables and other transactions between subsidiaries.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                               NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                    ISSUER    SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                    -------   ---------------   ------------   -------------   ------------
                                                                (IN THOUSANDS)
Operating revenues................  $    --        $  --          $ 57,813        $(3,311)       $ 54,502
                                    -------        -----          --------        -------        --------
Operating expenses
  Purchased natural gas costs.....       --           --            22,638           (348)         22,290
  Operations and maintenance,
     net..........................    1,791          183             7,393         (2,987)          6,380
  Depreciation, depletion and
     amortization.................      254           --             8,048             --           8,302
  Asset impairment charge.........       --           --             3,921             --           3,921
                                    -------        -----          --------        -------        --------
                                      2,045          183            42,000         (3,335)         40,893
                                    -------        -----          --------        -------        --------
Operating income (loss)...........   (2,045)        (183)           15,813             24          13,609
                                    -------        -----          --------        -------        --------
Other income (loss)
  Earnings (loss) from
     unconsolidated affiliates....     (168)          --            (4,712)           168          (4,712)
  Net loss on sales of assets.....       --           --           (10,381)            --         (10,381)
  Other income....................   25,848           --               133             --          25,981
                                    -------        -----          --------        -------        --------
                                     25,680           --           (14,960)           168          10,888
                                    -------        -----          --------        -------        --------
Income (loss) before interest,
  income taxes and other
  charges.........................   23,635         (183)              853            192          24,497
Interest and debt expense.........   10,898          560                --             25          11,483
Minority interest.................       --           --                41             --              41
                                    -------        -----          --------        -------        --------
  Net income (loss)...............  $12,737        $(743)         $    812        $   167        $ 12,973
                                    =======        =====          ========        =======        ========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                                    NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                         ISSUER    SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                        --------   ---------------   ------------   -------------   ------------
                                                                     (IN THOUSANDS)
Operating revenues....................  $     --         $--           $22,116         $(3,166)       $18,950
                                        --------         ---           -------         -------        -------
Operating expenses
  Purchased natural gas costs.........        --          --             1,072              --          1,072
  Operations and maintenance, net.....     3,128          --             2,071          (3,191)         2,008
  Depreciation, depletion and
     amortization.....................        55          --             6,421              --          6,476
                                        --------         ---           -------         -------        -------
                                           3,183          --             9,564          (3,191)         9,556
                                        --------         ---           -------         -------        -------
Operating income (loss)...............    (3,183)         --            12,552              25          9,394
                                        --------         ---           -------         -------        -------
Other income (loss)
  Earnings from unconsolidated
     affiliates.......................        --          --             3,850              --          3,850
  Other income........................        81          --                26             (25)            82
                                        --------         ---           -------         -------        -------
                                              81          --             3,876             (25)         3,932
                                        --------         ---           -------         -------        -------
Income (loss) before interest, income
  taxes and other charges.............    (3,102)         --            16,428              --         13,326
Interest and debt expense.............    11,380          --                --              --         11,380
Minority interest.....................        10          --                --              --             10
Income tax benefit....................        --          --                 3              --              3
                                        --------         ---           -------         -------        -------
  Net income (loss)...................  $(14,492)        $--           $16,431         $    --        $ 1,939
                                        ========         ===           =======         =======        =======

---------------

(1) This represents Argo and Argo I, which were formed in August 2000.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 2001

                                               NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                    ISSUER    SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                   --------   ---------------   ------------   -------------   ------------
                                                                (IN THOUSANDS)
Current assets
  Cash and cash equivalents......  $ 84,435       $  8,776       $      --       $      --       $ 93,211
  Accounts receivable, net.......   528,901         (2,165)       (479,392)         (4,135)        43,209
  Other current assets...........       350             --             347             (22)           675
                                   --------       --------       ---------       ---------       --------
     Total current assets........   613,686          6,611        (479,045)         (4,157)       137,095
Property, plant and equipment,
  net............................     1,545        106,562         646,391          (5,952)       748,546
Investments in unconsolidated
  affiliates.....................   276,515         44,542         619,256        (860,624)        79,689
Other noncurrent assets..........    28,966          1,332             260              --         30,558
                                   --------       --------       ---------       ---------       --------
  Total assets...................  $920,712       $159,047       $ 786,862       $(870,733)      $995,888
                                   ========       ========       =========       =========       ========
Current liabilities
  Accounts payable...............  $    872       $    341       $  13,633       $  (4,033)      $ 10,813
  Accrued interest...............     7,747            366              --              --          8,113
  Other current liabilities......     3,756             --           5,362              (1)         9,117
                                   --------       --------       ---------       ---------       --------
     Total current liabilities...    12,375            707          18,995          (4,034)        28,043
Long-term debt...................   513,000         70,000              --              --        583,000
Other noncurrent liabilities.....        --             --          12,250            (295)        11,955
Minority interest................        --             --          (2,551)            161         (2,390)
Partners' capital................   395,337         88,340         758,168        (866,565)       375,280
                                   --------       --------       ---------       ---------       --------
  Total liabilities and partners'
     capital.....................  $920,712       $159,047       $ 786,862       $(870,733)      $995,888
                                   ========       ========       =========       =========       ========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 2000

                                               NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                    ISSUER    SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                   --------   ---------------   ------------   -------------   ------------
                                                                (IN THOUSANDS)
Current assets
  Cash and cash equivalents......  $ 18,865       $  1,416       $      --       $      --       $ 20,281
  Accounts receivable, net.......   618,652           (875)       (581,702)         (3,341)        32,734
  Other current assets...........       390             --             243              --            633
                                   --------       --------       ---------       ---------       --------
     Total current assets........   637,907            541        (581,459)         (3,341)        53,648
Property, plant and equipment,
  net............................     1,798         88,356         541,541              --        631,695
Investments in unconsolidated
  affiliates.....................   156,176         44,542         629,404        (647,388)       182,734
Other noncurrent assets..........     9,498          1,445             239              --         11,182
                                   --------       --------       ---------       ---------       --------
  Total assets...................  $805,379       $134,884       $ 589,725       $(650,729)      $879,259
                                   ========       ========       =========       =========       ========
Current liabilities
  Accounts payable...............  $ (1,507)      $    508       $  18,765       $  (3,341)      $ 14,425
  Accrued interest...............     2,815            292              --              --          3,107
  Other current liabilities......        --             --           2,171              --          2,171
                                   --------       --------       ---------       ---------       --------
     Total current liabilities...     1,308            800          20,936          (3,341)        19,703
Long-term debt...................   493,000         45,000              --              --        538,000
Other noncurrent liabilities.....        --             --          12,851              --         12,851
Minority interest................        --             --          (2,366)             --         (2,366)
Partners' capital................   311,071         89,084         558,304        (647,388)       311,071
                                   --------       --------       ---------       ---------       --------
  Total liabilities and partners'
     capital.....................  $805,379       $134,884       $ 589,725       $(650,729)      $879,259
                                   ========       ========       =========       =========       ========

---------------

(1) This represents Argo and Argo I, which were formed in August 2000.

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                                    NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                         ISSUER    SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                        --------   ---------------   ------------   -------------   ------------
                                                                     (IN THOUSANDS)
Cash flows from operating activities
  Net income (loss)...................  $ 19,484       $   (743)      $  (5,936)      $     168      $  12,973
  Adjustments to reconcile net income
     to net cash from operating
     activities
     Depreciation, depletion and
       amortization...................       254             --           8,048              --          8,302
     Asset impairment charge..........        --             --           3,921              --          3,921
     Net loss on sales of assets......        --             --          10,381              --         10,381
     Distributed earnings of
       unconsolidated affiliates
       Loss from unconsolidated
          affiliates..................      (168)            --           4,712             168          4,712
       Distributions from
          unconsolidated affiliates...        --             --           6,922              --          6,922
  Other noncash items.................       950            113              --              --          1,063
  Working capital changes, net of
     non-cash transactions............    80,990          1,235        (104,259)           (341)       (22,375)
                                        --------       --------       ---------       ---------      ---------
          Net cash provided by (used
            in) operating
            activities................   101,510            605         (76,211)             (5)        25,899
                                        --------       --------       ---------       ---------      ---------
Cash flows from investing activities
  Additions to property, plant and
     equipment........................        --        (18,207)       (144,721)          5,953       (156,975)
  Proceeds from sales of assets.......        --             --         108,233              --        108,233
  Other...............................        --             --             140              --            140
                                        --------       --------       ---------       ---------      ---------
          Net cash provided by (used
            in) investing
            activities................        --        (18,207)        (36,348)          5,953        (48,602)
                                        --------       --------       ---------       ---------      ---------
Cash flows from financing activities
  Net proceeds from revolving credit
     facility.........................   140,620             --              --              --        140,620
  Revolving credit repayments.........  (121,000)            --              --              --       (121,000)
  Net proceeds from project
     financing........................        --         24,962              --              --         24,962
  Net proceeds from issuance of common
     units............................    73,358             --              --              --         73,358
  Advances with affiliates............  (120,342)            --         (92,894)        213,236             --
  Distributions to partners...........    (8,576)            --         205,453        (219,184)       (22,307)
                                        --------       --------       ---------       ---------      ---------
          Net cash provided by (used
            in) financing
            activities................   (35,940)        24,962         112,559          (5,948)        95,633
                                        --------       --------       ---------       ---------      ---------
Increase in cash and cash
  equivalents.........................  $ 65,570       $  7,360       $      --       $      --         72,930
                                        ========       ========       =========       =========
Cash and cash equivalents
  Beginning of period.................                                                                  20,281
                                                                                                     ---------
  End of period.......................                                                               $  93,211
                                                                                                     =========

---------------

(1) This represents Argo and Argo I, which were formed in August 2000.

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                                    NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                         ISSUER    SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                        --------   ---------------   ------------   -------------   ------------
                                                                     (IN THOUSANDS)
Cash flows from operating activities
  Net income (loss)...................  $(14,492)        $--           $ 16,431       $     --        $  1,939
  Adjustments to reconcile net income
     to net cash from operating
     activities
     Depreciation, depletion and
       amortization...................        55          --              6,421             --           6,476
     Distributed earnings of
       unconsolidated affiliates
       Earnings from unconsolidated
          affiliates..................        --          --             (3,850)            --          (3,850)
       Distributions from
          unconsolidated affiliates...        --          --              8,740             --           8,740
  Other noncash items.................       705          --                 (4)            --             701
  Working capital changes, net of
     non-cash transactions............     4,088          --              2,359             --           6,447
                                        --------         ---           --------       --------        --------
          Net cash provided by (used
            in) operating
            activities................    (9,644)         --             30,097             --          20,453
                                        --------         ---           --------       --------        --------
Cash flows from investing activities
  Additions to property, plant and
     equipment........................      (140)         --             (5,946)            --          (6,086)
  Proceeds from sale of equity
     investments......................        --          --             (3,015)            --          (3,015)
  Cash paid for acquisitions, net of
     cash acquired....................        --          --            (26,476)            --         (26,476)
  Other...............................      (280)         --                 --             --            (280)
                                        --------         ---           --------       --------        --------
          Net cash used in investing
            activities................      (420)         --            (35,437)            --         (35,857)
                                        --------         ---           --------       --------        --------
Cash flows from financing activities
  Net proceeds from revolving credit
     facility.........................    43,000          --                 --             --          43,000
  Revolving credit repayments.........    (6,000)         --                 --             --          (6,000)
  Advances with affiliates............   (23,664)         --                 --         23,664              --
  Distributions to partners...........     1,152          --              4,860        (23,664)        (17,652)
                                        --------         ---           --------       --------        --------
          Net cash provided by
            financing activities......    14,488          --              4,860             --          19,348
                                        --------         ---           --------       --------        --------
Increase in cash and cash
  equivalents.........................  $  4,424         $--           $   (480)      $     --           3,944
                                        ========         ===           ========       ========
Cash and cash equivalents
  Beginning of period.................                                                                   4,202
                                                                                                      --------
  End of period.......................                                                                $  8,146
                                                                                                      ========

---------------

(1) This represents Argo and Argo I which were formed in August 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A and 8, in our Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the interim financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                              RECENT DEVELOPMENTS

EPN TEXAS

     In February 2001, we purchased EPN Texas from a subsidiary of El Paso Corporation for approximately $133 million. We funded the acquisition of these assets by borrowing from our revolving credit facility. These assets include more than 600 miles of NGL gathering and transportation pipelines. The NGL pipeline system gathers and transports unfractionated and fractionated products. We also acquired three fractionation plants with a capacity of approximately 96 MBbls/d. These plants fractionate NGLs into ethane, propane, and butane products which are used by refineries and petrochemical plants along the Texas Gulf Coast.

GULF OF MEXICO ASSETS

     In accordance with an FTC order related to El Paso Corporation's merger with The Coastal Corporation, we, along with Deepwater Holdings, agreed to sell several of our offshore Gulf of Mexico assets to third parties in January 2001. Total consideration paid for these assets was approximately $158 million consisting of approximately $108 million for the assets we sold and approximately $50 million for the assets Deepwater Holdings sold. The offshore assets sold include interests in Stingray, Nautilus, Manta Ray Offshore, Nemo, Tarpon and the Green Canyon pipeline assets, as well as interests in two offshore platforms and one dehydration facility. We recognized net losses from the asset sales of approximately $10.4 million, and Deepwater Holdings recognized losses of approximately $14.9 million. Our share of Deepwater Holdings' losses was $10 million, which has been reflected in earnings (loss) from unconsolidated affiliates in the accompanying statements of operations. Also related to the same FTC order, Deepwater Holdings sold its interest in UTOS in April 2001. The proceeds from this sale were approximately $4 million and Deepwater Holdings recognized a loss of $6.1 million, of which $4.2 million represents our share.

     As additional consideration for the above transactions, El Paso Corporation will make payments to us totaling $29 million. These payments will be made in quarterly installments of $2.25 million for the next three years and $2 million in the first quarter of 2004. From this additional consideration, we realized income of approximately $25.4 million, which has been reflected in other income in the accompanying statements of operations.

                                SEGMENT RESULTS

     As a result of our acquisition of EPN Texas in February 2001, we began providing NGL transportation and fractionation services and have shown these activities as a separate segment called Liquid Transportation and Fractionation. This segment also includes the liquid transportation services of the Allegheny and Poseidon oil pipelines which were previously reflected in the Gathering, Transportation and Platforms segment. Accordingly, to the extent practicable, we have restated the prior period to conform to the current business segment presentation. The restated results of operations for the quarter ended March 31, 2000, are not necessarily indicative of the results which would have been achieved had the revised business structure been in effect during the period.

     Each of our segments are business units that offer different services and products. They are managed separately, as each requires different technology and marketing strategies. The following table presents EBIT by segment and in total for each of the quarters ended March 31:

                                                                2001         2000
                                                              --------      -------
                                                                 (IN THOUSANDS)
EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
Gathering, transportation and platforms.....................  $(14,290)     $12,426
Liquid transportation and fractionation.....................     7,033        2,168
Natural gas storage.........................................     2,513           --
Oil and natural gas production..............................     3,906       (1,294)
                                                              --------      -------
  Segment EBIT..............................................      (838)      13,300
Non-segment activity, net...................................    25,335           26
                                                              --------      -------
  Consolidated EBIT.........................................  $ 24,497      $13,326
                                                              ========      =======

  EBIT variances are discussed in the segment results below.

GATHERING, TRANSPORTATION AND PLATFORMS

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
                                                                (IN THOUSANDS)
Gathering and transportation................................  $  6,470    $ 8,774
Platform services...........................................     7,032      6,019
Natural gas sales...........................................    24,605         --
                                                              --------    -------
  Total operating revenues..................................    38,107     14,793
Purchased natural gas costs.................................   (22,971)        --
Operating expenses..........................................   (10,373)    (5,048)
Other income (loss).........................................   (19,053)     2,681
                                                              --------    -------
  EBIT......................................................  $(14,290)   $12,426
                                                              ========    =======

     Gathering and transportation revenues for the quarter ended March 31, 2001, were $2.3 million lower than the same period in 2000 primarily due to the sale of Tarpon and the Green Canyon pipeline assets in January 2001. Also contributing to the decrease were slightly lower volumes from the Viosca Knoll system. Natural gas sales revenues for the quarter ended March 31, 2001, were $24.6 million which resulted from the purchase of the El Paso Intrastate-Alabama
(EPIA) system in March 2000. In addition to providing transportation services, EPIA provides marketing services through the purchase and resale of natural gas. EPIA buys natural gas from regional producers and others, and sells natural gas to local distribution companies and others. The revenue from the sale of natural gas is reflected above as "natural gas sales" and the cost of natural gas acquired for resale is reflected as "purchased natural gas costs."

     Operating expenses for the quarter ended March 31, 2001, were $5.3 million higher than the same period in 2000 primarily due to the impairment of the Manta Ray pipeline in January 2001.

     Other income (loss) for the quarter ended March 31, 2001, was $21.7 million lower than the same period in 2000 primarily due to lower earnings from unconsolidated affiliates and net losses recognized on the sales of assets. Earnings from unconsolidated affiliates were $11.5 million lower primarily due to our share of the losses recognized by Deepwater Holdings' sale of Stingray and the West Cameron dehydration facility in January 2001. Net losses on sales of assets were $10.4 million due to the sales of our interests in Nautilus, Manta Ray Offshore, Nemo, Tarpon and the Green Canyon pipeline assets, as well as our interests in two offshore platforms in January 2001.

LIQUID TRANSPORTATION AND FRACTIONATION

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001        2000
                                                              -------     ------
                                                                (IN THOUSANDS)
Liquid transportation and fractionation revenue.............  $ 4,271     $1,531
Operating expenses..........................................   (1,331)      (533)
Other income................................................    4,093      1,170
                                                              -------     ------
  EBIT......................................................  $ 7,033     $2,168
                                                              =======     ======

     For the quarter ended March 31, 2001, operating revenues were $2.7 million higher and operating expenses were $0.8 million higher than the same period in 2000, primarily as a result of the purchase of EPN Texas in February 2001.

     Other income for the quarter ended March 31, 2001, was $2.9 million higher than the same period in 2000 primarily due to an increase in earnings from unconsolidated affiliates attributable to higher earnings from Poseidon. Earnings from Poseidon in the first quarter of 2000 were unfavorably impacted by the pipeline rupture in January 2000.

NATURAL GAS STORAGE

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                               2001         2000
                                                              -------      -------
                                                                 (IN THOUSANDS)
Natural gas storage revenue.................................  $ 4,980      $    --
Operating expenses..........................................   (2,467)          --
                                                              -------      -------
  EBIT......................................................  $ 2,513      $    --
                                                              =======      =======

     In August 2000, we acquired the Crystal natural gas storage businesses. For the quarter ended March 31, 2001, the revenues from these businesses consisted primarily of fixed reservation fees for natural gas storage capacity. Natural gas storage capacity revenues are recognized and due during the month in which capacity is reserved by the customer, regardless of the amount of capacity actually used. Operating expenses consist of management and operating fees and depreciation on the storage facilities.

OIL AND NATURAL GAS PRODUCTION

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                               2001         2000
                                                              -------      -------
                                                                 (IN THOUSANDS,
                                                                EXCEPT VOLUMES)
Natural gas.................................................  $ 8,339      $ 4,518
Oil, condensate, and liquids................................    2,116        1,274
                                                              -------      -------
  Total operating revenues..................................   10,455        5,792
Operating expenses..........................................   (6,549)      (7,086)
                                                              -------      -------
  EBIT......................................................  $ 3,906      $(1,294)
                                                              =======      =======
Volumes
  Natural gas sales (MMcf)..................................    1,137        1,887
                                                              =======      =======
  Oil, condensate, and liquid sales (MBbls).................       80           59
                                                              =======      =======
Weighted average realized prices
  Natural gas ($/Mcf).......................................  $  7.33      $  2.36
                                                              =======      =======
  Oil, condensate, and liquids ($/Bbl)......................  $ 26.40      $ 20.74
                                                              =======      =======

     Oil and natural gas operating revenues for the quarter ended March 31, 2001, were $4.7 million higher compared to the same period in 2000. The increase is a result of higher realized oil and natural gas prices and an increase in oil production. Oil production in the first quarter of 2000 was lowered by the shut in of Garden Banks Blocks 72 and 117 due to the Poseidon pipeline rupture. The increase in 2001 was partially offset by a decrease in natural gas production due to normal depletion of existing reserves.

     Operating expenses for the quarter ended March 31, 2001, were approximately $0.5 million lower than in the same period in 2000 primarily due to lower depletion from oil and natural gas production.

NON-SEGMENT ACTIVITY, NET

     Non-segment activity, net of $25.3 million for the quarter ended March 31, 2001, related to other income recognized from consideration received from El Paso Corporation in connection with the sale of our Gulf of Mexico assets.

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $25.9 million for the quarter ended March 31, 2001, compared to $20.5 million for the same period in 2000. The increase was primarily associated with higher earnings, partially offset by lower distributions from unconsolidated affiliates and higher interest payments in 2001, as well as other working capital changes.

CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was approximately $48.6 million for the quarter ended March 31, 2001, compared to $35.9 million for the same period in 2000. The increase was primarily due to the purchase of EPN Texas and expenditures related to our expansion of the Petal natural gas storage facility and the Prince tension leg platform construction, partially offset by proceeds from the sale of some of our Gulf of Mexico assets in January 2001.

CASH FROM FINANCING ACTIVITIES

     Net cash provided by financing activities was approximately $95.6 million for the quarter ended March 31, 2001, compared to $19.3 million for the same period in 2000. In the first quarter of 2001, we received net proceeds of approximately $45 million from borrowings under our revolving credit facility and from a project finance loan. In addition, we issued 2,250,000 common units in March 2001 in a public offering and 242,500 common units related to options exercised for net proceeds of approximately $73 million. These increases were partially offset by distributions to our partners of approximately $22 million.

     We expect that future funding for capital expenditures, acquisitions, and other investing activities and for long-term debt retirements, distributions, and other financing activities will be provided by internally generated funds, available capacity under existing credit facilities, and the issuance of long-term debt or equity.

LIQUIDITY

     For a discussion of our financing arrangements and transactions, see Part I, Financial Information, Note 5, which is incorporated herein by reference.

COMMITMENTS AND CONTINGENCIES

     See Part I, Financial Information, Note 6, which is incorporated herein by reference.

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

     These risk factors are more fully described in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2000.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 6, which is incorporated herein by reference.

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

     We filed a Current Report on Form 8-K, dated March 6, 2001, to report the Second Amendment and Restatement of our Agreement of Limited Partnership, effective as of August 31, 2000.

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

                                          EL PASO ENERGY PARTNERS, L.P.

                                          By: EL PASO ENERGY PARTNERS COMPANY,
                                            its General Partner

Date: May 14, 2001                        By:      /s/ KEITH B. FORMAN
                                            ------------------------------------
                                                      Keith B. Forman
                                             Vice President and Chief Financial
                                                           Officer

Date: May 14, 2001                        By:      /s/ D. MARK LELAND
                                            ------------------------------------
                                                       D. Mark Leland
                                            Senior Vice President and Controller
                                               (Principal Accounting Officer)