Form 10-Q
period 2001-06-30
EL PASO ENERGY PARTNERS LP
filed 2001-08-14
CIK 895040

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The registrant had 34,100,404 common units outstanding as of August 8, 2001.

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
                                  (UNAUDITED)

                                                          QUARTER ENDED      SIX MONTHS ENDED
                                                            JUNE 30,             JUNE 30,
                                                        -----------------   ------------------
                                                         2001      2000       2001      2000
                                                        -------   -------   --------   -------
Operating revenues....................................  $44,987   $26,813   $ 99,489   $45,762
                                                        -------   -------   --------   -------
Operating expenses
  Purchased natural gas costs.........................   11,474     4,881     33,764     5,953
  Operations and maintenance, net.....................    9,129     1,525     15,509     3,532
  Depreciation, depletion and amortization............    8,072     6,988     16,374    13,464
  Asset impairment charge.............................       --        --      3,921        --
                                                        -------   -------   --------   -------
                                                         28,675    13,394     69,568    22,949
                                                        -------   -------   --------   -------
Operating income......................................   16,312    13,419     29,921    22,813
                                                        -------   -------   --------   -------
Other income (loss)
  Earnings (loss) from unconsolidated affiliates......    4,368     6,222       (344)   10,072
  Net loss on sales of assets.........................     (870)       --    (11,251)       --
  Other income........................................      376     1,085     26,357     1,167
                                                        -------   -------   --------   -------
                                                          3,874     7,307     14,762    11,239
                                                        -------   -------   --------   -------
Income before interest, income taxes and other
  charges.............................................   20,186    20,726     44,683    34,052
                                                        -------   -------   --------   -------
Interest and debt expense.............................    8,283    12,370     19,766    23,750
Minority interest.....................................       59       125        100       135
Income tax benefit....................................       --      (136)        --      (139)
                                                        -------   -------   --------   -------
                                                          8,342    12,359     19,866    23,746
                                                        -------   -------   --------   -------
Net income............................................   11,844     8,367     24,817    10,306
Net income allocated to General Partner...............    5,904     3,622     10,599     6,854
Net income allocated to Series B unitholders..........    4,464        --      8,786        --
                                                        -------   -------   --------   -------
Net income allocated to limited partners..............  $ 1,476   $ 4,745   $  5,432   $ 3,452
                                                        =======   =======   ========   =======
Basic and diluted net income per unit.................  $  0.04   $  0.18   $   0.16   $  0.13
                                                        =======   =======   ========   =======
Weighted average number of units outstanding..........   34,070    27,029     33,270    27,029
                                                        =======   =======   ========   =======

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT UNIT AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                       ASSETS

Current assets
  Cash and cash equivalents.................................  $ 32,385     $ 20,281
  Accounts receivable, net..................................    30,526       32,734
  Other current assets......................................    10,752          633
                                                              --------     --------
          Total current assets..............................    73,663       53,648

Property, plant, and equipment, net.........................   798,026      631,695
Investments in unconsolidated affiliates....................    73,796      182,734
Other noncurrent assets.....................................    32,699       11,182
                                                              --------     --------
          Total assets......................................  $978,184     $879,259
                                                              ========     ========

                          LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
  Accounts payable..........................................  $ 10,590     $ 14,425
  Accrued interest..........................................     5,326        3,107
  Other current liabilities.................................     5,880        2,171
                                                              --------     --------
          Total current liabilities.........................    21,796       19,703
Long-term debt..............................................   580,000      538,000
Other noncurrent liabilities................................    12,121       12,851
                                                              --------     --------
          Total liabilities.................................   613,917      570,554
                                                              --------     --------
Commitments and contingencies
Minority interest...........................................        --       (2,366)
Partners' capital
  Limited partners
     Series B preference units; 170,000 units issued and
      outstanding...........................................   184,454      175,668
     Common units; 34,082,904 and 31,550,314 units issued
      and outstanding.......................................   175,466      132,802
  General partner...........................................     3,224        2,601
  Accumulated other comprehensive income....................     1,123           --
                                                              --------     --------
          Total partners' capital...........................   364,267      311,071
                                                              --------     --------
          Total liabilities and partners' capital...........  $978,184     $879,259
                                                              ========     ========

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2001        2000
                                                              ---------   --------
Cash flows from operating activities
  Net income................................................  $  24,817   $ 10,306
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     16,374     13,464
     Asset impairment charge................................      3,921         --
     Net loss on sales of assets............................     11,251         --
     Distributed earnings of unconsolidated affiliates
       (Earnings) loss from unconsolidated affiliates.......        344    (10,072)
       Distributions from unconsolidated affiliates.........     17,182     15,484
  Working capital changes, net of non-cash transactions.....    (18,724)     1,130
  Other.....................................................      2,074       (972)
                                                              ---------   --------
          Net cash provided by operating activities.........     57,239     29,340
                                                              ---------   --------
Cash flows from investing activities
  Additions to property, plant and equipment................   (202,781)   (29,482)
  Proceeds from sales of assets.............................    108,233         --
  Additions to investments in unconsolidated affiliates.....     (1,487)    (8,888)
  Cash paid for acquisitions, net of cash acquired..........     (8,000)   (26,476)
  Other.....................................................       (330)      (183)
                                                              ---------   --------
          Net cash used in investing activities.............   (104,365)   (65,029)
                                                              ---------   --------
Cash flows from financing activities
  Net proceeds from revolving credit facility...............    187,620     89,090
  Revolving credit facility repayments......................   (446,000)   (11,000)
  Net proceeds from issuance of long-term debt..............    240,879         --
  Net proceeds from project financing.......................     49,961         --
  Net proceeds from issuance of common units................     74,187         --
  Distributions to partners.................................    (48,122)   (35,973)
  Contribution from General Partner.........................        705         --
                                                              ---------   --------
          Net cash provided by financing activities.........     59,230     42,117
                                                              ---------   --------
Increase in cash and cash equivalents.......................     12,104      6,428
Cash and cash equivalents
  Beginning of period.......................................     20,281      4,202
                                                              ---------   --------
  End of period.............................................  $  32,385   $ 10,630
                                                              =========   ========

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2000 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements at June 30, 2001, and for the quarters ended June 30, 2001 and 2000, are unaudited. The balance sheet at December 31, 2000, is derived from the audited financial statements. These financial statements do not include all disclosures required by accounting principles generally accepted in the United States, but have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). In our opinion, all material adjustments, all of which are of a normal recurring nature, have been made to fairly present our results of operations. Information for any interim period may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information includes reclassifications, which were made to conform to the current presentation. These reclassifications have no effect on our reported net income, cash flows or partners' capital.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below. You should refer to the Form 10-K for a further discussion of those policies.

  Accounting for Price Risk Management Activities

     Our business activities expose us to a variety of risks, including commodity price risk and interest rate risk. Our General Partner identifies risks associated with our businesses and determines which risks we want to manage and which types of instruments we should use to manage those risks.

     We adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. As a result, we now record all derivative instruments on the balance sheet at their fair value.

     During the normal course of our business, we may enter into contracts that qualify as derivatives according to SFAS No. 133's definition of a derivative. Accordingly, we evaluate our contracts to determine whether derivative accounting is necessary. Contracts that meet the criteria of a derivative and qualify for the normal purchases and normal sales exception are documented in order to be excluded from accounting under SFAS No. 133.

     For those instruments entered into to hedge risk, and which qualify as hedges under the provisions of SFAS No. 133, the accounting treatment depends on each instrument's intended use and how it is designated. In addition to its designation, a hedge must be effective. To be effective, changes in the value of the derivative or its resulting cash flows must substantially offset changes in the value or cash flows of the item being hedged.

     We have entered into cash flow hedges in the quarter ended June 30, 2001 that qualify for SFAS No. 133 treatment. Changes in the fair value of a derivative designated as a cash flow hedge are recorded in accumulated other comprehensive income for the portion of the change in value of the derivative that is effective. The ineffective portion of the derivative is recorded in earnings in the current period. Classification in the income statement of the ineffective portion is based on the income classification of the item being hedged.

     We may also purchase and sell instruments to economically hedge price fluctuations in the commodity markets. These instruments are not documented as hedges due to their short-term nature, or do not qualify under SFAS No. 133 for hedge accounting due to the terms in the instruments. Where such derivatives do not qualify, changes in their fair value are recorded in earnings in the current period.
---------------
As generally used in the energy industry and in this document, the following terms have the following meanings:

/d         = per day                                    MMcf  = million cubic feet
Bbl        = barrel                                     NGL   = natural gas liquids
MBbls      = thousand barrels                           Mcf   = thousand cubic feet

When we refer to cubic feet measurements, all measurements are at 14.73 pounds per square inch.

2. ACQUISITIONS AND DISPOSITIONS

  EPN Texas

     In February 2001, we acquired the south Texas fee-based NGL transportation and fractionation assets (EPN Texas) from a subsidiary of El Paso Corporation for $133 million. We funded the acquisition of these assets by borrowing from our revolving credit facility. These assets include more than 600 miles of NGL gathering and transportation pipelines. The NGL pipeline system gathers and transports unfractionated and fractionated products. We also acquired three fractionation plants with a capacity of approximately 96 MBbls/d. These plants fractionate NGLs into ethane, propane, and butane products which are used by refineries and petrochemical plants along the Texas Gulf Coast. We accounted for the acquisition as a purchase and assigned the purchase price to the assets acquired based upon the estimated fair value of the assets as of the acquisition date.

     The following selected unaudited pro forma information represents our consolidated results of operations on a pro forma basis for the six months ended June 30, 2001 and 2000, as if we acquired EPN Texas on January 1, 2000:

                                                                2001         2000
                                                              --------      -------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER UNIT AMOUNTS)
Operating revenues..........................................  $104,531      $62,538
Operating income............................................  $ 32,845      $33,853
Net income..................................................  $ 26,039      $15,992
Basic and diluted net income per unit.......................  $   0.20      $  0.33

  Gulf of Mexico assets

     In accordance with a Federal Trade Commission (FTC) order related to El Paso Corporation's merger with The Coastal Corporation, we, along with Deepwater Holdings L.L.C., agreed to sell several of our offshore Gulf of Mexico assets to third parties in January 2001. Total consideration received for these assets was approximately $162 million consisting of approximately $108 million for the assets we sold and approximately $54 million for the assets Deepwater Holdings sold. The offshore assets sold include interests in Stingray, UTOS, Nautilus, Manta Ray Offshore, Nemo, Tarpon and the Green Canyon pipeline assets, as well as interests in two offshore platforms and one dehydration facility. We recognized net losses from the asset sales of approximately $11 million, and Deepwater Holdings recognized losses of approximately $21 million. Our share of Deepwater Holdings' losses was approximately $14 million, which has been reflected in earnings (loss) from unconsolidated affiliates in the accompanying statements of operations.

     As additional consideration for the above transactions, El Paso Corporation will make payments to us totaling $29 million. These payments, which began in the first quarter of 2001, will be made in quarterly installments of $2.25 million for the next three years and $2 million in the first quarter of 2004. From this additional consideration, we realized income of approximately $25 million in the first quarter of 2001, which has been reflected in other income in the accompanying statements of operations.

3. PARTNERS' CAPITAL

  Public offering of common units

     In March 2001, we completed a public offering of 2,250,000 common units. We used the net cash proceeds of $66.8 million to reduce indebtedness under our revolving credit facility. In addition, our General Partner contributed $0.7 million to us in order to satisfy its one percent contribution requirement.

  Cash distributions

     The following table reflects our per unit cash distributions to our common unitholders and the total incentive distributions paid to our General Partner during the six months ended June 30, 2001:

                                                              COMMON         GENERAL
                         MONTH PAID                            UNIT          PARTNER
                         ----------                           ------      -------------
                                                                          (IN MILLIONS)
February....................................................  $0.550          $4.6
                                                              ======          ====
May.........................................................  $0.575          $5.8
                                                              ======          ====

     In July 2001, we declared a cash distribution of $0.575 per common unit for the quarter ended June 30, 2001, which we will pay on August 15, 2001, to unitholders of record as of July 31, 2001. In addition, we will pay our General Partner $5.7 million in incentive distributions. At the current distribution rates, our General Partner receives approximately 23 percent of the total cash distributions we pay.

  Other

     In April 2001, we amended our 1998 Common Unit Plan for Non-Employee Directors to allow for the issuance of restricted units. These units carry voting and dividend rights; however, sale or transfer of the units is restricted. The restrictions on each restricted unit shall end if the director ceases to be a director.

     As of June 30, 2001, we received net proceeds of $7.4 million related to the exercise of 278,500 common unit options.

4. PROPERTY, PLANT AND EQUIPMENT

     Our property, plant and equipment consisted of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                                                  (IN THOUSANDS)
Property, plant and equipment, at cost
  Pipelines.................................................  $351,486     $239,920
  Platforms and facilities..................................   118,450      127,639
  Oil and natural gas properties............................   156,320      156,320
  Natural gas storage facilities............................   149,654      147,294
  Construction work-in-progress.............................   191,732      127,811
                                                              --------     --------
                                                               967,642      798,984
Less accumulated depreciation, depletion and amortization...   169,616      167,289
                                                              --------     --------
     Property, plant and equipment, net.....................  $798,026     $631,695
                                                              ========     ========

     Due to the sale of our interest in the Manta Ray Offshore system in January 2001, we lost a primary connecting point to our Manta Ray pipeline. As a result, we abandoned the Manta Ray pipeline and recorded an impairment of approximately $3.9 million in the first quarter of 2001 which is reflected in the Gathering and Transportation segment.

5. DEBT AND OTHER CREDIT FACILITIES

  8.50% Senior Subordinated Notes

     In May 2001, we issued $250 million aggregate principal amount of 8.50% Senior Subordinated Notes due 2011. Proceeds of approximately $241 million, net of issuance costs, were used to reduce indebtedness under our revolving credit facility.

  Revolving Credit facility

     In May 2001, we increased the size of our credit facility from $500 million to $600 million and extended the maturity through May 2004. As of June 30, 2001, we had $60 million outstanding under our revolving credit facility and the average interest rate was 5.66%. We pay a variable commitment fee on the unused portion of the credit facility.

  Project finance loan

     In August 2000, Argo L.L.C., one of our subsidiaries, obtained a $95 million limited recourse project finance loan from a group of commercial lenders to finance a substantial portion of the total cost of the Prince Tension Leg Platform (TLP), pipelines and other facilities that are being installed in the Prince Field. This loan is a syndication of a construction loan that is convertible into a term loan upon completion of the construction project, subject to the terms of the project finance agreement. We expect completion of this project in the third quarter of 2001. As of June 30, 2001, we had $95 million outstanding under this project finance loan and the average interest rate was 5.8%.

  Other credit facilities

     Deepwater Holdings and Poseidon Oil Pipeline Company, L.L.C. are parties to credit agreements under which each has outstanding obligations that may restrict their ability to pay distributions to their respective owners.

     Deepwater Holdings has a revolving credit facility with a syndicate of commercial banks to provide up to $175 million. As of June 30, 2001, Deepwater Holdings had approximately $111 million outstanding under its credit facility at an average floating interest rate of 5.39%. The proceeds from the sales of Stingray, UTOS and the West Cameron dehydration facility in the first six months of 2001 of approximately $54 million were used to reduce the revolving credit facility balance.

     In April 2001, Poseidon amended and restated its credit facility to provide up to $185 million with a maturity of April 2004. As of June 30, 2001, Poseidon had $150 million outstanding under its revolving credit facility at an average floating interest rate of 5.56%.

6. HEDGING ACTIVITIES

     A majority of our commodity sales and purchases are at spot market or forward market prices. We use futures, forward contracts, and swaps to limit our exposure to fluctuations in the commodity markets and allow for a fixed cash flow stream from these activities. On January 1, 2001, we adopted the provisions of SFAS No. 133, Accounting for Derivatives and Hedging Activities. We did not have any derivative contracts in place at December 31, 2000, and therefore, there was no transition adjustment recorded on our financial statements. During the quarter ended June 30, 2001, we entered into cash flow hedges. As of June 30, 2001, the fair value of these cash flow hedges included in accumulated other comprehensive income was an unrealized gain of $1.1 million. We estimate the entire amount will be reclassified from accumulated other comprehensive income to earnings over the next 12 months. Reclassifications occur upon physical delivery of the hedged commodity and the corresponding expiration of the hedge. For the quarter and six months ended June 30, 2001, there was no ineffectiveness in our cash flow hedges.

7. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     We, along with several subsidiaries of El Paso Corporation, have been named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). In May 2001, the court denied the defendants' motions to dismiss.

     We have also been named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint and has now been sent back to Kansas State Court for further proceedings.

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

8. SEGMENT INFORMATION

     We segregate our business activities into five distinct operating segments:

     - Gathering and Transportation;

     - Liquid Transportation and Fractionation;

     - Platforms;

     - Natural Gas Storage; and

     - Oil and Natural Gas Production.

     As a result of our acquisition of EPN Texas in February 2001, we began providing NGL transportation and fractionation services and have shown these activities as a separate segment called Liquid Transportation and Fractionation. This segment also includes the liquid transportation services of the Allegheny and Poseidon oil pipelines which were previously reflected in the Gathering and Transportation segment.

     With the July 2001 installation of the Prince TLP facility in Ewing Bank Block 1003, we have begun to manage our platform operations separately from our gathering and transportation operations. The facility will process oil and natural gas production from the Prince Field. We expect the first production from the new platform to commence in the third quarter of 2001. Accordingly, we have shown our platforms as a separate segment called Platforms. This segment also includes the East Cameron 373, Viosca Knoll 817, Garden Banks 72, and Ship Shoal 331 and 332 platforms which were previously reflected in the Gathering and Transportation segment.

     We have restated the prior periods, to the extent practicable, in order to conform to the current business segment presentation. The restated results of operations for the quarter and six months ended June 30, 2000, are not necessarily indicative of the results which would have been achieved had the revised business structure been in effect during the period.

     Each of our segments are business units that offer different services and products. They are managed separately, as each requires different technology and marketing strategies. We measure segment performance using performance cash flows, or an asset's ability to generate cash flow. Performance cash flow should not be considered an alternate to earnings before interest expense and taxes
(EBIT) as an indicator of operating performance. The following are results as of and for the periods ended June 30:

                          QUARTER ENDED JUNE 30, 2001

                                                      LIQUID
                                   GATHERING      TRANSPORTATION               NATURAL      OIL AND
                                      AND              AND                       GAS      NATURAL GAS
                                 TRANSPORTATION   FRACTIONATION    PLATFORMS   STORAGE    PRODUCTION    OTHER(1)    TOTAL
                                 --------------   --------------   ---------   --------   -----------   --------   --------
                                                                 (IN THOUSANDS)
Revenue from external
  customers....................     $ 19,938         $  8,464      $  4,036    $  5,490     $ 7,059     $    --    $ 44,987
Intersegment revenue...........           97               --         3,162          22          --      (3,281)         --
Depreciation, depletion and
  amortization.................        2,033            1,465           966       1,401       2,128          79       8,072
Operating income (loss)........        5,416            5,316         5,377       2,367         782      (2,946)     16,312
Earnings (loss) from
  unconsolidated affiliates....         (989)           5,357            --          --          --          --       4,368
EBIT...........................        3,909           10,673         5,363       2,367         782      (2,908)     20,186
Performance cash flows(2)......       13,299           13,441         6,343       3,768       2,910      (2,845)     36,916
Assets.........................      241,906          200,761       249,629     185,591      55,919      44,378     978,184

                          QUARTER ENDED JUNE 30, 2000

                                                       LIQUID
                                    GATHERING      TRANSPORTATION               NATURAL     OIL AND
                                       AND              AND                       GAS     NATURAL GAS
                                  TRANSPORTATION   FRACTIONATION    PLATFORMS   STORAGE   PRODUCTION    OTHER(1)    TOTAL
                                  --------------   --------------   ---------   -------   -----------   --------   --------
                                                                  (IN THOUSANDS)
Revenue from external
  customers.....................     $ 15,194         $  2,081      $  3,526    $    --     $ 6,012     $    --    $ 26,813
Intersegment revenue............          212               --         3,241         --          --      (3,453)         --
Depreciation, depletion and
  amortization..................        2,160              358         1,137         --       3,236          97       6,988
Operating income (loss).........        6,279            1,720         7,983         --      (1,363)     (1,200)     13,419
Earnings from unconsolidated
  affiliates....................        2,017            4,205            --         --          --          --       6,222
EBIT............................        8,297            6,924         7,983         --      (1,363)     (1,115)     20,726
Performance cash flows(2).......       13,059            7,202         6,870         --       1,874      (1,019)     27,986
Assets..........................      331,462           77,859       148,044         --      63,053      21,897     642,315

---------------------

(1) Represents intersegment eliminations and other income or assets not associated with our segment activities.

(2) Performance cash flows are determined by taking operating income and adding or subtracting, as appropriate, cash distributions from equity investments; depreciation, depletion and amortization; and other items. The calculation of performance cash flows for the 2001 periods excludes the income recognized from El Paso Corporation's additional consideration related to the sales of our Gulf of Mexico assets, losses incurred on the sales of these assets and the impairment of our Manta Ray pipeline.

                         SIX MONTHS ENDED JUNE 30, 2001

                                                      LIQUID
                                   GATHERING      TRANSPORTATION               NATURAL      OIL AND
                                      AND              AND                       GAS      NATURAL GAS
                                 TRANSPORTATION   FRACTIONATION    PLATFORMS   STORAGE    PRODUCTION    OTHER(1)    TOTAL
                                 --------------   --------------   ---------   --------   -----------   --------   --------
                                 (IN THOUSANDS)
Revenue from external
  customers....................     $ 50,897         $ 12,735      $  7,895    $ 10,448     $17,514     $    --    $ 99,489
Intersegment revenue...........          213               --         6,336          45          --      (6,594)         --
Depreciation, depletion and
  amortization.................        3,311            2,181         3,093       2,802       4,602         385      16,374
Asset impairment charge........        3,921               --            --          --          --          --       3,921
Operating income (loss)........        9,291            8,271         9,491       4,881       4,568      (6,581)     29,921
Earnings (loss) from
  unconsolidated affiliates....       (9,794)           9,450            --          --          --          --        (344)
EBIT...........................       14,377           17,721         9,459       4,901       4,568      (6,343)     44,683
Performance cash flows(2)......       27,873           20,784        12,584       7,683       9,170      (5,951)     72,143
Assets.........................      241,906          200,761       249,629     185,591      55,919      44,378     978,184

                         SIX MONTHS ENDED JUNE 30, 2000

                                                      LIQUID
                                   GATHERING      TRANSPORTATION               NATURAL      OIL AND
                                      AND              AND                       GAS      NATURAL GAS
                                 TRANSPORTATION   FRACTIONATION    PLATFORMS   STORAGE    PRODUCTION    OTHER(1)    TOTAL
                                 --------------   --------------   ---------   --------   -----------   --------   --------
                                 (IN THOUSANDS)
Revenue from external
  customers....................     $ 23,819         $  3,613      $  6,526    $     --     $11,804     $    --    $ 45,762
Intersegment revenue...........          359               --         6,260          --          --      (6,619)         --
Depreciation, depletion and
  amortization.................        3,733              990         2,129          --       6,384         228      13,464
Operating income (loss)........       14,732            2,617        12,665          --      (2,682)     (4,519)     22,813
Earnings from
  unconsolidated affiliates....        4,698            5,374            --          --          --          --      10,072
EBIT...........................       19,430            8,991        12,665          --      (2,682)     (4,352)     34,052
Performance cash flows(2)......       30,384           10,170        12,544          --       3,338      (4,122)     52,314
Assets.........................      331,462           77,859       148,044          --      63,053      21,897     642,315

---------------------

(1) Represents intersegment eliminations and other income or assets not associated with our segment activities.

(2) Performance cash flows are determined by taking operating income and adding or subtracting, as appropriate, cash distributions from equity investments; depreciation, depletion and amortization; and other items. The calculation of performance cash flows for the 2001 periods excludes the income recognized from El Paso Corporation's additional consideration related to the sales of our Gulf of Mexico assets, losses incurred on the sales of these assets and the impairment of our Manta Ray pipeline.

9. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     We hold investments in various affiliates which we account for using the equity method of accounting. Summarized financial information for these investments is as follows:
                         SIX MONTHS ENDED JUNE 30, 2001

                                                        DEEPWATER
                                                       HOLDINGS(1)   POSEIDON   OTHER(2)    TOTAL
                                                       -----------   --------   --------   -------
OWNERSHIP INTEREST...................................        50%         36%     25.67%
                                                        ========     =======     ======
                                                                     (IN THOUSANDS)
OPERATING RESULTS DATA
  Operating revenues.................................   $ 28,040     $36,982     $1,982
  Other income (loss)................................         --         250        (85)
  Operating expenses.................................     (8,640)     (2,065)      (590)
  Depreciation.......................................     (5,632)     (5,675)      (953)
  Other expenses.....................................     (4,779)     (3,735)       222
  Loss on sale.......................................    (21,044)         --         --
                                                        --------     -------     ------
  Net income (loss)..................................   $(12,055)    $25,757     $  576
                                                        ========     =======     ======
OUR SHARE
  Allocated (loss) income(3).........................   $(10,008)    $ 9,273     $  148
  Adjustments(4).....................................         75         177         (9)
                                                        --------     -------     ------
  Earnings (loss) from unconsolidated affiliates.....   $ (9,933)    $ 9,450     $  139    $  (344)
                                                        ========     =======     ======    =======
  Allocated distributions............................   $  6,850     $10,332     $   --    $17,182
                                                        ========     =======     ======    =======

                         SIX MONTHS ENDED JUNE 30, 2000

                                                        DEEPWATER
                                                       HOLDINGS(1)   POSEIDON   OTHER(2)    TOTAL
                                                       -----------   --------   --------   -------
OWNERSHIP INTEREST...................................        50%         36%     25.67%
                                                        ========     =======    =======
                                                                     (IN THOUSANDS)
OPERATING RESULTS DATA
  Operating revenues.................................   $ 31,121     $30,257    $14,956
  Other income.......................................        172         464      1,118
  Operating expenses.................................    (16,117)     (3,843)    (2,720)
  Depreciation.......................................     (8,409)     (4,815)    (4,930)
  Other expenses.....................................     (3,160)     (5,423)      (216)
                                                        --------     -------    -------
  Net income.........................................   $  3,607     $16,640    $ 8,208
                                                        ========     =======    =======
OUR SHARE
  Allocated income(3)................................   $  1,548     $ 5,990    $ 2,107
  Adjustments(4).....................................      1,040        (616)         3
                                                        --------     -------    -------
  Earnings from unconsolidated affiliates............   $  2,588     $ 5,374    $ 2,110    $10,072
                                                        ========     =======    =======    =======
  Allocated distributions............................   $  7,600     $ 3,564    $ 4,320    $15,484
                                                        ========     =======    =======    =======

---------------

(1) In January 2001, Deepwater Holdings sold its Stingray and West Cameron subsidiaries. Deepwater Holdings sold its interest in its UTOS subsidiary in April 2001.
(2) Other contains Manta Ray Offshore Gathering Company, L.L.C. and Nautilus Pipeline Company L.L.C. In January 2001, we sold our 25.67% interest in Manta Ray Offshore and our 25.67% interest in Nautilus.
(3) The income (loss) from Deepwater Holdings is not allocated proportionately with our ownership percentage because the capital contributed by us was a larger amount of the total capital at the time of formation. Therefore, we were allocated a larger amount of the amortization of Deepwater Holdings' excess purchase price of its investments. Also, we were allocated a larger portion of Deepwater Holdings' $25 million loss incurred in 2001 due to the sale of Stingray, UTOS, and the West Cameron dehydration facility. Our total share of the losses relating to these sales was approximately $14 million.
(4) We recorded adjustments primarily for differences from estimated year end 2000 and 1999 earnings reported in our Annual Report on Form 10-K and actual earnings reported in the 2000 and 1999 audited annual reports of our unconsolidated affiliates, and for purchase price adjustments under Accounting Principles Board (APB) Opinion No. 16, "Business Combinations."

10. RELATED PARTY TRANSACTIONS

     Our transactions with related parties and affiliates are as follows:

                                                           QUARTER ENDED     SIX MONTHS ENDED
                                                              JUNE 30,           JUNE 30,
                                                          ----------------   -----------------
                                                           2001      2000     2001      2000
                                                          -------   ------   -------   -------
                                                                     (IN THOUSANDS)
Revenues received from related parties
  Oil and natural gas sales.............................  $ 2,788   $5,951   $ 5,477   $11,647
  Liquid transportation and fractionation services......    6,745       --     9,051        --
  Gathering and transportation services.................    1,118       --     1,921        --
  Platform services.....................................        1       50        35        50
                                                          -------   ------   -------   -------
                                                          $10,652   $6,001   $16,484   $11,697
                                                          =======   ======   =======   =======
Expenses paid to related parties
  Purchased natural gas costs...........................  $ 5,730   $1,565   $18,525   $    --
  Operating expenses....................................    7,669    5,092    15,251     9,621
                                                          -------   ------   -------   -------
                                                          $13,399   $6,657   $33,776   $ 9,621
                                                          =======   ======   =======   =======
Reimbursements received from related parties
  Operating expenses....................................  $ 2,694   $5,704   $ 6,218   $10,725
                                                          =======   ======   =======   =======

     There have been no changes to our related party relationships, except as described below, from our 2000 Annual Report on Form 10-K.

     In connection with the sale of Stingray, UTOS, and the West Cameron dehydration facility, we have agreed to continue to operate the systems and facilities through the third quarter of 2001. We continue to receive reimbursements to cover operating activities; however, we no longer consider these reimbursements as transactions with related parties.

     At June 30, 2001, and December 31, 2000, our accounts receivable balances due from related parties was approximately $8 million and $2 million, respectively. At June 30, 2001 and December 31, 2000, our accounts payable due to related parties was approximately $5 million and $2 million, respectively.

     In connection with the sale of our Gulf of Mexico assets, El Paso Corporation will make quarterly payments to us of $2.25 million for the next three years and $2 million in the first quarter of 2004. At June 30, 2001, the present value of the amounts due from El Paso Corporation were classified as follows:

                                                         (IN THOUSANDS)
Other current assets...................................     $ 7,582
Other noncurrent assets................................      14,031
                                                            -------
                                                            $21,613
                                                            =======

     In connection with our acquisition of EPN Texas, we entered into a twenty-year transportation and fractionation agreement with El Paso NGL Marketing, L.P., an affiliate of our General Partner. In this agreement, El Paso NGL Marketing has agreed to deliver all of the NGLs derived from processing operations at seven natural gas processing plants in south Texas owned by affiliates of El Paso NGL Marketing to our south Texas NGL gathering and fractionation facilities. We have dedicated 100 percent of the capacity of these facilities to El Paso NGL Marketing.

     We conduct all of our hedging activities through El Paso Merchant Energy, an affiliate of our General Partner.

11. COMPREHENSIVE INCOME

     Comprehensive income includes the following:

                                                           QUARTER ENDED     SIX MONTHS ENDED
                                                              JUNE 30,           JUNE 30,
                                                          ----------------   -----------------
                                                           2001      2000     2001      2000
                                                          -------   ------   -------   -------
                                                                     (IN THOUSANDS)
Net income..............................................  $11,844   $8,367   $24,817   $10,306
Change in value of cash flow hedges.....................    1,123       --     1,123        --
                                                          -------   ------   -------   -------
Total comprehensive income..............................  $12,967   $8,367   $25,940   $10,306
                                                          =======   ======   =======   =======

12. GUARANTOR FINANCIAL INFORMATION

     In May 2001, we purchased our General Partner's 1.01% non-managing ownership interest in twelve of our subsidiaries for $8 million. As a result of this acquisition, all of our subsidiaries, excluding our joint ventures, are wholly owned by us. Our revolving credit facility is guaranteed by us and each of our subsidiaries (excluding our Argo, L.L.C. and Argo I, L.L.C. subsidiaries) and is collateralized by our management agreement, substantially all of our assets, and our General Partner's one percent general partner interest. In addition, all of our Senior Subordinated Notes are guaranteed by all of our subsidiaries except Argo and Argo I. In accordance with Rule 3-10(e) of Regulation S-X, we are providing the following condensed consolidating financial information of us (as the Issuer) and our subsidiaries as if our current organizational structure were in place for all periods presented. The consolidating eliminations column eliminates our investment in consolidated subsidiaries, intercompany payables and receivables and other transactions between subsidiaries.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED JUNE 30, 2001

                                               NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                    ISSUER    SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                    -------   ---------------   ------------   -------------   ------------
                                                                (IN THOUSANDS)
Operating revenues................  $    --        $  --          $ 44,987        $    --        $44,987
                                    -------        -----          --------        -------        -------
Operating expenses
  Purchased natural gas costs.....       --           --            11,474             --         11,474
  Operations and maintenance,
     net..........................       --          144             8,985             --          9,129
  Depreciation, depletion and
     amortization.................       24           --             8,048             --          8,072
                                    -------        -----          --------        -------        -------
                                         24          144            28,507             --         28,675
                                    -------        -----          --------        -------        -------
Operating income (loss)...........      (24)        (144)           16,480             --         16,312
                                    -------        -----          --------        -------        -------
Other income (loss)
  Earnings from unconsolidated
     affiliates...................       --           --             4,368             --          4,368
  Net loss on sales of assets.....   (1,265)          --               395             --           (870)
  Other income....................      368           --                 8             --            376
                                    -------        -----          --------        -------        -------
                                       (897)          --             4,771             --          3,874
                                    -------        -----          --------        -------        -------
Income (loss) before interest and
  other charges...................     (921)        (144)           21,251             --         20,186
Interest and debt income
  (expense).......................    5,234          417           (13,934)            --         (8,283)
Minority interest.................       --           --               (59)            --            (59)
                                    -------        -----          --------        -------        -------
  Net income......................  $ 4,313        $ 273          $  7,258        $    --        $11,844
                                    =======        =====          ========        =======        =======

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED JUNE 30, 2000

                                               NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                    ISSUER    SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                   --------   ---------------   ------------   -------------   ------------
                                                                (IN THOUSANDS)
Operating revenues...............  $     --        $  --          $26,813         $    --        $26,813
                                   --------        -----          -------         -------        -------
Operating expenses
  Purchased natural gas costs....        --           --            4,881              --          4,881
  Operations and maintenance,
     net.........................    (3,128)          --            4,653              --          1,525
  Depreciation, depletion and
     amortization................        35           --            6,953              --          6,988
                                   --------        -----          -------         -------        -------
                                     (3,093)          --           16,487              --         13,394
                                   --------        -----          -------         -------        -------
Operating income.................     3,093           --           10,326              --         13,419
                                   --------        -----          -------         -------        -------
Other income
  Earnings from unconsolidated
     affiliates..................        --           --            6,222              --          6,222
  Other income...................        76           --            1,009              --          1,085
                                   --------        -----          -------         -------        -------
                                         76           --            7,231              --          7,307
                                   --------        -----          -------         -------        -------
Income before interest, income
  taxes and other charges........     3,169           --           17,557              --         20,726
Interest and debt income
  (expense)......................    11,380           --          (23,750)             --        (12,370)
Minority interest................        10           --             (135)             --           (125)
Income tax benefit...............        --           --              136              --            136
                                   --------        -----          -------         -------        -------
  Net income (loss)..............  $ 14,559        $  --          $(6,192)        $    --        $ 8,367
                                   ========        =====          =======         =======        =======

---------------

(1) Non-guarantor subsidiaries consist of Argo and Argo I, which were formed in August 2000.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                               NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                    ISSUER    SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                   --------   ---------------   ------------   -------------   ------------
                                                                (IN THOUSANDS)
Operating revenues...............  $     --        $  --          $ 99,489        $    --        $ 99,489
                                   --------        -----          --------        -------        --------
Operating expenses
  Purchased natural gas costs....        --           --            33,764             --          33,764
  Operations and maintenance,
     net.........................     1,792          327            13,390             --          15,509
  Depreciation, depletion and
     amortization................       278           --            16,096             --          16,374
  Asset impairment charge........        --           --             3,921             --           3,921
                                   --------        -----          --------        -------        --------
                                      2,070          327            67,171             --          69,568
                                   --------        -----          --------        -------        --------
Operating income (loss)..........    (2,070)        (327)           32,318             --          29,921
                                   --------        -----          --------        -------        --------
Other income (loss)
  Loss from unconsolidated
     affiliates..................        --           --              (344)            --            (344)
  Net loss on sales of assets....   (10,941)          --              (310)            --         (11,251)
  Other income...................    26,322           --                35             --          26,357
                                   --------        -----          --------        -------        --------
                                     15,381           --              (619)            --          14,762
                                   --------        -----          --------        -------        --------
Income (loss) before interest and
  other charges..................    13,311         (327)           31,699             --          44,683
Interest and debt income
  (expense)......................     5,130         (143)          (24,753)            --         (19,766)
Minority interest................        --           --              (100)            --            (100)
                                   --------        -----          --------        -------        --------
  Net income (loss)..............  $ 18,441        $(470)         $  6,846        $    --        $ 24,817
                                   ========        =====          ========        =======        ========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                               NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                    ISSUER    SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                   --------   ---------------   ------------   -------------   ------------
                                                                (IN THOUSANDS)
Operating revenues...............  $     --        $  --          $ 45,762        $    --        $ 45,762
                                   --------        -----          --------        -------        --------
Operating expenses
  Purchased natural gas costs....        --           --             5,953             --           5,953
  Operations and maintenance,
     net.........................        --           --             3,532             --           3,532
  Depreciation, depletion and
     amortization................        90           --            13,374             --          13,464
                                   --------        -----          --------        -------        --------
                                         90           --            22,859             --          22,949
                                   --------        -----          --------        -------        --------
Operating income (loss)..........       (90)          --            22,903             --          22,813
                                   --------        -----          --------        -------        --------
Other income
  Earnings from unconsolidated
     affiliates..................        --           --            10,072             --          10,072
  Other income...................       157           --             1,010             --           1,167
                                   --------        -----          --------        -------        --------
                                        157           --            11,082             --          11,239
                                   --------        -----          --------        -------        --------
Income before interest, income
  taxes and other charges........        67           --            33,985             --          34,052
Interest and debt expense........        --           --           (23,750)            --         (23,750)
Minority interest................        --           --              (135)            --            (135)
Income tax benefit...............        --           --               139             --             139
                                   --------        -----          --------        -------        --------
  Net income.....................  $     67        $  --          $ 10,239        $    --        $ 10,306
                                   ========        =====          ========        =======        ========

---------------

(1) Non-guarantor subsidiaries consist of Argo and Argo I, which were formed in August 2000.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 2001

                                                   NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                        ISSUER    SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                       --------   ---------------   ------------   -------------   ------------
                                                                    (IN THOUSANDS)
Current assets
  Cash and cash equivalents..........  $ 29,477       $  2,908       $      --       $      --       $ 32,385
  Accounts receivable, net...........        --             --          22,493              --         22,493
  Accounts receivable, affiliate.....   537,832             --           8,033        (537,832)         8,033
  Other current assets...............     8,562             --           2,190              --         10,752
                                       --------       --------       ---------       ---------       --------
     Total current assets............   575,871          2,908          32,716        (537,832)        73,663
Property, plant and equipment, net...     1,521        139,376         657,129                        798,026
Investments in unconsolidated
  affiliates.........................        --             --          73,796              --         73,796
Investments in consolidated
  affiliates.........................    77,554             --          44,071        (121,625)            --
Other noncurrent assets..............   201,159          1,277             262        (169,999)        32,699
                                       --------       --------       ---------       ---------       --------
  Total assets.......................  $856,105       $143,561       $ 807,974       $(829,456)      $978,184
                                       ========       ========       =========       =========       ========
Current liabilities
  Accounts payable...................  $    940       $    576       $   4,064       $      --       $  5,580
  Accounts payable, affiliate........        --          3,404         539,438        (537,832)         5,010
  Accrued interest...................     4,816            510              --              --          5,326
  Other current liabilities..........     1,082             --           4,798              --          5,880
                                       --------       --------       ---------       ---------       --------
     Total current liabilities.......     6,838          4,490         548,300        (537,832)        21,796
Long-term debt.......................   485,000         95,000              --              --        580,000
Other noncurrent liabilities.........        --             --         182,120        (169,999)        12,121
Partners' capital....................   364,267         44,071          77,554        (121,625)       364,267
                                       --------       --------       ---------       ---------       --------
  Total liabilities and partners'
     capital.........................  $856,105       $143,561       $ 807,974       $(829,456)      $978,184
                                       ========       ========       =========       =========       ========

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000

                                                   NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                        ISSUER    SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                       --------   ---------------   ------------   -------------   ------------
                                                                    (IN THOUSANDS)
Current assets
  Cash and cash equivalents..........  $ 18,865       $  1,416       $      --       $      --       $ 20,281
  Accounts receivable, net...........        --             --          36,601          (5,469)        31,132
  Accounts receivable, affiliate.....   620,780           (875)          1,602        (619,905)         1,602
  Other current assets...............       390             --             243              --            633
                                       --------       --------       ---------       ---------       --------
     Total current assets............   640,035            541          38,446        (625,374)        53,648
Property, plant and equipment, net...     1,798         88,356         541,541              --        631,695
Investments in unconsolidated
  affiliates.........................        --             --         182,734              --        182,734
Investments in consolidated
  affiliates.........................   156,175             --          44,542        (200,717)            --
Other noncurrent assets..............     9,498          1,445             239              --         11,182
                                       --------       --------       ---------       ---------       --------
  Total assets.......................  $807,506       $ 90,342       $ 807,502       $(826,091)      $879,259
                                       ========       ========       =========       =========       ========
Current liabilities
  Accounts payable...................  $  1,585       $    508       $  15,433       $  (5,469)      $ 12,057
  Accounts payable, affiliate........        --             --         622,273        (619,905)         2,368
  Accrued interest...................     2,815            292              --              --          3,107
  Other current liabilities..........      (965)            --           3,136              --          2,171
                                       --------       --------       ---------       ---------       --------
     Total current liabilities.......     3,435            800         640,842        (625,374)        19,703
Long-term debt.......................   493,000         45,000              --              --        538,000
Other noncurrent liabilities.........        --             --          12,851              --         12,851
Minority interest....................        --             --          (2,366)             --         (2,366)
Partners' capital....................   311,071         44,542         156,175        (200,717)       311,071
                                       --------       --------       ---------       ---------       --------
  Total liabilities and partners'
     capital.........................  $807,506       $ 90,342       $ 807,502       $(826,091)      $879,259
                                       ========       ========       =========       =========       ========

---------------

(1) Non-guarantor subsidiaries consist of Argo and Argo I, which were formed in August 2000.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                       NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                           ISSUER     SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                          ---------   ---------------   ------------   -------------   ------------
                                                                       (IN THOUSANDS)
Cash flows from operating activities
  Net income (loss).....................  $  18,441       $   (470)      $   6,846       $     --       $  24,817
  Adjustments to reconcile net income to
    net cash from operating activities
    Depreciation, depletion and
       amortization.....................        278             --          16,096             --          16,374
    Asset impairment charge.............         --             --           3,921             --           3,921
    Net loss on sale of assets..........     10,941             --             310             --          11,251
    Distributed earnings of
       unconsolidated affiliates
       Loss from unconsolidated
         affiliates.....................         --             --             344             --             344
       Distributions from unconsolidated
         affiliates.....................         --             --          17,182             --          17,182
  Working capital changes, net of
    non-cash transactions...............    (18,796)           285            (213)            --         (18,724)
  Other.................................      1,867            207              --             --           2,074
                                          ---------       --------       ---------       --------       ---------
         Net cash provided by operating
            activities..................     12,731             22          44,486             --          57,239
                                          ---------       --------       ---------       --------       ---------
Cash flows from investing activities
  Additions to property, plant and
    equipment...........................         --        (51,020)       (151,761)            --        (202,781)
  Proceeds from sale of assets..........     89,162             --          19,071             --         108,233
  Additions to investments in
    unconsolidated affiliates...........         --             --          (1,487)            --          (1,487)
  Cash paid for acquisitions, net of
    cash acquired.......................         --             --          (8,000)            --          (8,000)
  Other.................................         --             --            (330)            --            (330)
                                          ---------       --------       ---------       --------       ---------
         Net cash provided by (used in)
            investing activities........     89,162        (51,020)       (142,507)            --        (104,365)
                                          ---------       --------       ---------       --------       ---------
Cash flows from financing activities
  Net proceeds from revolving credit
    facility............................    187,620             --              --             --         187,620
  Revolving credit facility
    repayments..........................   (446,000)            --              --             --        (446,000)
  Net proceeds from issuance of
    long-term debt......................    240,879             --              --             --         240,879
  Net proceeds from project financing...         --         49,961              --             --          49,961
  Net proceeds from issuance of common
    units...............................     74,187             --              --             --          74,187
  Advances with affiliates..............   (100,550)         2,529          98,021             --              --
  Distributions to partners.............    (48,122)            --              --             --         (48,122)
  Contribution from General Partner.....        705             --              --             --             705
                                          ---------       --------       ---------       --------       ---------
         Net cash provided by (used in)
            financing activities........    (91,281)        52,490          98,021             --          59,230
                                          ---------       --------       ---------       --------       ---------
Increase in cash and cash equivalents...  $  10,612       $  1,492       $      --       $     --          12,104
                                          =========       ========       =========       ========
Cash and cash equivalents
  Beginning of period...................                                                                   20,281
                                                                                                        ---------
  End of period.........................                                                                $  32,385
                                                                                                        =========

---------------

(1) Non-guarantor subsidiaries consist of Argo and Argo I, which were formed in August 2000.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                       NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                            ISSUER    SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                           --------   ---------------   ------------   -------------   ------------
                                                                        (IN THOUSANDS)
Cash flows from operating activities
  Net income.............................  $     67         $--           $ 10,239       $     --        $ 10,306
  Adjustments to reconcile net income to
    net cash from operating activities
    Depreciation, depletion and
       amortization......................        90          --             13,374             --          13,464
    Distributed earnings from
       unconsolidated affiliates
       Earnings from unconsolidated
         affiliates......................        --          --            (10,072)            --         (10,072)
       Distributions from unconsolidated
         affiliates......................        --          --             15,484             --          15,484
  Working capital changes, net of
    non-cash transactions................     3,008          --             (1,878)            --           1,130
  Other..................................      (966)         --                 (6)            --            (972)
                                           --------         ---           --------       --------        --------
         Net cash provided by operating
            activities...................     2,199          --             27,141             --          29,340
                                           --------         ---           --------       --------        --------
Cash flows from investing activities
  Additions to property, plant and
    equipment............................      (233)         --            (29,249)            --         (29,482)
  Additions to investments in
    unconsolidated affiliates............                    --             (8,888)                        (8,888)
  Cash paid for acquisitions, net of cash
    acquired.............................        --          --            (26,476)            --         (26,476)
  Other..................................      (179)         --                 (4)            --            (183)
                                           --------         ---           --------       --------        --------
         Net cash used in investing
            activities...................      (412)         --            (64,617)            --         (65,029)
                                           --------         ---           --------       --------        --------
Cash flows from financing activities
  Net proceeds from revolving credit
    facility.............................    89,090          --                 --             --          89,090
  Revolving credit facility repayments...   (11,000)         --                 --             --         (11,000)
  Advances with affiliates...............   (36,995)         --             36,995             --              --
  Distributions to partners..............   (35,973)         --                 --             --         (35,973)
                                           --------         ---           --------       --------        --------
         Net cash provided by financing
            activities...................     5,122          --             36,995             --          42,117
                                           --------         ---           --------       --------        --------
Increase (decrease) in cash and cash
  equivalents............................  $  6,909         $--           $   (481)      $     --           6,428
                                           ========         ===           ========       ========
Cash and cash equivalents
  Beginning of period....................                                                                   4,202
                                                                                                         --------
  End of period..........................                                                                $ 10,630
                                                                                                         ========

---------------

(1) Non-guarantor subsidiaries consist of Argo and Argo I which were formed in August 2000.

13. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Business Combinations

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. This statement requires that all transactions that fit the definition of a business combination be accounted for using the purchase method and prohibits the use of the pooling of interests method for all business combinations initiated after June 30, 2001. This statement also established specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary item. This standard will have an impact on any business combination we undertake in the future. We are currently evaluating the effects of this pronouncement on our historical financial statements.

  Goodwill and Other Intangible Assets

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill no longer be amortized but should be intermittently tested for impairment at least on an annual basis. Other intangible assets are to be amortized over their useful life and reviewed for impairment in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. An intangible asset with an indefinite useful life can no longer be amortized until its useful life becomes determinable. This statement has various effective dates, the most significant of which is January 1, 2002. We are currently evaluating the effects of this pronouncement.

  Accounting for Asset Retirement Obligations

     In July 2001, the FASB approved for issuance SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to the present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

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

                              RECENT DEVELOPMENTS

PRINCE TLP

     In July 2001, we installed the Prince TLP facility in Ewing Bank Block 1003. The platform was installed in 1,450 feet of water approximately 120 miles south of New Orleans, Louisiana. We managed the construction of the Prince TLP and also own the related pipelines to gather and process oil and natural gas production from the Prince Field. The platform will serve as a landing spot for future oil and natural gas developments in the Ewing Bank and Green Canyon areas of the Deepwater Trend of the Gulf of Mexico.

     The Prince TLP platform has a capacity of 50 MBbls/d of oil and 80 MMcf/d of natural gas, as well as the capacity to accommodate a 1,200-horsepower completion rig. The deck is equipped for the future addition of numerous sub-sea well tie-backs. We expect the first production from the Prince TLP in the third quarter of 2001.

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

GULF OF MEXICO ASSETS

     In accordance with an FTC order related to El Paso Corporation's merger with The Coastal Corporation, we, along with Deepwater Holdings, agreed to sell several of our offshore Gulf of Mexico assets to third parties in January 2001. Total consideration received for these assets was approximately $162 million consisting of approximately $108 million for the assets we sold and approximately $54 million for the assets Deepwater Holdings sold. The offshore assets sold include interests in Stingray, UTOS, Nautilus, Manta Ray Offshore, Nemo, Tarpon and the Green Canyon pipeline assets, as well as interests in two offshore platforms and one dehydration facility. We recognized net losses from the asset sales of approximately $11 million, and Deepwater Holdings recognized losses of approximately $21 million. Our share of Deepwater Holdings' losses was approximately $14 million, which has been reflected in earnings (loss) from unconsolidated affiliates in the accompanying statements of operations.

     As additional consideration for the above transactions, El Paso Corporation will make payments to us totaling $29 million. These payments, which began in the first quarter of 2001, will be made in quarterly installments of $2.25 million for the next three years and $2 million in the first quarter of 2004. From this additional consideration, we realized income of approximately $25 million in the first quarter of 2001, which has been reflected in other income in the accompanying statements of operations.

                                SEGMENT RESULTS

     As a result of our acquisition of EPN Texas in February 2001, we began providing NGL transportation and fractionation services and have shown these activities as a separate segment called Liquid Transportation and Fractionation. This segment also includes the liquid transportation services of the Allegheny and Poseidon oil pipelines which were previously reflected in the Gathering and Transportation segment. In addition, with the July 2001 installation of the Prince TLP, we have begun to manage our platform operations separately from our gathering and transportation operations. Accordingly, we have shown these activities as a separate segment called Platforms. We have restated the prior periods, to the extent practicable, in order to conform to the current business segment presentation. The restated results of operations for the quarter and six months ended June 30, 2000, are not necessarily indicative of the results which would have been achieved had the revised business structure been in effect during the period.

     Each of our segments are business units that offer different services and products. They are managed separately, as each requires different technology and marketing strategies. The following table presents EBIT by segment and in total for each of the quarter and six months ended June 30:

                                                   QUARTER ENDED            SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                                --------------------      --------------------
                                                 2001         2000         2001         2000
                                                -------      -------      -------      -------
                                                                (IN THOUSANDS)
EARNINGS BEFORE INTEREST EXPENSE AND INCOME
  TAXES
Gathering and transportation..................  $ 3,909      $ 8,297      $14,377      $19,430
Liquid transportation and fractionation.......   10,673        6,924       17,721        8,991
Platforms.....................................    5,363        7,983        9,459       12,665
Natural gas storage...........................    2,367           --        4,901           --
Oil and natural gas production................      782       (1,363)       4,568       (2,682)
                                                -------      -------      -------      -------
  Segment EBIT................................   23,094       21,841       51,026       38,404
Non-segment activity, net.....................   (2,908)      (1,115)      (6,343)      (4,352)
                                                -------      -------      -------      -------
  Consolidated EBIT...........................  $20,186      $20,726      $44,683      $34,052
                                                =======      =======      =======      =======

  EBIT variances are discussed in the segment results below.

GATHERING AND TRANSPORTATION

     The Gathering and Transportation segment primarily includes the El Paso Intrastate - Alabama (EPIA) system, the Viosca Knoll Pipeline, and our interests in Deepwater Holdings. The pipeline systems serve the coal bed methane producing regions of Alabama as well as production activities in the Gulf of Mexico, including offshore regions of Texas, Louisiana, and Mississippi.

                                                       QUARTER ENDED        SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     ------------------    -------------------
                                                      2001       2000        2001       2000
                                                     -------    -------    --------    -------
                                                                  (IN THOUSANDS)
Gathering and transportation revenues..............  $ 6,276    $ 8,660    $ 12,746    $16,266
Natural gas sales..................................   13,759      6,746      38,364      7,912
                                                     -------    -------    --------    -------
  Total operating revenues.........................   20,035     15,406      51,110     24,178
Purchased natural gas costs........................  (11,193)    (4,641)    (34,164)    (5,585)
Operating expenses.................................   (3,119)    (4,494)     (7,478)    (3,870)
Other income (loss)................................   (1,814)     2,026       4,909      4,707
                                                     -------    -------    --------    -------
  EBIT.............................................  $ 3,909    $ 8,297    $ 14,377    $19,430
                                                     =======    =======    ========    =======

Second Quarter Ended June 30, 2001 Compared With Second Quarter Ended June 30, 2000

     Gathering and transportation revenues for the quarter ended June 30, 2001, were $2.4 million lower than the same period in 2000, primarily due to lower volumes on the Viosca Knoll pipeline during the second quarter of 2001 and the sale of Tarpon and the Green Canyon pipeline assets in January 2001. Natural gas sales revenues and purchased natural gas costs for the quarter ended June 30, 2001, were $7.0 million and $6.6 million higher, respectively, than the same periods in 2000 due to increased volumes and rates on the EPIA system.

     Operating expenses for the quarter ended June 30, 2001, were $1.4 million lower than the same period in 2000, primarily due to lower operating expenses on our Viosca Knoll pipeline and the sale of some of our pipelines in January 2001. Also contributing to lower expenses were cost recoveries under our operating agreement with Deepwater Holdings relative to actual costs incurred compared to the same period in 2000.

     Other loss for the quarter ended June 30, 2001, was $3.8 million higher than the same period in 2000, primarily due to lower earnings from Deepwater Holdings as a result of the sale of Stingray, UTOS, and the West Cameron dehydration facility, partially offset by slightly higher volumes on Deepwater Holdings' HIOS and East Breaks systems. The East Breaks system went into service in June 2000.

Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000

     Gathering and transportation revenues for the six months ended June 30, 2001, were $3.5 million lower than the same period in 2000, primarily due to the sale of Tarpon and the Green Canyon pipeline assets in January 2001 and lower volumes on our Viosca Knoll pipeline. Natural gas sales revenues and purchased natural gas costs for the six months ended June 30, 2001, were $30.5 million and $28.6 million higher, respectively, than the six months ended June 30, 2000, due to the purchase of EPIA in March 2000 as well as increased volumes and rates on EPIA in 2001.

     Operating expenses for the six months ended June 30, 2001, were $3.6 million higher than the same period in 2000, primarily due to the impairment of the Manta Ray pipeline in January 2001, partially offset by lower operating expenses resulting from the sales of assets in January 2001.

     Other income for the six months ended June 30, 2001, was $0.2 million higher than the same period in 2000, primarily due to the $22 million of additional consideration from El Paso Corporation related to the sales of our Gulf of Mexico assets. This increase was partially offset by lower earnings from unconsolidated affiliates of $14.5 million, primarily due to our share of the losses recognized by Deepwater Holdings' sale of Stingray, UTOS and the West Cameron dehydration facility during the first six months of 2001. In addition, we incurred net losses on sales of assets of $7.8 million due to the sales of our interests in Nautilus, Manta Ray Offshore, Nemo, Tarpon and the Green Canyon pipeline assets in January 2001.

LIQUID TRANSPORTATION AND FRACTIONATION

     The Liquid Transportation and Fractionation segment includes the NGL gathering and transportation pipelines and fractionation plants of EPN Texas, as well as the Poseidon and Allegheny oil pipelines. The crude oil pipeline systems serve production activities in the Gulf of Mexico.

                                                      QUARTER ENDED         SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   -------------------     -------------------
                                                    2001        2000        2001        2000
                                                   -------     -------     -------     -------
                                                                 (IN THOUSANDS)
Liquid transportation and fractionation
  revenues.......................................  $ 8,464     $ 2,081     $12,735     $ 3,613
Operating expenses...............................   (3,148)       (361)     (4,464)       (996)
Other income.....................................    5,357       5,204       9,450       6,374
                                                   -------     -------     -------     -------
  EBIT...........................................  $10,673     $ 6,924     $17,721     $ 8,991
                                                   =======     =======     =======     =======

Second Quarter Ended June 30, 2001 Compared With Second Quarter Ended June 30, 2000

     Revenues for the quarter ended June 30, 2001, were $6.4 million higher and operating expenses were $2.8 million higher than the same period in 2000, primarily due to the purchase of EPN Texas in February 2001.

     Other income for the quarter ended June 30, 2001, was $0.2 million higher than the same period in 2000, primarily due to an increase in earnings from unconsolidated affiliates related to lower average interest rates on Poseidon's revolving credit facility in 2001, partially offset by the receipt of business interruption insurance proceeds in June 2000 relating to the Poseidon pipeline rupture in January 2000.

Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000

     Revenues for the six months ended June 30, 2001, were $9.1 million higher and operating expenses were $3.5 million higher than the same period in 2000, primarily due to the purchase of EPN Texas in February 2001.

     Other income for the six months ended June 30, 2001, was $3.1 million higher than the same period in 2000, primarily due to an increase in earnings from unconsolidated affiliates related to lower average interest rates on Poseidon's revolving credit facility in 2001 and lower earnings in 2000 resulting from Poseidon's pipeline rupture in January 2000. Partially offsetting this increase was the receipt of business interruption insurance proceeds in June 2000 related to the Poseidon pipeline rupture in January 2000.

PLATFORMS

     The Platform segment consists of the East Cameron 373, Viosca Knoll 817, Prince TLP, Garden Banks 72, and Ship Shoal 331 and 332 platforms. These offshore platforms are used to interconnect our offshore pipeline grid, assist in performing pipeline maintenance, and conduct drilling operations during the initial development phase of a natural gas and oil property.

                                                   QUARTER ENDED            SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                                --------------------      --------------------
                                                 2001         2000         2001         2000
                                                -------      -------      -------      -------
                                                                (IN THOUSANDS)
Platform services revenue.....................  $ 7,198      $ 6,767      $14,231      $12,786
Operating expenses............................   (1,821)       1,216       (4,740)        (121)
Other loss....................................      (14)          --          (32)          --
                                                -------      -------      -------      -------
EBIT..........................................  $ 5,363      $ 7,983      $ 9,459      $12,665
                                                =======      =======      =======      =======

Second Quarter Ended June 30, 2001 Compared With Second Quarter Ended June 30, 2000

     Platform services revenue for the quarter ended June 30, 2001, were $0.4 million higher than the same period in 2000, primarily due to increased volumes on East Cameron 373, partially offset by lower volumes on Garden Banks 72.

     Operating expenses for the quarter ended June 30, 2001, were $3.0 million higher than the same period in 2000, primarily due to the favorable resolution of litigation in June 2000 and higher overhead expenses related to the Prince TLP in 2001.

Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000

     Platform services revenue for the six months ended June 30, 2001, were $1.4 million higher than the same period in 2000, primarily due to increased volumes on East Cameron 373, partially offset by lower volumes on Garden Banks 72.

     Operating expenses for the six months ended June 30, 2001, were $4.6 million higher than the same period in 2000, primarily due to increased depreciation and the favorable resolution of litigation in June 2000.

     Other loss for the six months ended June 30, 2001, included approximately $3.4 million associated with the additional consideration from El Paso Corporation related to the sales of our Gulf of Mexico platform assets, partially offset by losses recognized on the sale of these assets of approximately $3.5 million.

NATURAL GAS STORAGE

     The Natural Gas Storage segment includes the Petal and Hattiesburg storage facilities. These facilities serve the Northeastern and Southeastern natural gas markets.

                                                   QUARTER ENDED            SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                                --------------------      --------------------
                                                 2001         2000         2001         2000
                                                -------      -------      -------      -------
                                                                (IN THOUSANDS)
Natural gas storage revenue...................  $ 5,512      $    --      $10,493      $    --
Operating expenses............................   (3,145)          --       (5,592)          --
                                                -------      -------      -------      -------
  EBIT........................................  $ 2,367      $    --      $ 4,901      $    --
                                                =======      =======      =======      =======

     In August 2000, we acquired the Crystal natural gas storage businesses. For the quarter and six months ended June 30, 2001, the revenues from these businesses consisted primarily of fixed reservation fees for natural gas storage capacity. Natural gas storage capacity revenues are recognized and due during the month in which capacity is reserved by the customer, regardless of the amount of capacity actually used. Operating expenses consist of management and operating fees and depreciation on the storage facilities.

OIL AND NATURAL GAS PRODUCTION

     The Oil and Natural Gas Production segment primarily includes the Garden Banks 72 and Viosca Knoll 817 Blocks. Production from these properties is gathered, transported, and processed through our pipeline systems and platform facilities.

                                                      QUARTER ENDED         SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    ------------------    --------------------
                                                     2001       2000        2001        2000
                                                    -------    -------    --------    --------
                                                          (IN THOUSANDS, EXCEPT VOLUMES)
Natural gas.......................................  $ 5,000    $ 4,313    $ 13,339    $  8,905
Oil, condensate, and liquids......................    2,059      1,699       4,175       2,899
                                                    -------    -------    --------    --------
  Total operating revenues........................    7,059      6,012      17,514      11,804
Operating expenses................................   (6,277)    (7,375)    (12,946)    (14,486)
                                                    -------    -------    --------    --------
  EBIT............................................  $   782    $(1,363)   $  4,568    $ (2,682)
                                                    =======    =======    ========    ========
Volumes
  Natural gas sales (MMcf)........................    1,052      1,959       2,189       3,846
                                                    =======    =======    ========    ========
  Oil, condensate, and liquid sales (MBbls).......       81         75         161         134
                                                    =======    =======    ========    ========
Weighted average realized prices
  Natural gas ($/Mcf).............................  $  4.74    $  2.13    $   6.09    $   2.25
                                                    =======    =======    ========    ========
  Oil, condensate, and liquids ($/Bbl)............  $ 25.45    $ 23.57    $  25.92    $  22.32
                                                    =======    =======    ========    ========

Second Quarter Ended June 30, 2001 Compared With Second Quarter Ended June 30, 2000

     Oil and natural gas operating revenues for the quarter ended June 30, 2001, were $1.0 million higher compared to the same period in 2000. The increase in natural gas revenues was due to higher realized natural gas prices, partially offset by a decrease in volume produced due to normal depletion of existing reserves. The increase in revenue for oil production was a result of higher realized oil prices, as well as an increase in volumes produced.

     Operating expenses for the quarter ended June 30, 2001, were approximately $1.1 million lower than in the same period in 2000, primarily as a result of lower depletion from oil and natural gas production.

Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000

     Oil and natural gas operating revenues for the six months ended June 30, 2001, were $5.7 million higher than the same period in 2000. The increase was a result of higher realized oil and natural gas prices. Also contributing to the increase was higher oil production due to the temporary shut in of Garden Banks Blocks 72 and 117 in 2000 as a result of the Poseidon pipeline rupture. Partially offsetting the increase in revenues was a decrease in natural gas production due to normal depletion of existing reserves.

     Operating expenses for the six months ended June 30, 2001, were $1.5 million lower than in the same period in 2000, primarily as a result of lower depletion from oil and natural gas production.

NON-SEGMENT ACTIVITY

     Earnings before interest expense and income taxes for the quarter and six months ended June 30, 2001, was $1.8 million and $2.0 million lower, respectively, than the same period in 2000 primarily due to higher general and administrative expenses attributable to an increase in our activities.

INTEREST AND DEBT EXPENSE

Second Quarter Ended June 30, 2001 Compared With Second Quarter Ended June 30, 2000

     Interest and debt expense, net of capitalized interest, for the quarter ended June 30, 2001, was approximately $4.1 million lower than 2000, due to a decrease in the average revolving credit facility balance and lower average interest rates in 2001, partially offset by additional borrowings in 2001 on our project finance loan and the issuance of 8.5% Senior Subordinated Notes in May 2001.

Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000

     Interest and debt expense, net of capitalized interest, for the six months ended June 30, 2001, was approximately $4.0 million lower than 2000, due to a decrease in the average revolving credit facility balance and lower average interest rates in 2001, partially offset by the issuance of 8.5% Senior Subordinated Notes in May 2001.

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $57.2 million for the six months ended June 30, 2001, compared to $29.3 million for the same period in 2000. The increase was primarily due to higher earnings, higher cash distributions in excess of earnings from unconsolidated affiliates, lower interest payments, and other working capital changes.

CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was $104.4 million for the six months ended June 30, 2001. Our investing activities were primarily related to the purchase of EPN Texas, expenditures related to our expansion of the Petal natural gas storage facility, the Prince TLP and the acquisition of our General Partner's 1% non-managing ownership interest in us, partially offset by proceeds from the sale of some of our Gulf of Mexico assets in 2001.

CASH FROM FINANCING ACTIVITIES

     Net cash provided by financing activities was $59.2 million for the six months ended June 30, 2001. During 2001, we received net proceeds of approximately $238 million from borrowings under our revolving credit facility and from our project finance loan. We also issued 2,250,000 common units in a public offering and 278,500 common units related to options exercised for net proceeds of approximately $74 million. In May 2001, we issued $250 million of 8.5% Senior Subordinated Notes for net proceeds of $241 million. These increases were partially offset by distributions to our partners of approximately $47 million and payments on our revolving credit facility of $446 million.

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

COMMITMENTS AND CONTINGENCIES

     See Part I, Financial Information, Note 7, which is incorporated herein by reference.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, our quantitative and qualitative disclosures about market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the information presented in items 1 and 2 of this Quarterly Report on Form 10-Q.

     During the quarter ended June 30, 2001, we entered into cash flow hedges. As of June 30, 2001, the fair value of cash flow hedges included in accumulated other comprehensive income was an unrealized gain of $1.1 million. We estimate the entire amount will be reclassified from accumulated other comprehensive income to earnings over the next 12 months. Most of our cash flow hedges expire in the first quarter 2002. For the quarter and six months ended June 30, 2001, there was no ineffectiveness in our cash flow hedges.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 7, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Each exhibit identified below is filed as part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 601 of Regulation S-K.

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         +10.1*          -- 1998 Common Unit Plan for Non-Employee Directors Amended
                            and Restated Effective as of April 18, 2001.

     (b) Report on Form 8-K

     We filed a Current Report on Form 8-K, dated May 7, 2001, providing unaudited pro forma financial statements for our acquisitions of El Paso Intrastate-Alabama, the Crystal natural gas storage businesses and the natural gas liquids transportation and fractionation assets, in addition to the sale of several Gulf of Mexico assets, and our issuance of 2,250,000 common units.

     We filed a Current Report on Form 8-K/A dated May 14, 2001, providing unaudited pro forma financial statements for our purchase of the natural gas liquids transportation and fractionation assets.

     We filed a Current Report on Form 8-K, dated May 24, 2001, announcing the issuance of $250 million 8.50% Senior Subordinated Notes.

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

                                          EL PASO ENERGY PARTNERS, L.P.

                                          By: EL PASO ENERGY PARTNERS COMPANY,
                                            its General Partner

Date: August 14, 2001                     By:      /s/ KEITH B. FORMAN
                                            ------------------------------------
                                                      Keith B. Forman
                                             Vice President and Chief Financial
                                                           Officer

Date: August 14, 2001                     By:      /s/ D. MARK LELAND
                                            ------------------------------------
                                                       D. Mark Leland
                                            Senior Vice President and Controller
                                               (Principal Accounting Officer)

                               INDEX TO EXHIBITS

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         +10.1*          -- 1998 Common Unit Plan for Non-Employee Directors Amended
                            and Restated Effective as of April 18, 2001.