Form 10-Q
period 2001-09-30
EL PASO ENERGY PARTNERS LP
filed 2001-11-13
CIK 895040

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The registrant had 39,737,474 common units outstanding as of November 7, 2001.

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
                                  (UNAUDITED)

                                                          QUARTER ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                        -----------------   ------------------
                                                         2001      2000       2001      2000
                                                        -------   -------   --------   -------
Operating revenues....................................  $43,126   $29,642   $142,615   $75,404
                                                        -------   -------   --------   -------
Operating expenses
  Cost of natural gas.................................    9,822     8,760     43,986    14,344
  Operations and maintenance, net.....................    7,157     3,896     22,266     7,797
  Depreciation, depletion and amortization............    8,040     6,954     24,414    20,418
  Asset impairment charge.............................       --        --      3,921        --
                                                        -------   -------   --------   -------
                                                         25,019    19,610     94,587    42,559
                                                        -------   -------   --------   -------
Operating income......................................   18,107    10,032     48,028    32,845
                                                        -------   -------   --------   -------
Other income (loss)
  Earnings from unconsolidated affiliates.............    3,003     6,215      2,659    16,287
  Net gain (loss) on sales of assets..................      511       150    (10,740)      150
  Other income........................................      565       143     26,922     1,310
                                                        -------   -------   --------   -------
                                                          4,079     6,508     18,841    17,747
                                                        -------   -------   --------   -------
Income before interest, income taxes and other
  charges.............................................   22,186    16,540     66,869    50,592
                                                        -------   -------   --------   -------
Interest and debt expense.............................   10,149    11,774     29,915    35,524
Minority interest.....................................       --       (14)       100       121
Income tax benefit....................................       --       (82)        --      (221)
                                                        -------   -------   --------   -------
                                                         10,149    11,678     30,015    35,424
                                                        -------   -------   --------   -------
Net income............................................   12,037     4,862     36,854    15,168
Net income allocated to General Partner...............    5,814     4,114     16,413    10,968
Net income allocated to Series B unitholders..........    4,538     1,417     13,324     1,417
                                                        -------   -------   --------   -------
Net income (loss) allocated to limited partners.......  $ 1,685   $  (669)  $  7,117   $ 2,783
                                                        =======   =======   ========   =======
Basic and diluted net income (loss) per unit..........  $  0.05   $ (0.02)  $   0.21   $  0.10
                                                        =======   =======   ========   =======
Weighted average number of units outstanding..........   34,245    31,229     33,438    28,429
                                                        =======   =======   ========   =======

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT UNIT AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                          ASSETS

Current assets
  Cash and cash equivalents.................................    $ 35,893        $ 20,281
  Accounts receivable, net..................................      37,175          32,734
  Other current assets......................................       8,582             633
                                                                --------        --------
          Total current assets..............................      81,650          53,648

Property, plant, and equipment, net.........................     804,515         619,238
Investments in unconsolidated affiliates....................      66,120         182,734
Other noncurrent assets.....................................      30,689          11,182
                                                                --------        --------
          Total assets......................................    $982,974        $866,802
                                                                ========        ========

                            LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
  Accounts payable..........................................    $ 10,499        $ 14,425
  Accrued interest..........................................      16,136           3,107
  Current maturities of project finance loan................      14,250              --
  Other current liabilities.................................       7,303           2,171
                                                                --------        --------
          Total current liabilities.........................      48,188          19,703
Revolving credit facility...................................      80,000         318,000
Long-term debt..............................................     425,000         175,000
Project finance loan, less current maturities...............      80,750          45,000
Other noncurrent liabilities................................         197             394
                                                                --------        --------
          Total liabilities.................................     634,135         558,097
                                                                --------        --------
Commitments and contingencies
Minority interest...........................................          --          (2,366)
Partners' capital
  Limited partners
     Series B preference units; 170,000 units issued and
      outstanding...........................................     188,986         175,668
     Common units; 34,100,404 and 31,550,314 units issued
      and outstanding.......................................     158,734         132,802
  General partner...........................................       3,069           2,601
  Accumulated other comprehensive income....................      (1,950)             --
                                                                --------        --------
          Total partners' capital...........................     348,839         311,071
                                                                --------        --------
          Total liabilities and partners' capital...........    $982,974        $866,802
                                                                ========        ========

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Cash flows from operating activities
  Net income................................................  $  36,854   $  15,168
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     24,414      20,418
     Asset impairment charge................................      3,921          --
     Net loss (gain) on sales of assets.....................     10,740        (150)
     Distributed earnings of unconsolidated affiliates
       Earnings from unconsolidated affiliates..............     (2,659)    (16,287)
       Distributions from unconsolidated affiliates.........     27,862      23,216
  Working capital changes, net of non-cash transactions.....    (14,534)      4,934
  Non-working capital changes and other.....................      2,742       1,964
                                                              ---------   ---------
          Net cash provided by operating activities.........     89,340      49,263
                                                              ---------   ---------
Cash flows from investing activities
  Additions to property, plant and equipment................   (227,190)    (64,409)
  Proceeds from sales of assets.............................    109,126          --
  Additions to investments in unconsolidated affiliates.....     (1,487)    (13,166)
  Cash paid for acquisitions, net of cash acquired..........     (8,000)    (26,476)
  Other.....................................................         --        (186)
                                                              ---------   ---------
          Net cash used in investing activities.............   (127,551)   (104,237)
                                                              ---------   ---------
Cash flows from financing activities
  Net proceeds from revolving credit facility...............    224,994     115,048
  Revolving credit facility repayments......................   (466,000)   (118,000)
  Net proceeds from issuance of long-term debt..............    243,185          --
  Net proceeds from project financing.......................     49,961      19,705
  Net proceeds from issuance of common units................     74,653     100,784
  Distributions to partners.................................    (73,675)    (57,021)
  Contribution from General Partner.........................        705       2,786
                                                              ---------   ---------
          Net cash provided by financing activities.........     53,823      63,302
                                                              ---------   ---------
Increase in cash and cash equivalents.......................     15,612       8,328
Cash and cash equivalents
  Beginning of period.......................................     20,281       4,202
                                                              ---------   ---------
  End of period.............................................  $  35,893   $  12,530
                                                              =========   =========

Non-cash activity:
  Issuance of Series B preference units to acquire the
     Crystal storage businesses.............................  $      --   $ 170,000

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2000 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of September 30, 2001, and for the quarters and nine months ended September 30, 2001 and 2000, are unaudited. The balance sheet at December 31, 2000, is derived from the audited balance sheet included in our Annual Report on Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information also includes reclassifications, which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income or partners' capital.

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

     We record all derivative instruments on the balance sheet at their fair value under the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities.

     During the normal course of our business, we may enter into contracts that qualify as derivatives under the provisions of SFAS No. 133. As a result, we evaluate our contracts to determine whether derivative accounting is appropriate. Contracts that meet the criteria of a derivative and qualify as "normal purchases" and "normal sales", as those terms are defined in SFAS No. 133, may be excluded from SFAS No. 133 treatment.

     For those instruments entered into to hedge risk and which qualify as hedges, we apply the provisions of SFAS No. 133, and the accounting treatment depends on each instrument's intended use and how it is designated. In addition to its designation, a hedge must be effective. To be effective, changes in the value of the derivative or its resulting cash flows must substantially offset changes in the value or cash flows of the item being hedged.

     We have entered into cash flow hedges that qualify for SFAS No. 133 treatment. Changes in the fair value of a derivative designated as a cash flow hedge are recorded in accumulated other comprehensive income for the portion of the change in value of the derivative that is effective. The ineffective portion of the derivative is recorded in earnings in the current period. Classification in the income statement of the ineffective portion is based on the income classification of the item being hedged.

     We may also purchase and sell instruments to economically hedge price fluctuations in the commodity markets. These instruments are not documented as hedges due to their short-term nature, or do not qualify under the provisions of SFAS No. 133 for hedge accounting due to the terms in the instruments. Where such derivatives do not qualify, changes in their fair value are recorded in earnings in the current period.
---------------

As generally used in the energy industry and in this document, the following terms have the following meanings:

/d         = per day                                    MMcf  = million cubic feet
Bbl        = barrel                                     NGL   = natural gas liquids
MBbls      = thousand barrels                           Mcf   = thousand cubic feet
Mdth       = thousand dekatherms

When we refer to cubic feet measurements, all measurements are at 14.73 pounds per square inch.

2. ACQUISITIONS AND DISPOSITIONS

  Gulf of Mexico assets

     In accordance with a Federal Trade Commission (FTC) order related to El Paso Corporation's merger with The Coastal Corporation, we, along with Deepwater Holdings, agreed to sell several of our offshore Gulf of Mexico assets to third parties in January 2001. Total consideration received for these assets was approximately $162 million consisting of approximately $108 million for the assets we sold and approximately $54 million for the assets Deepwater Holdings sold. The offshore assets sold include interests in Stingray, UTOS, Nautilus, Manta Ray Offshore, Nemo, Tarpon and the Green Canyon pipeline assets, as well as interests in two offshore platforms and one dehydration facility. We recognized net losses from the asset sales of approximately $11 million, and Deepwater Holdings recognized losses of approximately $21 million. Our share of Deepwater Holdings' losses was approximately $14 million, which has been reflected in earnings from unconsolidated affiliates in the accompanying statements of income.

     As additional consideration for the above transactions, El Paso Corporation agreed to make payments to us totaling $29 million. These payments, which began in the first quarter of 2001, will be made in quarterly installments of $2.25 million for the next three years and $2 million in the first quarter of 2004. From this additional consideration, we recognized income of approximately $25 million in the first quarter of 2001, which has been reflected in other income in the accompanying statements of income.

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

     The following selected unaudited pro forma information represents our consolidated results of operations on a pro forma basis for the nine months ended September 30, 2001 and 2000, as if we acquired EPN Texas as of the beginning of each period presented:

                                                                2001         2000
                                                              --------      -------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER UNIT AMOUNTS)
Operating revenues..........................................  $147,657      $92,180
Operating income............................................  $ 50,952      $43,885
Net income..................................................  $ 38,076      $20,854
Basic and diluted net income per unit.......................  $   0.25      $  0.29

  Deepwater Holdings and Chaco Transactions

     In October 2001, we acquired the remaining 50 percent interest that we did not already own in Deepwater Holdings, L.L.C., from a subsidiary of El Paso Corporation, for approximately $85 million, consisting of $30 million cash and $55 million of assumed indebtedness. We contemporaneously repaid the outstanding revolving credit facility balance and terminated the facility. HIOS and East Breaks natural gas gathering systems became indirectly wholly-owned assets through this transaction.

     In a separate transaction, we also acquired the Chaco cryogenic natural gas processing plant for $198.5 million. The total purchase price was composed of a payment of $77 million to acquire the plant from the bank group that provided the financing for the construction of the facility and a payment of $121.5 million to El Paso Field Services, L.P., an El Paso Corporation subsidiary, in connection with the execution of a 20-year agreement relating to the processing capacity of the Chaco plant and dedication of natural gas gathered by El Paso Field Services. We funded these transactions by borrowing from our revolving credit facility. We will account for these transactions as purchases and will assign the purchase price to the net assets acquired based upon the estimated fair value of the net assets as of the acquisition date.

3. PARTNERS' CAPITAL

  Public offerings of common units

     In March 2001, we completed a public offering of 2,250,000 common units. We used the net cash proceeds of $66.6 million to reduce indebtedness under our revolving credit facility. In addition, our General Partner contributed $0.7 million in cash to us in order to satisfy its one percent contribution requirement.

     In October 2001, we issued 5,627,070 common units, which included 1,477,070 common units purchased by our General Partner. We used the net cash proceeds of approximately $212 million to redeem $50 million of our Series B preference units and will use the remaining proceeds to reduce indebtedness under our revolving credit facility. In addition, our General Partner contributed $2.1 million in cash to us in order to satisfy its one percent contribution requirement.

  Cash distributions

     The following table reflects our per unit cash distributions to our common unitholders and the total incentive distributions paid to our General Partner during the nine months ended September 30, 2001:

                                                              COMMON         GENERAL
                         MONTH PAID                            UNIT          PARTNER
                         ----------                           ------      -------------
                                                                          (IN MILLIONS)
February....................................................  $0.550          $4.6
                                                              ======          ====
May.........................................................  $0.575          $5.8
                                                              ======          ====
August......................................................  $0.575          $5.8
                                                              ======          ====

     In October 2001, we declared a cash distribution of $0.6125 per common unit for the quarter ended September 30, 2001, which we will pay on November 15, 2001, to unitholders of record as of October 31, 2001. In addition, we will pay our General Partner $8.1 million in incentive distributions. At the current distribution rates, our General Partner receives approximately 26 percent of the total cash distributions we pay in the form of incentive distributions.

  Other

     In April 2001, we amended our 1998 Common Unit Plan for Non-Employee Directors to allow for the issuance of restricted units. These units carry voting and distribution rights; however, sale or transfer of the units is restricted. The restrictions on each restricted unit shall end if the director ceases to be a director.

     As of September 30, 2001, we received net proceeds of $8.0 million related to the exercise of 296,000 common unit options.

     In October 2001, we issued approximately one million unit options, with an exercise price of $34.99 per unit, to employees of affiliates of our general partner who are responsible for our day to day operations. These options were issued under our Omnibus Compensation Plan and vest one-half per year over the next two years and expire ten years from the grant date. We will account for these unit options under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of these unit options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected term in years......................................      8
Expected volatility.........................................  27.50%
Expected dividends..........................................   9.55%
Risk-free interest rate.....................................   2.35%

     The Black-Scholes weighted average fair value of these unit options is $2.16, resulting in approximately $2.2 million of compensation expense that will be recognized over the two year vesting period of the grant.

4. PROPERTY, PLANT AND EQUIPMENT

     Our property, plant and equipment consisted of the following:

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2001            2000
                                                             -------------   ------------
                                                                    (IN THOUSANDS)
Property, plant and equipment, at cost
  Pipelines................................................    $350,849        $239,920
  Platforms and facilities.................................     268,106         127,639
  Oil and natural gas properties...........................     156,320         156,320
  Natural gas storage facilities...........................     152,083         147,294
  Construction work-in-progress............................      66,481         127,811
                                                               --------        --------
                                                                993,839         798,984
Less accumulated depreciation, depletion and
  amortization.............................................     189,324         179,746
                                                               --------        --------
     Property, plant and equipment, net....................    $804,515        $619,238
                                                               ========        ========

     Due to the sale of our interest in the Manta Ray Offshore system in January 2001, we lost a primary connecting point to our Manta Ray pipeline. As a result, we abandoned the Manta Ray pipeline and recorded an impairment of approximately $3.9 million in the first quarter of 2001 which is reflected in the Natural Gas Gathering and Transportation segment.

     In September 2001, we transferred approximately $150 million from Construction work-in-progress to Platforms and facilities as a result of placing our Prince Tension Leg Platform (TLP) into service.

5. DEBT AND OTHER CREDIT FACILITIES

  8.50% Senior Subordinated Notes

     In May 2001, we issued $250 million aggregate principal amount of 8.50% Senior Subordinated Notes due 2011. Proceeds of approximately $243 million, net of issuance costs, were used to reduce indebtedness under our revolving credit facility.

  Revolving credit facility

     In May 2001, we increased the size of our revolving credit facility from $500 million to $600 million and extended the maturity through May 2004. As of September 30, 2001, we had $80 million outstanding under our revolving credit facility and the average interest rate was 4.50%. We pay a variable commitment fee on the unused portion of the revolving credit facility.

     In October 2001, we borrowed approximately $284 million from our revolving credit facility to fund the acquisitions of the Chaco plant and the remaining 50 percent interest in Deepwater Holdings. We will use proceeds of approximately $162 million from our October 2001 equity issuance to reduce indebtedness under our revolving credit facility.

  Project finance loan

     In August 2000, Argo L.L.C., one of our subsidiaries, obtained a $95 million limited recourse project finance loan from a group of commercial lenders to finance a substantial portion of the total cost of the Prince TLP, pipelines and other facilities. The Prince TLP was installed in the Prince Field in July 2001, and we placed it into service in September 2001. In accordance with the terms of this loan, it will be converted into a term loan in December 2001 and will mature in December 2006. The term loan requires us to pay interest quarterly and will have a principal balance of $95 million to be paid in quarterly installments over a five year period. The first payment is due at the end of the first quarter of 2002. The term loan is collateralized by substantially all of Argo's assets and we have guaranteed $30 million of the term loan. As of
September 30, 2001, $95 million was outstanding under this project finance loan at an average interest rate was 5.05%.

  Other credit facilities

     Deepwater Holdings and Poseidon Oil Pipeline Company, L.L.C. are parties to credit agreements under which each has outstanding obligations that may restrict their ability to pay distributions to their respective owners.

     As of September 30, 2001, Deepwater Holdings had a $175 million revolving credit facility with a syndicate of commercial banks with $110 million outstanding at an average floating interest rate of 5.00%. The proceeds from the sales of Stingray, UTOS and the West Cameron dehydration facility in the first six months of 2001 of approximately $54 million were used to reduce the revolving credit facility balance. In October 2001, in conjunction with our purchase of the remaining 50 percent interest in Deepwater Holdings, we repaid the entire outstanding balance and terminated the revolving credit facility.

     In April 2001, Poseidon amended and restated its credit facility to provide up to $185 million with a maturity of April 2004. As of September 30, 2001, Poseidon had $150 million outstanding under its revolving credit facility at an average floating interest rate of 5.25%.

6. HEDGING ACTIVITIES

     A majority of our commodity sales and purchases are at spot market or forward market prices. We use futures, forward contracts, and swaps to limit our exposure to fluctuations in the commodity markets and allow for a fixed cash flow stream from these activities. On January 1, 2001, we adopted the provisions of SFAS No. 133, Accounting for Derivatives and Hedging Activities. We did not have any derivative contracts in place at December 31, 2000, and therefore, there was no transition adjustment recorded in our financial statements. During 2001, we entered into cash flow hedges. As of September 30, 2001, the fair value of these cash flow hedges included in accumulated other comprehensive income was an unrealized loss of approximately $2.0 million. We estimate the entire amount will be reclassified from accumulated other comprehensive income to earnings over the next 12 months. Reclassifications occur upon physical delivery of the hedged commodity and the corresponding expiration of the hedge. For the quarter and nine months ended September 30, 2001, there was no ineffectiveness in our cash flow hedges.

7. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     We, along with several subsidiaries of El Paso Corporation, were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). In May 2001, the court denied the defendants' motions to dismiss.

     We have also been named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint and has now been sent back to Kansas State Court for further proceedings. A motion to dismiss this case is pending.

     We are also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of our business.

     While the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, we do not expect the ultimate resolution of these matters to have a material adverse effect on our ongoing financial position, operating results or cash flows.

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

  Regulatory Matters

     In September 2001, FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. Since HIOS and Petal natural gas storage are interstate facilities as defined by the Natural Gas Act, the proposed regulations, if adopted by FERC, would dictate how HIOS and Petal conduct business and interact with all energy affiliates of El Paso Corporation and us. We cannot predict the outcome of the NOPR, but adoption of the regulations in substantially the form proposed would, at a minimum, place administrative and operational burdens on us. Further, more fundamental changes could be required such as a complete organizational separation or sale of HIOS and Petal.

8. SEGMENT INFORMATION

     We segregate our business activities into five distinct operating segments:

     - Natural Gas Gathering and Transportation;

     - Liquid Transportation and Handling;

     - Platforms;

     - Natural Gas Storage; and

     - Oil and Natural Gas Production.

     As a result of our acquisition of EPN Texas in February 2001, we began providing NGL transportation and fractionation services and have shown these activities as a separate segment called Liquid Transportation and Handling. This segment also includes the liquid transportation services of the Allegheny and Poseidon oil pipelines which were previously reflected in the Natural Gas Gathering and Transportation segment.

     With the July 2001 installation of the Prince TLP facility in Ewing Bank Block 1003, we began managing our platform operations separately from our gathering and transportation operations. Accordingly, we have shown our platforms as a separate segment called Platforms. The Prince TLP processes oil and natural gas from the Prince Field. First production flowed through the facility in September 2001. This segment also includes the East Cameron 373, Viosca Knoll 817, Garden Banks 72, and Ship Shoal 331 and 332 platforms which were previously reflected in the Natural Gas Gathering and Transportation segment.

     We have restated the prior periods, to the extent practicable, in order to conform to the current business segment presentation. The results of operations for the restated periods are not necessarily indicative of the results that would have been achieved had the revised business structure been in effect during the period.

     Each of our segments are business units that offer different services and products. They are managed separately, as each requires different technology and marketing strategies. We measure segment performance using performance cash flows, or an asset's ability to generate cash flow. Performance cash flows should not be considered an alternate to earnings, earnings before interest expense and income taxes (EBIT), or other financial measures as an indicator of operating performance. The following are results as of and for the periods ended September 30:

                        QUARTER ENDED SEPTEMBER 30, 2001

                                  NATURAL GAS
                                   GATHERING          LIQUID                   NATURAL      OIL AND
                                      AND         TRANSPORTATION                 GAS      NATURAL GAS
                                 TRANSPORTATION    AND HANDLING    PLATFORMS   STORAGE    PRODUCTION    OTHER(1)    TOTAL
                                 --------------   --------------   ---------   --------   -----------   --------   --------
                                                                 (IN THOUSANDS)
Revenue from external
  customers....................     $ 18,158         $ 10,130      $  5,650    $  4,641     $ 4,547     $    --    $ 43,126
Intersegment revenue...........           84               --         3,147          --          --      (3,231)         --
Depreciation, depletion and
  amortization.................        1,592            1,465         1,633       1,401       1,902          47       8,040
Operating income (loss)........        6,132            7,106         6,223       2,127      (1,111)     (2,370)     18,107
Earnings (loss) from
  unconsolidated affiliates....         (510)           3,513            --          --          --          --       3,003
EBIT...........................        6,132           10,619         6,223       2,127      (1,111)     (1,804)     22,186
Performance cash flows(2)......       14,234           13,251         7,856       3,528         791          41      39,701
Assets.........................      213,134          196,760       255,695     194,539      43,803      79,043     982,974

                        QUARTER ENDED SEPTEMBER 30, 2000

                                  NATURAL GAS
                                   GATHERING          LIQUID                   NATURAL      OIL AND
                                      AND         TRANSPORTATION                 GAS      NATURAL GAS
                                 TRANSPORTATION    AND HANDLING    PLATFORMS   STORAGE    PRODUCTION    OTHER(1)    TOTAL
                                 --------------   --------------   ---------   --------   -----------   --------   --------
                                                                 (IN THOUSANDS)
Revenue from external
  customers....................     $ 17,513         $ 2,364       $  3,582    $  1,544     $ 4,639     $    --    $ 29,642
Intersegment revenue...........          138              --          3,488          --          --      (3,626)         --
Depreciation, depletion and
  amortization.................        2,165             348          1,092         467       2,794          88       6,954
Operating income (loss)........        6,253           1,990          5,441         387      (1,285)     (2,754)     10,032
Earnings from unconsolidated
  affiliates...................        2,270           3,945             --          --          --          --       6,215
EBIT...........................        8,673           5,935          5,441         387      (1,285)     (2,611)     16,540
Performance cash flows(2)......       12,146           6,492          6,533         854      (1,572)        (42)     24,411
Assets.........................      334,525          75,106        184,040     170,272      59,805      18,800     842,548

---------------------

(1) Represents intersegment eliminations and other income or assets not associated with our segment activities.

(2) Performance cash flows are determined by taking EBIT and adding or subtracting, as appropriate, cash distributions from equity investments; depreciation, depletion and amortization; earnings from unconsolidated affiliates; and other items. The calculation of performance cash flows for the 2001 periods excludes the income recognized from El Paso Corporation's additional consideration related to the sales of our Gulf of Mexico assets, losses incurred on the sales of these assets and the impairment of our Manta Ray pipeline.

                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                  NATURAL GAS
                                   GATHERING          LIQUID                   NATURAL      OIL AND
                                      AND         TRANSPORTATION                 GAS      NATURAL GAS
                                 TRANSPORTATION    AND HANDLING    PLATFORMS   STORAGE    PRODUCTION    OTHER(1)    TOTAL
                                 --------------   --------------   ---------   --------   -----------   --------   --------
                                 (IN THOUSANDS)
Revenue from external
  customers....................     $ 69,054         $ 22,866      $ 13,545    $ 15,089     $22,061     $    --    $142,615
Intersegment revenue...........          297               --         9,483          --          --      (9,780)         --
Depreciation, depletion and
  amortization.................        5,597            3,646         3,726       4,203       6,504         738      24,414
Asset impairment charge........        3,921               --            --          --          --          --       3,921
Operating income (loss)........       14,729           15,377        16,714       7,991       3,457     (10,240)     48,028
Earnings (loss) from
  unconsolidated affiliates....      (10,304)          12,963            --          --          --          --       2,659
EBIT...........................       19,109           28,340        16,682       8,011       3,457      (8,730)     66,869
Performance cash flows(2)......       37,607           34,035        20,440      12,214       9,961      (2,413)    111,844
Assets.........................      213,134          196,760       255,695     194,539      43,803      79,043     982,974

                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                  NATURAL GAS
                                   GATHERING          LIQUID                   NATURAL      OIL AND
                                      AND         TRANSPORTATION                 GAS      NATURAL GAS
                                 TRANSPORTATION    AND HANDLING    PLATFORMS   STORAGE    PRODUCTION    OTHER(1)    TOTAL
                                 --------------   --------------   ---------   --------   -----------   --------   --------
                                 (IN THOUSANDS)
Revenue from external
  customers....................     $ 40,698         $ 5,989       $ 10,730    $  1,544     $16,443     $    --    $ 75,404
Intersegment revenue...........          497              --          9,748          --          --     (10,245)         --
Depreciation, depletion and
  amortization.................        5,898           1,043          3,221         467       9,178         611      20,418
Operating income (loss)........       20,984           4,903         18,106         387      (3,967)     (7,568)     32,845
Earnings from
  unconsolidated affiliates....        6,968           9,319             --          --          --          --      16,287
EBIT...........................       28,102          15,221         18,106         387      (3,967)     (7,257)     50,592
Performance cash flows(2)......       42,530          16,664         19,077         854       4,247      (6,647)     76,725
Assets.........................      334,525          75,106        184,040     170,272      59,805      18,800     842,548

---------------------

(1) Represents intersegment eliminations and other income or assets not associated with our segment activities.

(2) Performance cash flows are determined by taking EBIT and adding or subtracting, as appropriate, cash distributions from equity investments; depreciation, depletion and amortization; earnings from unconsolidated affiliates; and other items. The calculation of performance cash flows for the 2001 periods excludes the income recognized from El Paso Corporation's additional consideration related to the sales of our Gulf of Mexico assets, losses incurred on the sales of these assets and the impairment of our Manta Ray pipeline.

9. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     We hold investments in various affiliates which we account for using the equity method of accounting. Summarized financial information for these investments is as follows:
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                        DEEPWATER
                                                       HOLDINGS(1)    POSEIDON   OTHER(2)    TOTAL
                                                      -------------   --------   --------   -------
OWNERSHIP INTEREST..................................         50%          36%     25.67%
                                                        ========      =======     ======
                                                                     (IN THOUSANDS)
OPERATING RESULTS DATA
  Operating revenues................................    $ 39,138      $53,370     $1,982
  Other income (loss)...............................          --          335        (85)
  Operating expenses................................     (15,812)      (3,024)      (590)
  Depreciation......................................      (8,380)      (8,512)      (953)
  Other expenses....................................      (6,625)      (5,887)       222
  Loss on sale......................................     (21,044)          --         --
                                                        --------      -------     ------
  Net income (loss).................................    $(12,723)     $36,282     $  576
                                                        ========      =======     ======
OUR SHARE
  Allocated (loss) income(3)........................    $(10,443)     $13,062     $  148
  Adjustments(4)....................................          --          (99)        (9)
                                                        --------      -------     ------
  Earnings (loss) from unconsolidated affiliates....    $(10,443)     $12,963     $  139    $ 2,659
                                                        ========      =======     ======    =======
  Allocated distributions...........................    $ 12,850      $15,012     $   --    $27,862
                                                        ========      =======     ======    =======

                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                        DEEPWATER
                                                       HOLDINGS(1)   POSEIDON   OTHER(2)    TOTAL
                                                       -----------   --------   --------   -------
OWNERSHIP INTEREST...................................        50%         36%     25.67%
                                                        ========     =======    =======
                                                                     (IN THOUSANDS)
OPERATING RESULTS DATA
  Operating revenues.................................   $ 49,254     $47,934    $20,611
  Other income.......................................        335       1,183      1,601
  Operating expenses.................................    (21,614)     (5,289)    (3,912)
  Depreciation.......................................    (13,284)     (7,657)    (7,616)
  Other expenses.....................................     (7,031)     (8,489)      (324)
                                                        --------     -------    -------
  Net income.........................................   $  7,660     $27,682    $10,360
                                                        ========     =======    =======
OUR SHARE
  Allocated income(3)................................   $  3,446     $ 9,965    $ 2,659
  Adjustments(4).....................................      1,038        (646)      (175)
                                                        --------     -------    -------
  Earnings from unconsolidated affiliates............   $  4,484     $ 9,319    $ 2,484    $16,287
                                                        ========     =======    =======    =======
  Allocated distributions............................   $  9,550     $ 7,718    $ 5,948    $23,216
                                                        ========     =======    =======    =======

---------------

(1) In January 2001, Deepwater Holdings sold its interest in Stingray and the West Cameron dehydration facility. Deepwater Holdings sold its interest in UTOS in April 2001.
(2) Other contains Manta Ray Offshore Gathering Company, L.L.C. and Nautilus Pipeline Company L.L.C. In January 2001, we sold our 25.67% interest in Manta Ray Offshore and our 25.67% interest in Nautilus.
(3) The income (loss) from Deepwater Holdings is not allocated proportionately with our ownership percentage because the capital contributed by us was a larger amount of the total capital at the time of formation. Therefore, we were allocated a larger amount of the amortization of Deepwater Holdings' excess purchase price of its investments. Also, we were allocated a larger portion of Deepwater Holdings' $21 million loss incurred in 2001 due to the sale of Stingray, UTOS, and the West Cameron dehydration facility. Our total share of the losses relating to these sales was approximately $14 million.
(4) We recorded adjustments primarily for differences from estimated year end 2000 and 1999 earnings reported in our Annual Report on Form 10-K and actual earnings reported in the 2000 and 1999 audited annual reports of our unconsolidated affiliates, and for purchase price adjustments under Accounting Principles Board (APB) Opinion No. 16, "Business Combinations."

10. RELATED PARTY TRANSACTIONS

     There have been no changes to our related party relationships, except as described below, from our 2000 Annual Report on Form 10-K.

     In connection with the sale of Stingray, UTOS, and the West Cameron dehydration facility, we continued to operate these systems and facilities through September 2001. We received reimbursements to cover operating activities; however, these reimbursements were not considered transactions with related parties after the respective sale dates.

     At September 30, 2001, and December 31, 2000, our accounts receivable balances due from related parties was approximately $7.4 million and $1.6 million, respectively. At September 30, 2001 and December 31, 2000, our accounts payable balances due to related parties was approximately $7.7 million and $2.4 million, respectively.

     In connection with the sale of our Gulf of Mexico assets, El Paso Corporation agreed to make quarterly payments to us of $2.25 million for the next three years and $2 million in the first quarter of 2004. At September 30, 2001, the present value of the amounts due from El Paso Corporation were classified as follows:

                                                         (IN THOUSANDS)
Other current assets...................................     $  7,587
Other noncurrent assets................................       12,356
                                                            --------
                                                            $ 19,943
                                                            ========

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

     We will receive a monthly fee of $1.9 million from an affiliate of El Paso Corporation related to demand charges on our Prince TLP. In connection with placing our Prince TLP into service in September 2001, we recognized income of approximately $1.9 million during the third quarter of 2001.

     We conduct all of our hedging activities through El Paso Merchant Energy, an affiliate of our General Partner.

     Our transactions with related parties and affiliates included in our statements of income are as follows:

                                                           QUARTER ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                         -----------------   -----------------
                                                          2001      2000      2001      2000
                                                         -------   -------   -------   -------
                                                                    (IN THOUSANDS)
Revenues received from related parties
  Gathering and transportation services................  $ 2,511   $ 5,776   $ 9,909   $ 5,776
  Liquid transportation and handling services..........    8,493        --    17,544        --
  Platform services....................................    1,858        50     1,893       100
  Natural gas storage..................................    1,836       513     2,466       513
  Oil and natural gas sales............................       --     4,075        --    15,722
                                                         -------   -------   -------   -------
                                                         $14,698   $10,414   $31,812   $22,111
                                                         =======   =======   =======   =======
Expenses paid to related parties
  Purchased natural gas costs..........................  $ 5,080   $ 5,215   $27,691   $ 7,406
  Operating expenses...................................   10,837     6,129    27,138    15,751
                                                         -------   -------   -------   -------
                                                         $15,917   $11,344   $54,829   $23,157
                                                         =======   =======   =======   =======
Reimbursements received from related parties
  Operating expenses...................................  $ 2,619   $ 4,908   $ 8,837   $15,633
                                                         =======   =======   =======   =======

11. COMPREHENSIVE INCOME

     Comprehensive income includes the following:

                                                           QUARTER ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                          ----------------   -----------------
                                                           2001      2000     2001      2000
                                                          -------   ------   -------   -------
                                                                     (IN THOUSANDS)
Net income..............................................  $12,037   $4,862   $36,854   $15,168
Change in value of cash flow hedges.....................   (3,073)      --    (1,950)       --
                                                          -------   ------   -------   -------
Total comprehensive income..............................  $ 8,964   $4,862   $34,904   $15,168
                                                          =======   ======   =======   =======

12. GUARANTOR FINANCIAL INFORMATION

     In May 2001, we purchased our General Partner's 1.01% non-managing ownership interest in twelve of our subsidiaries for $8 million. As a result of this acquisition, all of our subsidiaries, but not our joint ventures, are wholly owned by us. Our revolving credit facility is guaranteed by each of our subsidiaries (excluding our Argo, L.L.C. and Argo I, L.L.C. subsidiaries) and is collateralized by our management agreement, substantially all of our assets, and our General Partner's one percent general partner interest. In addition, all of our Senior Subordinated Notes are guaranteed by all of our subsidiaries except Argo and Argo I. We are providing the following condensed consolidating financial information of us (as the Issuer) and our subsidiaries as if our current organizational structure were in place for all periods presented. The consolidating eliminations column eliminates our investment in consolidated subsidiaries, intercompany payables and receivables and other transactions between subsidiaries.

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                               NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                     ISSUER   SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                     ------   ---------------   ------------   -------------   ------------
                                                                 (IN THOUSANDS)
Operating revenues.................  $   --        $1,858         $ 41,268        $    --        $ 43,126
                                     ------        ------         --------        -------        --------
Operating expenses
  Cost of natural gas..............      --            --            9,822             --           9,822
  Operations and maintenance,
     net...........................     710           533            5,914             --           7,157
  Depreciation, depletion and
     amortization..................      22           581            7,437             --           8,040
                                     ------        ------         --------        -------        --------
                                        732         1,114           23,173             --          25,019
                                     ------        ------         --------        -------        --------
Operating income (loss)............    (732)          744           18,095             --          18,107
                                     ------        ------         --------        -------        --------
Other income (loss)
  Earnings from unconsolidated
     affiliates....................      --            --            3,003             --           3,003
  Net gain on sales of assets......      --            --              511             --             511
  Other income (loss)..............     580            --              (15)            --             565
                                     ------        ------         --------        -------        --------
                                        580            --            3,499             --           4,079
                                     ------        ------         --------        -------        --------
Income (loss) before interest and
  other charges....................    (152)          744           21,594             --          22,186
Interest and debt income
  (expense)........................   4,446          (266)         (14,329)            --         (10,149)
                                     ------        ------         --------        -------        --------
  Net income.......................  $4,294        $  478         $  7,265        $    --        $ 12,037
                                     ======        ======         ========        =======        ========

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                               NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                    ISSUER    SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                   --------   ---------------   ------------   -------------   ------------
                                                                (IN THOUSANDS)
Operating revenues...............  $     --        $  --          $29,642         $    --        $ 29,642
                                   --------        -----          -------         -------        --------
Operating expenses
  Cost of natural gas............        --           --            8,760              --           8,760
  Operations and maintenance,
     net.........................        --           --            3,896              --           3,896
  Depreciation, depletion and
     amortization................        32           --            6,922              --           6,954
                                   --------        -----          -------         -------        --------
                                         32           --           19,578              --          19,610
                                   --------        -----          -------         -------        --------
Operating income (loss)..........       (32)          --           10,064              --          10,032
                                   --------        -----          -------         -------        --------
Other income
  Earnings from unconsolidated
     affiliates..................        --           --            6,215              --           6,215
  Net gain on sales of assets....        --           --              150              --             150
  Other income...................        86           --               57              --             143
                                   --------        -----          -------         -------        --------
                                         86           --            6,422              --           6,508
                                   --------        -----          -------         -------        --------
Income before interest, income
  taxes and other charges........        54           --           16,486              --          16,540
Interest and debt income
  (expense)......................         2          (74)         (11,702)             --         (11,774)
Minority interest................        --           --               14              --              14
Income tax benefit...............        --           --               82              --              82
                                   --------        -----          -------         -------        --------
  Net income (loss)..............  $     56        $ (74)         $ 4,880         $    --        $  4,862
                                   ========        =====          =======         =======        ========

---------------

(1) Non-guarantor subsidiaries consist of Argo and Argo I, which were formed in August 2000.

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                               NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                    ISSUER    SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                   --------   ---------------   ------------   -------------   ------------
                                                                (IN THOUSANDS)
Operating revenues...............  $     --        $1,858         $140,757        $   --         $142,615
                                   --------        ------         --------        ------         --------
Operating expenses
  Cost of natural gas............        --            --           43,986            --           43,986
  Operations and maintenance,
     net.........................     2,502           860           18,904            --           22,266
  Depreciation, depletion and
     amortization................       300           581           23,533            --           24,414
  Asset impairment charge........        --            --            3,921            --            3,921
                                   --------        ------         --------        ------         --------
                                      2,802         1,441           90,344            --           94,587
                                   --------        ------         --------        ------         --------
Operating income (loss)..........    (2,802)          417           50,413            --           48,028
                                   --------        ------         --------        ------         --------
Other income (loss)
  Earnings from unconsolidated
     affiliates..................        --            --            2,659            --            2,659
  Net gain (loss) on sales of
     assets......................   (10,941)           --              201            --          (10,740)
  Other income...................    26,902            --               20            --           26,922
                                   --------        ------         --------        ------         --------
                                     15,961            --            2,880            --           18,841
                                   --------        ------         --------        ------         --------
Income before interest and other
  charges........................    13,159           417           53,293            --           66,869
Interest and debt income
  (expense)......................     9,576          (409)         (39,082)           --          (29,915)
Minority interest................        --            --             (100)           --             (100)
                                   --------        ------         --------        ------         --------
  Net income.....................  $ 22,735        $    8         $ 14,111        $   --         $ 36,854
                                   ========        ======         ========        ======         ========

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                   NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                        ISSUER    SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                       --------   ---------------   ------------   -------------   ------------
                                                                    (IN THOUSANDS)
Operating revenues...................  $     --       $     --        $ 75,404       $      --       $ 75,404
                                       --------       --------        --------       ---------       --------
Operating expenses
  Cost of natural gas................        --             --          14,344              --         14,344
  Operations and maintenance, net....        --             --           7,797              --          7,797
  Depreciation, depletion and
     amortization....................       122             --          20,296              --         20,418
                                       --------       --------        --------       ---------       --------
                                            122             --          42,437              --         42,559
                                       --------       --------        --------       ---------       --------
Operating income (loss)..............      (122)            --          32,967              --         32,845
                                       --------       --------        --------       ---------       --------
Other income
  Earnings from unconsolidated
     affiliates......................        --             --          16,287              --         16,287
  Net gain on sales of assets........        --             --             150              --            150
  Other income.......................       243             --           1,067              --          1,310
                                       --------       --------        --------       ---------       --------
                                            243             --          17,504              --         17,747
                                       --------       --------        --------       ---------       --------
Income before interest, income taxes
  and other charges..................       121             --          50,471              --         50,592
Interest and debt income (expense)...         2            (74)        (35,452)             --        (35,524)
Minority interest....................        --             --            (121)             --           (121)
Income tax benefit...................        --             --             221              --            221
                                       --------       --------        --------       ---------       --------
  Net income (loss)..................  $    123       $    (74)       $ 15,119       $      --       $ 15,168
                                       ========       ========        ========       =========       ========

---------------

(1) Non-guarantor subsidiaries consist of Argo and Argo I, which were formed in August 2000.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2001

                                                   NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                        ISSUER    SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                       --------   ---------------   ------------   -------------   ------------
                                                                    (IN THOUSANDS)
Current assets
  Cash and cash equivalents..........  $ 34,592       $  1,301        $     --       $      --       $ 35,893
  Accounts receivable, net...........        --             --          29,820              --         29,820
  Accounts receivable, affiliate.....   549,744          1,858           5,511        (549,758)         7,355
  Other current assets...............     8,606             98            (122)             --          8,582
                                       --------       --------        --------       ---------       --------
     Total current assets............   592,942          3,257          35,209        (549,758)        81,650
Property, plant and equipment, net...     1,685        149,065         653,765              --        804,515
Investments in unconsolidated
  affiliates.........................        --             --          66,120              --         66,120
Investments in consolidated
  affiliates.........................    75,742             --          44,550        (120,292)            --
Other noncurrent assets..............   199,203          1,223             262        (169,999)        30,689
                                       --------       --------        --------       ---------       --------
  Total assets.......................  $869,572       $153,545        $799,906       $(840,049)      $982,974
                                       ========       ========        ========       =========       ========
Current liabilities
  Accounts payable...................  $    312       $  2,488        $     --       $      --       $  2,800
  Accounts payable, affiliate........        --         10,481         546,976        (549,758)         7,699
  Accrued interest...................    15,110          1,026              --              --         16,136
  Current maturities of project
     finance loan....................        --         14,250              --              --         14,250
  Other current liabilities..........       311             --           6,992              --          7,303
                                       --------       --------        --------       ---------       --------
     Total current liabilities.......    15,733         28,245         553,968        (549,758)        48,188
Revolving credit facility............    80,000             --              --              --         80,000
Long-term debt.......................   425,000             --              --              --        425,000
Project finance loan, less current
  maturities.........................        --         80,750              --              --         80,750
Other noncurrent liabilities.........        --             --         170,196        (169,999)           197
Partners' capital....................   348,839         44,550          75,742        (120,292)       348,839
                                       --------       --------        --------       ---------       --------
  Total liabilities and partners'
     capital.........................  $869,572       $153,545        $799,906       $(840,049)      $982,974
                                       ========       ========        ========       =========       ========

---------------

(1) Non-guarantor subsidiaries consist of Argo and Argo I, which were formed in August 2000.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000

                                                   NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                        ISSUER    SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                       --------   ---------------   ------------   -------------   ------------
                                                                    (IN THOUSANDS)
Current assets
  Cash and cash equivalents..........  $ 18,865       $ 1,416         $     --       $      --       $ 20,281
  Accounts receivable, net...........        --            --           36,601          (5,469)        31,132
  Accounts receivable, affiliate.....   620,780          (875)           1,602        (619,905)         1,602
  Other current assets...............       390            --              243              --            633
                                       --------       -------         --------       ---------       --------
     Total current assets............   640,035           541           38,446        (625,374)        53,648
Property, plant and equipment, net...     1,798        88,356          529,084              --        619,238
Investments in unconsolidated
  affiliates.........................        --            --          182,734              --        182,734
Investments in consolidated
  affiliates.........................   156,175            --           44,542        (200,717)            --
Other noncurrent assets..............     9,498         1,445              239              --         11,182
                                       --------       -------         --------       ---------       --------
  Total assets.......................  $807,506       $90,342         $795,045       $(826,091)      $866,802
                                       ========       =======         ========       =========       ========
Current liabilities
  Accounts payable...................  $  1,585       $   508         $ 15,433       $  (5,469)      $ 12,057
  Accounts payable, affiliate........        --            --          622,273        (619,905)         2,368
  Accrued interest...................     2,815           292               --              --          3,107
  Other current liabilities..........      (965)           --            3,136              --          2,171
                                       --------       -------         --------       ---------       --------
     Total current liabilities.......     3,435           800          640,842        (625,374)        19,703
Revolving credit facility............   318,000            --               --              --        318,000
Long-term debt.......................   175,000            --               --              --        175,000
Project finance loan.................        --        45,000               --              --         45,000
Other noncurrent liabilities.........        --            --              394              --            394
Minority interest....................        --            --           (2,366)             --         (2,366)
Partners' capital....................   311,071        44,542          156,175        (200,717)       311,071
                                       --------       -------         --------       ---------       --------
  Total liabilities and partners'
     capital.........................  $807,506       $90,342         $795,045       $(826,091)      $866,802
                                       ========       =======         ========       =========       ========

---------------

(1) Non-guarantor subsidiaries consist of Argo and Argo I, which were formed in August 2000.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                       NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                           ISSUER     SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                          ---------   ---------------   ------------   -------------   ------------
                                                                       (IN THOUSANDS)
Cash flows from operating activities
  Net income............................  $  22,735       $      8       $  14,111        $    --       $  36,854
  Adjustments to reconcile net income to
    net cash from operating activities
    Depreciation, depletion and
       amortization.....................        300            581          23,533             --          24,414
    Asset impairment charge.............         --             --           3,921             --           3,921
    Net (gain) loss on sales of
       assets...........................     10,941             --            (201)            --          10,740
    Distributed earnings of
       unconsolidated affiliates
       Earnings from unconsolidated
         affiliates.....................         --             --          (2,659)            --          (2,659)
       Distributions from unconsolidated
         affiliates.....................         --             --          27,862             --          27,862
  Working capital changes, net of
    non-cash transactions...............     (8,148)           758          (7,144)            --         (14,534)
  Non-working capital changes and
    other...............................      2,480            262              --             --           2,742
                                          ---------       --------       ---------        -------       ---------
         Net cash provided by operating
           activities...................     28,308          1,609          59,423             --          89,340
                                          ---------       --------       ---------        -------       ---------
Cash flows from investing activities
  Additions to property, plant and
    equipment...........................       (187)       (61,291)       (165,712)            --        (227,190)
  Proceeds from sale of assets..........     89,162             --          19,964             --         109,126
  Additions to investments in
    unconsolidated affiliates...........         --             --          (1,487)            --          (1,487)
  Cash paid for acquisitions, net of
    cash acquired.......................         --             --          (8,000)            --          (8,000)
                                          ---------       --------       ---------        -------       ---------
         Net cash provided by (used in)
           investing activities.........     88,975        (61,291)       (155,235)            --        (127,551)
                                          ---------       --------       ---------        -------       ---------
Cash flows from financing activities
  Net proceeds from revolving credit
    facility............................    224,994             --              --             --         224,994
  Revolving credit facility
    repayments..........................   (466,000)            --              --             --        (466,000)
  Net proceeds from issuance of
    long-term debt......................    243,185             --              --             --         243,185
  Net proceeds from project financing...         --         49,961              --             --          49,961
  Net proceeds from issuance of common
    units...............................     74,653             --              --             --          74,653
  Advances with affiliates..............   (105,904)         9,606          96,298             --              --
  Distributions to partners.............    (73,189)            --            (486)            --         (73,675)
  Contribution from General Partner.....        705             --              --             --             705
                                          ---------       --------       ---------        -------       ---------
         Net cash provided by (used in)
           financing activities.........   (101,556)        59,567          95,812             --          53,823
                                          ---------       --------       ---------        -------       ---------
Increase (decrease) in cash and cash
  equivalents...........................  $  15,727       $   (115)      $      --        $    --          15,612
                                          =========       ========       =========        =======
Cash and cash equivalents
  Beginning of period...................                                                                   20,281
                                                                                                        ---------
  End of period.........................                                                                $  35,893
                                                                                                        =========

---------------

(1) Non-guarantor subsidiaries consist of Argo and Argo I, which were formed in August 2000.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                       NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                            ISSUER    SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                           --------   ---------------   ------------   -------------   ------------
                                                                        (IN THOUSANDS)
Cash flows from operating activities
  Net income (loss)......................  $    123       $    (74)       $ 15,119       $     --        $ 15,168
  Adjustments to reconcile net income to
    net cash from operating activities
    Depreciation, depletion and
       amortization......................       122             --          20,296             --          20,418
    Net gain on sales of assets..........        --             --            (150)            --            (150)
    Distributed earnings from
       unconsolidated affiliates
       Earnings from unconsolidated
         affiliates......................        --             --         (16,287)            --         (16,287)
       Distributions from unconsolidated
         affiliates......................        --             --          23,216             --          23,216
  Working capital changes, net of
    non-cash transactions................       755          4,455            (276)            --           4,934
  Non-working capital changes and
    other................................     2,199             --            (235)            --           1,964
                                           --------       --------        --------       --------        --------
         Net cash provided by operating
            activities...................     3,199          4,381          41,683             --          49,263
                                           --------       --------        --------       --------        --------
Cash flows from investing activities
  Additions to property, plant and
    equipment............................      (811)       (64,643)          1,045             --         (64,409)
  Additions to investments in
    unconsolidated affiliates............                       --         (13,166)                       (13,166)
  Cash paid for acquisitions, net of cash
    acquired.............................        --             --         (26,476)            --         (26,476)
  Other..................................      (193)            --               7             --            (186)
                                           --------       --------        --------       --------        --------
         Net cash used in investing
            activities...................    (1,004)       (64,643)        (38,590)            --        (104,237)
                                           --------       --------        --------       --------        --------
Cash flows from financing activities
  Net proceeds from revolving credit
    facility.............................   115,048             --              --             --         115,048
  Revolving credit facility repayments...  (118,000)            --              --             --        (118,000)
  Net proceeds from project financing....        --         19,705              --             --          19,705
  Net proceeds from issuance of common
    units................................   100,784             --              --             --         100,784
  Advances with affiliates...............   (42,248)        45,246          (2,998)            --              --
  Distributions to partners..............   (56,445)            --            (576)            --         (57,021)
  Contribution from General Partner......     2,786             --              --             --           2,786
                                           --------       --------        --------       --------        --------
         Net cash provided by (used in)
            financing activities.........     1,925         64,951          (3,574)            --          63,302
                                           --------       --------        --------       --------        --------
Increase (decrease) in cash and cash
  equivalents............................  $  4,120       $  4,689        $   (481)      $     --           8,328
                                           ========       ========        ========       ========
Cash and cash equivalents
  Beginning of period....................                                                                   4,202
                                                                                                         --------
  End of period..........................                                                                $ 12,530
                                                                                                         ========

---------------

(1) Non-guarantor subsidiaries consist of Argo and Argo I which were formed in August 2000.

13. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill no longer be amortized but intermittently tested for impairment at least on an annual basis. Other intangible assets are to be amortized over their useful life and reviewed for impairment in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. An intangible asset with an indefinite useful life can no longer be amortized until its useful life becomes determinable. This statement has various effective dates, the most significant of which is January 1, 2002. We are currently evaluating the effects of this pronouncement.

  Accounting for Asset Retirement Obligations

     In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

  Accounting for the Impairment or Disposal of Long-Lived Assets

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. We are currently evaluating the effects of this pronouncement.

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

                              RECENT DEVELOPMENTS

CHACO PLANT

     In October 2001, we acquired title to and other interests in the Chaco cryogenic natural gas processing plant, the third largest natural gas processing plant in the United States measured by liquids produced, for approximately $198.5 million. The total purchase price was composed of:

     - A payment of $77 million to acquire the Chaco plant from the bank group that provided the financing for the construction of the facility; and

     - A payment of $121.5 million to El Paso Field Services in connection with the execution of a 20-year agreement relating to the processing capacity of the Chaco plant and dedication of natural gas gathered by El Paso Field Services. We will receive a fixed fee from El Paso Field Services for each dekatherm, or Dth, of natural gas that we process, and will bear all costs associated with the plant's ownership and operations. El Paso Field Services personnel will continue to operate the plant.

     The Chaco plant will be reflected in our Liquid Transportation and Handling segment.

DEEPWATER HOLDINGS

     In October 2001, we acquired the remaining 50 percent equity interest that we did not already own in Deepwater Holdings, L.L.C., from a subsidiary of El Paso Corporation, for $85 million, including $55 million of acquired indebtedness. We contemporaneously repaid the outstanding revolving credit facility balance and terminated the facility. HIOS and the East Breaks natural gas gathering systems became indirectly wholly-owned assets through this transaction.

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

     The Prince TLP platform has a capacity of 50 MBbls/d of oil and 80 MMcf/d of natural gas, as well as the capacity to accommodate a 1,200-horsepower completion rig. The deck is equipped for the future addition of numerous sub-sea well tie-backs. The first production flowed through the facility in September 2001.

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

GULF OF MEXICO ASSETS

     In accordance with an FTC order related to El Paso Corporation's merger with The Coastal Corporation, we, along with Deepwater Holdings, agreed to sell several of our offshore Gulf of Mexico assets to third parties in January 2001. Total consideration received for these assets was approximately $162 million consisting of approximately $108 million for the assets we sold and approximately $54 million for the assets Deepwater Holdings sold. The offshore assets sold include interests in Stingray, UTOS, Nautilus, Manta Ray Offshore, Nemo, Tarpon and the Green Canyon pipeline assets, as well as interests in two offshore platforms and one dehydration facility. We recognized net losses from the asset sales of approximately $11 million, and Deepwater Holdings recognized losses of approximately $21 million. Our share of Deepwater Holdings' losses was approximately $14 million, which has been reflected in earnings from unconsolidated affiliates in the accompanying statements of income.

     As additional consideration for the above transactions, El Paso Corporation agreed to make payments to us totaling $29 million. These payments, which began in the first quarter of 2001, will be made in quarterly installments of $2.25 million for the next three years and $2 million in the first quarter of 2004. From this additional consideration, we recognized income of approximately $25 million in the first quarter of 2001, which has been reflected in other income in the accompanying statements of income.

                                SEGMENT RESULTS

     As a result of our acquisition of EPN Texas in February 2001, we began providing NGL transportation and fractionation services and have shown these activities in our segment called Liquid Transportation and Handling. This segment also includes the liquid transportation services of the Allegheny and Poseidon oil pipelines which were previously reflected in the Natural Gas Gathering and Transportation segment. In addition, with the July 2001 installation of the Prince TLP, we began managing our platform operations separately from our gathering and transportation operations. Accordingly, we have shown these activities as a separate segment called Platforms. We have restated the prior periods, to the extent practicable, in order to conform to the current business segment presentation. The results of operations for the restated periods are not necessarily indicative of the results which would have been achieved had the revised business structure been in effect during the period.

     Each of our segments are business units that offer different services and products. They are managed separately, as each requires different technology and marketing strategies. The following table presents EBIT by segment and in total for each of the quarter and nine months ended September 30:

                                                   QUARTER ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                --------------------      --------------------
                                                 2001         2000         2001         2000
                                                -------      -------      -------      -------
                                                                (IN THOUSANDS)
EARNINGS BEFORE INTEREST EXPENSE AND INCOME
  TAXES
Natural gas gathering and transportation......  $ 6,132      $ 8,673      $19,109      $28,102
Liquid transportation and handling............   10,619        5,935       28,340       15,221
Platforms.....................................    6,223        5,441       16,682       18,106
Natural gas storage...........................    2,127          387        8,011          387
Oil and natural gas production................   (1,111)      (1,285)       3,457       (3,967)
                                                -------      -------      -------      -------
  Segment EBIT................................   23,990       19,151       75,599       57,849
Non-segment activity, net.....................   (1,804)      (2,611)      (8,730)      (7,257)
                                                -------      -------      -------      -------
  Consolidated EBIT...........................  $22,186      $16,540      $66,869      $50,592
                                                =======      =======      =======      =======

  EBIT variances are discussed in the segment results below.

NATURAL GAS GATHERING AND TRANSPORTATION

     The Natural Gas Gathering and Transportation segment primarily includes the El Paso Intrastate - Alabama (EPIA) system, the Viosca Knoll Pipeline, the Indian Basin Pipeline, and our interests in Deepwater Holdings. The Indian Basin Pipeline, which we placed into service in June 2001, is a ten mile pipeline that connects the Indian Basin Plant to El Paso Field Services' Carlsbad Pipeline System. The pipeline systems serve the coal bed methane producing regions of Alabama as well as production activities in the Gulf of Mexico, including offshore regions of Texas, Louisiana, and Mississippi. We have entered into fixed for floating commodity price swaps to hedge our commodity price exposure to EPIA's fixed price sales of natural gas, resulting in a fixed margin on the sales. There was no significant impact on our realized cost of natural gas from these swaps for the quarter or nine months ended September 30, 2001. However, as a result of these swaps, our realized cost of natural gas may differ from the actual market prices of natural gas in future periods.

                                                    QUARTER ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                 -------------------     ---------------------
                                                  2001        2000         2001         2000
                                                 -------     -------     --------     --------
                                                        (IN THOUSANDS, EXCEPT VOLUMES)
Natural gas gathering and transportation
  revenues.....................................  $ 6,731     $ 6,901     $ 19,476     $ 22,533
Natural gas sales..............................   11,511      10,750       49,875       18,662
                                                 -------     -------     --------     --------
  Total operating revenues.....................   18,242      17,651       69,351       41,195
Cost of natural gas............................   (9,822)     (8,760)     (43,986)     (14,344)
Operating expenses.............................   (2,288)     (2,638)     (10,635)      (5,867)
Other income...................................       --       2,420        4,379        7,118
                                                 -------     -------     --------     --------
  EBIT.........................................  $ 6,132     $ 8,673     $ 19,109     $ 28,102
                                                 =======     =======     ========     ========
Volumes (Mdth/d)
  El Paso Intrastate Alabama...................      172         173          170          105
  East Breaks..................................      217         184          255           74
  HIOS.........................................      975         916        1,028          842
  Viosca Knoll Gathering.......................      492         544          558          624
  Indian Basin Pipeline........................       40          --           16           --
  Gulf of Mexico assets sold...................       --       1,104          282        1,142
                                                 -------     -------     --------     --------
     Total volumes.............................    1,896       2,921        2,309        2,787
                                                 =======     =======     ========     ========

Third Quarter Ended September 30, 2001 Compared With Third Quarter Ended September 30, 2000

     Natural gas gathering and transportation revenues for the quarter ended September 30, 2001, were $0.2 million lower than the same period in 2000 primarily due to lower volumes on our Viosca Knoll pipeline due to Tropical Storm Barry in August 2001 and the sale of Tarpon and the Green Canyon pipeline assets in January 2001. These decreases were partially offset by revenues received from our Indian Basin pipeline which went into service in June 2001. Natural gas sales gross margin, or natural gas sales less cost of natural gas, for the quarter ended September 30, 2001, was $0.3 million lower than the same period in 2000 primarily due to lower margins on the EPIA system.

     Operating expenses for the quarter ended September 30, 2001, were $0.4 million lower than the same period in 2000, primarily due to the sale of some of our pipelines in January 2001.

     Other income for the quarter ended September 30, 2001, was $2.4 million lower than the same period in 2000, primarily due to lower earnings from Deepwater Holdings as a result of the sale of Stingray, UTOS, and the West Cameron dehydration facility and a charge for historical receivables on Deepwater Holdings' HIOS system in August 2001. These decreases were partially offset by a gain on the sale of laterals in August 2001.

Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

     Natural gas gathering and transportation revenues for the nine months ended September 30, 2001, were $3.1 million lower than the same period in 2000, primarily due to the sale of Tarpon and the Green Canyon pipeline assets in January 2001 and lower volumes on our Viosca Knoll pipeline due to Tropical Storm Barry in August 2001. These decreases were partially offset by revenues received from our Indian Basin pipeline. Natural gas sales gross margin for the nine months ended September 30, 2001, was $1.6 million higher than the same period in 2000 due to the purchase of EPIA in March 2000 as well as increased average daily volumes in 2001, partially offset by lower margins.

     Operating expenses for the nine months ended September 30, 2001, were $4.8 million higher than the same period in 2000, primarily due to the impairment of the Manta Ray pipeline in January 2001, partially offset by lower operating expenses resulting from the sales of assets in January 2001.

     Other income for the nine months ended September 30, 2001, was $2.7 million lower than the same period in 2000, primarily due to lower earnings from unconsolidated affiliates of $17.3 million, which relates to our share of the losses recognized by Deepwater Holdings' sale of Stingray, UTOS, and the West Cameron dehydration facility during the first six months of 2001. In addition, we incurred net losses on sales of assets of

$7.8 million due to the sales of our interest in Nautilus, Manta Ray Offshore, Nemo, Tarpon, and the Green Canyon pipeline assets in January 2001. These decreases were primarily offset by $22 million of additional consideration from El Paso Corporation related to the sales of our Gulf of Mexico pipeline assets.

LIQUID TRANSPORTATION AND HANDLING

     The Liquid Transportation and Handling segment includes the NGL gathering and transportation pipelines and fractionation plants of EPN Texas, as well as the Poseidon and Allegheny oil pipelines. The crude oil pipeline systems serve production activities in the Gulf of Mexico.

                                                     QUARTER ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------    --------------------
                                                    2001        2000        2001        2000
                                                  --------    --------    --------    --------
                                                         (IN THOUSANDS, EXCEPT VOLUMES)

Liquid transportation and handling revenues.....  $ 10,130    $  2,364    $ 22,866    $  5,989
Operating expenses..............................    (3,024)       (374)     (7,489)     (1,086)
Other income....................................     3,513       3,945      12,963      10,318
                                                  --------    --------    --------    --------
  EBIT..........................................  $ 10,619    $  5,935    $ 28,340    $ 15,221
                                                  ========    ========    ========    ========
Volumes (Bbl/d)
  EPN Texas.....................................    78,970          --      59,502          --
  Allegheny Oil Pipeline........................    13,042      22,024      13,464      16,048
  Poseidon Oil Pipeline.........................   142,594     166,565     155,396     156,905
                                                  --------    --------    --------    --------
     Total volumes..............................   234,606     188,589     228,362     172,953
                                                  ========    ========    ========    ========

Third Quarter Ended September 30, 2001 Compared With Third Quarter Ended September 30, 2000

     Liquid transportation and handling revenues for the quarter ended September 30, 2001, were $7.8 million higher and operating expenses were $2.7 million higher than the same period in 2000, primarily due to the purchase of EPN Texas in February 2001 and to a lesser extent, decreased volumes on the Allegheny pipeline as a result of Hurricane Chantell.

     Other income for the quarter ended September 30, 2001, was $0.4 million lower than the same period in 2000, primarily due to a decrease in earnings from unconsolidated affiliates related to lower volumes on Poseidon as a result of Hurricane Chantell in August 2001.

Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

     Liquid transportation and handling revenues for the nine months ended September 30, 2001, were $16.9 million higher and operating expenses were $6.4 million higher than the same period in 2000, primarily due to the purchase of EPN Texas in February 2001.

     Other income for the nine months ended September 30, 2001, was $2.6 million higher than the same period in 2000, primarily due to an increase in earnings from unconsolidated affiliates related to lower average interest rates on Poseidon's revolving credit facility in 2001 and lower earnings in 2000 resulting from Poseidon's pipeline rupture in January 2000. Partially offsetting this increase was the receipt of business interruption insurance proceeds in June 2000 related to the Poseidon pipeline rupture in January 2000.

PLATFORMS

     The Platform segment consists of the East Cameron 373, Viosca Knoll 817, Prince TLP, Garden Banks 72, and Ship Shoal 331 and 332 platforms. These offshore platforms are used to interconnect our offshore pipeline grid, assist in performing pipeline maintenance, and conduct drilling operations during the initial development phase of a natural gas and oil property.

                                                        QUARTER ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
                                                       2001       2000       2001       2000
                                                      -------    -------    -------    -------
                                                           (IN THOUSANDS, EXCEPT VOLUMES)
Platform services revenue...........................  $ 8,797    $ 7,070    $23,028    $20,478
Operating expenses..................................   (2,574)    (1,629)    (6,314)    (2,372)
Other loss..........................................       --         --        (32)        --
                                                      -------    -------    -------    -------
EBIT................................................  $ 6,223    $ 5,441    $16,682    $18,106
                                                      =======    =======    =======    =======
Natural gas platform volumes (Mdth/d)
  East Cameron 373 platform.........................      166        106        173        119
  Garden Banks 72 platform..........................        3         22          8         15
  Viosca Knoll 817 platform.........................       12          3         12          3
                                                      -------    -------    -------    -------
     Total natural gas platform volumes.............      181        131        193        137
                                                      =======    =======    =======    =======
Oil platform volumes (Bbl/d)
  East Cameron 373 platform.........................    1,766        136      2,001        109
  Garden Banks 72 platform..........................    1,364      2,521      1,547      3,807
  Viosca Knoll 817 platform.........................    1,925      1,989      2,036      2,038
                                                      -------    -------    -------    -------
     Total oil platform volumes.....................    5,055      4,646      5,584      5,954
                                                      =======    =======    =======    =======

Third Quarter Ended September 30, 2001 Compared With Third Quarter Ended September 30, 2000

     Platform services revenue for the quarter ended September 30, 2001, was $1.7 million higher than the same period in 2000, primarily due to demand charges received from our Prince TLP facility, which began in September 2001, partially offset by lower oil and natural gas volumes on Garden Banks 72 due to a temporary shut-in of wells.

     Operating expenses for the quarter ended September 30, 2001, were $0.9 million higher than the same period in 2000, primarily due to higher expenses related to the Prince TLP facility in 2001.

Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

     Platform services revenue for the nine months ended September 30, 2001, was $2.6 million higher than the same period in 2000, primarily due to increased oil and natural gas volumes on East Cameron 373 and demand charges received from our Prince TLP facility in September 2001, partially offset by lower oil and natural gas volumes on Garden Banks 72 due to the temporary shut-in of wells.

     Operating expenses for the nine months ended September 30, 2001, were $3.9 million higher than the same period in 2000, primarily due to higher expenses related to the Prince TLP facility in 2001 and the favorable resolution of litigation in June 2000.

     Other loss for the nine months ended September 30, 2001, included approximately $3.4 million associated with additional consideration from El Paso Corporation related to the sales of our Gulf of Mexico platform assets, partially offset by losses recognized on the sale of these assets of approximately $3.5 million.

NATURAL GAS STORAGE

     The Natural Gas Storage segment includes the Petal and Hattiesburg storage facilities. These facilities serve the Northeastern and Southeastern natural gas markets.

                                                      QUARTER ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                    ------------------    --------------------
                                                     2001       2000       2001         2000
                                                    -------    -------    -------      -------
                                                                  (IN THOUSANDS)
Natural gas storage revenue.......................  $ 4,641    $ 1,544    $15,089      $ 1,544
Operating expenses................................   (2,514)    (1,157)    (7,098)      (1,157)
Other income......................................       --         --         20           --
                                                    -------    -------    -------      -------
  EBIT............................................  $ 2,127    $   387    $ 8,011      $   387
                                                    =======    =======    =======      =======

     In August 2000, we acquired the Crystal natural gas storage businesses. For the quarter and nine months ended September 30, 2001 and 2000, the revenues from these businesses consisted primarily of fixed reservation fees for natural gas storage capacity. Natural gas storage capacity revenues are recognized and due during the month in which capacity is reserved by the customer, regardless of the capacity actually used. Operating expenses consist of management and operating fees and depreciation on the storage facilities.

OIL AND NATURAL GAS PRODUCTION

     The Oil and Natural Gas Production segment primarily includes the Garden Banks 72, Garden Banks 117 and Viosca Knoll 817 Blocks. Production from these properties is gathered, transported, and processed through our pipeline systems and platform facilities.

                                                      QUARTER ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                    ------------------    --------------------
                                                     2001       2000        2001        2000
                                                    -------    -------    --------    --------
                                                          (IN THOUSANDS, EXCEPT VOLUMES)
Natural gas.......................................  $ 2,633    $ 2,376    $ 15,967    $ 11,122
Oil, condensate, and liquids......................    1,914      2,263       6,094       5,321
                                                    -------    -------    --------    --------
  Total operating revenues........................    4,547      4,639      22,061      16,443
Operating expenses................................   (5,658)    (5,924)    (18,604)    (20,410)
                                                    -------    -------    --------    --------
  EBIT............................................  $(1,111)   $(1,285)   $  3,457    $ (3,967)
                                                    =======    =======    ========    ========
Volumes
  Natural gas sales (MMcf)........................      913      1,546       3,102       5,438
                                                    =======    =======    ========    ========
  Oil, condensate, and liquid sales (MBbls).......       74         86         235         223
                                                    =======    =======    ========    ========
Weighted average realized prices
  Natural gas ($/Mcf).............................  $  2.86    $  1.54    $   5.14    $   2.05
                                                    =======    =======    ========    ========
  Oil, condensate, and liquids ($/Bbl)............  $ 26.03    $ 26.31    $  25.98    $  23.89
                                                    =======    =======    ========    ========

Third Quarter Ended September 30, 2001 Compared With Third Quarter Ended September 30, 2000

     Oil and natural gas operating revenues for the quarter ended September 30, 2001, were $0.1 million lower compared to the same period in 2000 due to lower oil and natural gas volumes produced due to normal declines of existing reserves, partially offset by higher realized natural gas prices.

     Operating expenses for the quarter ended September 30, 2001, were approximately $0.3 million lower than in the same period in 2000, resulting from lower depletion from oil and natural gas production.

Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

     Oil and natural gas operating revenues for the nine months ended September 30, 2001, were $5.6 million higher than the same period in 2000. The increase was a result of higher realized oil and natural gas prices and higher oil production volumes. Partially offsetting the increase in revenues was a decrease in natural gas volumes produced.

     Operating expenses for the nine months ended September 30, 2001, were $1.8 million lower than in the same period in 2000, primarily due to lower depletion from oil and natural gas production.

NON-SEGMENT ACTIVITY

Third Quarter Ended September 30, 2001 Compared With Third Quarter Ended September 30, 2000

     Earnings before interest expense and income taxes related to non-segment activity for the quarter ended September 30, 2001, was $0.8 million higher than in the same period in 2000 primarily due to interest income received on the payment from El Paso Corporation.

Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

     Earnings before interest expense and income taxes related to non-segment activity for the nine months ended September 30, 2001, was $1.5 million lower than in the same period in 2000 primarily due to higher general and administrative expenses due to transactional fees related to our debt and equity issuances, as well as the acquisitions and dispositions of several assets in 2001, partially offset by interest income received on the payment from El Paso Corporation.

INTEREST AND DEBT EXPENSE

     Interest and debt expense, net of capitalized interest for the quarter and nine months ended September 30, 2001, was approximately $1.6 million and $5.6 million lower than the same periods in 2000, due to a decrease in the average revolving credit facility balance and lower average interest rates on our revolving credit facility, partially offset by the issuance of 8.5% Senior Subordinated Notes in May 2001 and an increase in our project finance loan.

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $89.3 million for the nine months ended September 30, 2001, compared to $49.3 million for the same period in 2000. The increase was primarily due to operating cash flows from our acquisitions of Crystal in August 2000 and EPN Texas in February 2001 and higher cash distributions in excess of earnings from unconsolidated affiliates, partially offset by the sale of several of our Gulf of Mexico assets in 2001.

CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was $127.6 million for the nine months ended September 30, 2001. Our investing activities were primarily related to the purchase of EPN Texas, expenditures related to our expansion of the Petal natural gas storage facility, the Prince TLP and the acquisition of our General Partner's 1% non-managing ownership interest in us, partially offset by proceeds from the sale of several of our Gulf of Mexico assets in 2001.

     In October 2001, we acquired the remaining 50 percent equity interest in Deepwater Holdings for approximately $85 million and in a separate transaction we acquired the Chaco plant for $198.5 million.

CASH FROM FINANCING ACTIVITIES

     Net cash provided by financing activities was $53.8 million for the nine months ended September 30, 2001. During 2001, we received net proceeds of approximately $225 million from borrowings under our revolving credit facility and approximately $50 million from our project finance loan. We also issued 2,250,000 common units in a public offering and 296,000 common units related to options exercised for net proceeds of approximately $75 million. In May 2001, we issued $250 million of 8.5% Senior Subordinated Notes for net proceeds of $243 million. These increases were partially offset by distributions to our partners of approximately $74 million and payments on our revolving credit facility of $466 million.

     In October 2001, we borrowed approximately $284 million under our revolving credit facility to fund our acquisitions of the Chaco plant and the remaining 50 percent interest in Deepwater Holdings. Also in October 2001, we issued 5,627,070 common units. We used the net cash proceeds of approximately $212 million to redeem $50 million of our Series B preference units and will use the remaining proceeds to reduce indebtedness under our revolving credit facility.

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

COMMITMENTS AND CONTINGENCIES

     See Part I, Financial Information, Note 7, which is incorporated herein by reference.

                                     OTHER

MATTERHORN PROJECT

     In October 2001, we entered into an agreement to provide natural gas gathering services for TotalFinaElf's Matterhorn discovery, as well as its Camden Hills and Aconcagua discoveries located in the Gulf of Mexico Deepwater Trend. Natural gas production from Matterhorn will be delivered to our Viosca Knoll Gathering System. First production from Camden Hills and Aconcagua is anticipated for the summer of 2002. First production from Matterhorn is anticipated in the third quarter of 2003.

MEDUSA PROJECT

     In October 2001, we entered into a letter of intent with subsidiaries of Murphy Oil Corporation, Callon Petroleum Company and Agip Petroleum Co. Inc. to install a new natural gas pipeline from our Viosca Knoll Gathering System to their deepwater Medusa development in the Gulf of Mexico. Subject to the negotiation and execution of definitive agreements, construction of this pipeline is scheduled to begin in the spring of 2002, and first production from the Medusa development is anticipated by the fourth quarter 2002.

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

     In 2001, we entered into cash flow hedges. As of September 30, 2001, the fair value of cash flow hedges included in accumulated other comprehensive income was an unrealized loss of approximately $2.0 million. We estimate the entire amount will be reclassified from accumulated other comprehensive income to earnings over the next 12 months. Most of our cash flow hedges expire in the first quarter 2002. For the quarter and nine months ended September 30, 2001, there was no ineffectiveness in our cash flow hedges.

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

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          *4.2.1         -- Fourth Supplemental Indenture dated as of July 11, 2000, to the Indenture dated as of May 27, 1999, among El Paso
                            Energy Partners, L.P., El Paso Energy Partners Finance
                            Corporation, as the issuers, and the subsidiaries party
                            thereto, as subsidiary guarantors, and Chase Bank of
                            Texas, N.A., as trustee.
          *4.2.2         -- Fifth Supplemental Indenture dated as of August 30, 2000, to the Indenture dated as of May 27, 1999, among El Paso
                            Energy Partners, L.P., El Paso Energy Partners Finance
                            Corporation, as the issuers, and the subsidiaries party
                            thereto, as subsidiary guarantors, and The Chase
                            Manhattan Bank, as trustee.
         *10.2           -- Fifth Amended and Restated Credit Agreement dated as of
                            March 23, 1995, as amended and restated through May 16,
                            2001 by and among El Paso Energy Partners, El Paso Energy
                            Partners Finance Corporation, Credit Lyonnais New York
                            Branch and First Union National Bank as Co-Syndication
                            Agents, Fleet National Bank and Fortis Capital Corp., as
                            Co-Documentation Agents, The Chase Manhattan Bank, as
                            Administrative Agent, and the several banks and other
                            financial institutions signatories thereto.
         *10.2.1         -- First Amendment to Fifth Amended and Restated Credit
                            Agreement dated as of October 10, 2001 by and among El
                            Paso Energy Partners, El Paso Energy Partners Finance
                            Corporation, Credit Lyonnais New York Branch and First
                            Union National Bank as Co-Syndication Agents, Fleet
                            National Bank and Fortis Capital Corp., as
                            Co-Documentation Agents, The Chase Manhattan Bank, as
                            Administrative Agent, and the several banks and other
                            financial institutions signatories thereto.

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          10.24          -- Purchase and Sale Agreement dated as of September 27,
                            2001 by and between American Natural Offshore Company,
                            Texas Offshore Pipeline System, Inc., Unitex Offshore
                            Transmission Company, and ANR Western Gulf Holdings,
                            L.L.C., as Sellers, and El Paso Energy Partners
                            Deepwater, L.L.C., as Buyer (filed as Exhibit 2.1 to our
                            Current Report on Form 8-K dated October 25, 2001).
          10.25          -- Assignment, Acceptance and Amendment dated October 4,
                            2001 by and between Delos Offshore Company, L.L.C., a
                            Delaware limited liability company, The Chase Manhattan
                            Bank, KBC Bank N.V., The Sumitomo Bank, Limited, Royal
                            Bank of Canada, The Bank of New York, Societe Generale,
                            Southwest Agency, Societe Generale Financial Corporation,
                            The Industrial Bank of Japan, Limited New York Branch, El
                            Paso New Chaco Company, L.L.C., El Paso Natural Gas
                            Company, El Paso Corporation, The Chase Manhattan Bank,
                            in its capacity as Agent, and the State Street Bank and
                            Trust Company, not in its individual capacity but solely
                            as trustee for the Chaco Liquids Plant Trust (filed as
                            Exhibit 2.2 to our Current Report on Form 8-K dated
                            October 25, 2001).
          10.26          -- Tolling Agreement dated as of October 1, 2001 between El
                            Paso Field Services, L.P., and Delos Offshore Company,
                            L.L.C. (filed as Exhibit 2.3 to our Current Report on
                            Form 8-K dated October 25, 2001).

     (b) Report on Form 8-K

     We filed a Current Report on Form 8-K dated August 28, 2001, providing a one year audited balance sheet of El Paso Energy Partners Company as of December 31, 2000, and a two year audited balance sheet of El Paso Energy Partners Finance Corporation as of December 31, 2000, in connection with the offering of $250 million 8.50% Senior Subordinated Notes pursuant to our Registration Statement on Form S-4 (No. 333-63800-03).

     We filed a Current Report on Form 8-K dated October 4, 2001, announcing that we had entered into a series of transactions to acquire midstream assets for $284 million and will raise the annual distribution to $2.45 per common unit.

     We filed a Current Report on Form 8-K dated October 19, 2001, in order (a) to include in our current risk factors a discussion of the potential effect of regulations proposed by the Federal Energy Regulatory Commission, or FERC, as well as risks associated with our newly-acquired Chaco cryogenic natural gas processing plant and (b) to disclose our authorization of the issuance of unit options.

     We filed a Current Report on Form 8-K dated October 19, 2001, providing unaudited pro forma condensed consolidated and combined financials for our acquisition of the remaining 50 percent interest in Deepwater Holdings, L.L.C., and our acquisition of the Chaco cryogenic natural gas processing plant; our acquisition of the Crystal natural gas storage business and the natural gas liquids transportation and fractionation assets; our sale of several Gulf of Mexico assets; and our issuance of 5,627,070 common units, which includes 1,477,070 common units to be purchased by our general partner.

     We filed a Current Report on Form 8-K dated October 25, 2001, to announce our acquisition of (a) title to and other interests in the Chaco cryogenic natural gas processing plant in northern New Mexico's San Juan Basin and (b) the remaining 50 percent indirect interest that we did not already own in Deepwater Holdings, L.L.C., through which the High Island Offshore System and East Breaks natural gas gathering system became indirectly wholly-owned assets.

     We filed a Current Report on Form 8-K dated October 25, 2001, to file consents from experts with respect to reports incorporated by reference into our Registration Statement on Form S-3 (File No. 333-85987).

     We filed a Current Report on Form 8-K dated October 30, 2001, to announce that we entered into an Underwriting Agreement with our General Partner and the underwriters named therein in connection with our public offering of up to 4,772,500 common units representing limited partner interests.

     We filed a Current Report on Form 8-K/A dated November 8, 2001, providing unaudited proforma financial statements for our acquisition of the remaining 50 percent interest in Deepwater Holdings, L.L.C., and our acquisition of title to and other interests in the Chaco cryogenic natural gas processing plant; our acquisition of the Crystal natural gas storage business and the natural gas liquids transportation and fractionation assets; and our sale of several Gulf of Mexico assets. We also provided unaudited Deepwater Holdings, L.L.C. financial statements as of and for the periods ended June 30, 2001 and 2000.

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

                                          EL PASO ENERGY PARTNERS, L.P.

                                          By: EL PASO ENERGY PARTNERS COMPANY,
                                            its General Partner

Date: November 9, 2001                    By:      /s/ KEITH B. FORMAN
                                            ------------------------------------
                                                      Keith B. Forman
                                             Vice President and Chief Financial
                                                           Officer

Date: November 9, 2001                    By:      /s/ D. MARK LELAND
                                            ------------------------------------
                                                       D. Mark Leland
                                            Senior Vice President and Controller
                                               (Principal Accounting Officer)

                               INDEX TO EXHIBITS

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          *4.2.1         -- Fourth Supplemental Indenture dated as of July 11, 2000, to the Indenture dated as of May 27, 1999, among El Paso
                            Energy Partners, L.P., El Paso Energy Partners Finance
                            Corporation, as the issuers, and the subsidiaries party
                            thereto, as subsidiary guarantors, and Chase Bank of
                            Texas, N.A., as trustee.
          *4.2.2         -- Fifth Supplemental Indenture dated as of August 30, 2000, to the Indenture dated as of May 27, 1999, among El Paso
                            Energy Partners, L.P., El Paso Energy Partners Finance
                            Corporation, as the issuers, and the subsidiaries party
                            thereto, as subsidiary guarantors, and The Chase
                            Manhattan Bank, as trustee.
         *10.2           -- Fifth Amended and Restated Credit Agreement dated as of
                            March 23, 1995, as amended and restated through May 16,
                            2001 by and among El Paso Energy Partners, El Paso Energy
                            Partners Finance Corporation, Credit Lyonnais New York
                            Branch and First Union National Bank as Co-Syndication
                            Agents, Fleet National Bank and Fortis Capital Corp., as
                            Co-Documentation Agents, The Chase Manhattan Bank, as
                            Administrative Agent, and the several banks and other
                            financial institutions signatories thereto.
         *10.2.1         -- First Amendment to Fifth Amended and Restated Credit
                            Agreement dated as of October 10, 2001 by and among El
                            Paso Energy Partners, El Paso Energy Partners Finance
                            Corporation, Credit Lyonnais New York Branch and First
                            Union National Bank as Co-Syndication Agents, Fleet
                            National Bank and Fortis Capital Corp., as
                            Co-Documentation Agents, The Chase Manhattan Bank, as
                            Administrative Agent, and the several banks and other
                            financial institutions signatories thereto.
          10.24          -- Purchase and Sale Agreement dated as of September 27,
                            2001 by and between American Natural Offshore Company,
                            Texas Offshore Pipeline System, Inc., Unitex Offshore
                            Transmission Company, and ANR Western Gulf Holdings,
                            L.L.C., as Sellers, and El Paso Energy Partners
                            Deepwater, L.L.C., as Buyer (filed as Exhibit 2.1 to our
                            Current Report on Form 8-K dated October 25, 2001).
          10.25          -- Assignment, Acceptance and Amendment dated October 4,
                            2001 by and between Delos Offshore Company, L.L.C., a
                            Delaware limited liability company, The Chase Manhattan
                            Bank, KBC Bank N.V., The Sumitomo Bank, Limited, Royal
                            Bank of Canada, The Bank of New York, Societe Generale,
                            Southwest Agency, Societe Generale Financial Corporation,
                            The Industrial Bank of Japan, Limited New York Branch, El
                            Paso New Chaco Company, L.L.C., El Paso Natural Gas
                            Company, El Paso Corporation, The Chase Manhattan Bank,
                            in its capacity as Agent, and the State Street Bank and
                            Trust Company, not in its individual capacity but solely
                            as trustee for the Chaco Liquids Plant Trust (filed as
                            Exhibit 2.2 to our Current Report on Form 8-K dated
                            October 25, 2001).
          10.26          -- Tolling Agreement dated as of October 1, 2001 between El
                            Paso Field Services, L.P., and Delos Offshore Company,
                            L.L.C. (filed as Exhibit 2.3 to our Current Report on
                            Form 8-K dated October 25, 2001).