Form 10-Q
period 2002-03-31
EL PASO ENERGY PARTNERS LP
filed 2002-05-15
CIK 895040

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The registrant had 43,984,885 common units outstanding as of May 10, 2002.

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

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                2002      2001
                                                              --------   -------
Operating revenues..........................................  $ 61,544   $54,502
                                                              --------   -------
Operating expenses
  Cost of natural gas.......................................    12,158    22,971
  Operations and maintenance................................    14,440     5,516
  Depreciation, depletion and amortization..................    12,549     8,302
  Asset impairment charge...................................        --     3,921
                                                              --------   -------
                                                                39,147    40,710
                                                              --------   -------
Operating income............................................    22,397    13,792
                                                              --------   -------
Other income (loss)
  Earnings (loss) from unconsolidated affiliates............     3,361    (4,712)
  Net gain (loss) on sale of assets.........................       315   (10,381)
  Other income..............................................       426    25,981
                                                              --------   -------
                                                                 4,102    10,888
                                                              --------   -------
Income before interest, income taxes and other charges......    26,499    24,680
                                                              --------   -------
Interest and debt expense...................................    11,758    10,923
Minority interest...........................................        --        41
                                                              --------   -------
                                                                11,758    10,964
                                                              --------   -------
Income from continuing operations...........................    14,741    13,716
Income (loss) from discontinued operations..................     4,385      (743)
                                                              --------   -------
Net income..................................................  $ 19,126   $12,973
                                                              ========   =======
Income (loss) allocation
  Series B unitholders......................................  $  3,552   $ 4,322
                                                              ========   =======
  General partner
     Continuing operations..................................  $  8,691   $ 4,702
     Discontinued operations................................        44        (7)
                                                              --------   -------
                                                              $  8,735   $ 4,695
                                                              ========   =======
  Limited partners
     Continuing operations..................................  $  2,498   $ 4,692
     Discontinued operations................................     4,341      (736)
                                                              --------   -------
                                                              $  6,839   $ 3,956
                                                              ========   =======
Basic and diluted earnings per unit
  Income from continuing operations.........................  $   0.06   $  0.14
  Income (loss) from discontinued operations................      0.11     (0.02)
                                                              --------   -------
  Net income................................................  $   0.17   $  0.12
                                                              ========   =======
Weighted average number of units outstanding................    39,941    32,471
                                                              ========   =======

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT UNIT AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   ------------
                                        ASSETS

Current assets
  Cash and cash equivalents.................................  $  133,432    $   13,084
  Accounts receivable, net..................................      50,368        56,025
  Other current assets......................................       3,314           293
                                                              ----------    ----------
          Total current assets..............................     187,114        69,402

Property, plant, and equipment, net.........................     936,801       917,867
Assets held for sale, net...................................     188,183       185,824
Investment in processing agreement..........................     118,462       119,981
Investment in unconsolidated affiliates.....................      33,438        34,442
Other noncurrent assets.....................................      28,192        29,754
                                                              ----------    ----------
          Total assets......................................  $1,492,190    $1,357,270
                                                              ==========    ==========

                           LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Accounts payable..........................................  $   19,948    $   24,905
  Accrued interest..........................................      14,658         6,401
  Current maturities of limited recourse term loan..........      19,000        19,000
  Other current liabilities.................................       5,171         4,159
                                                              ----------    ----------
          Total current liabilities.........................      58,777        54,465

Revolving credit facility...................................     444,000       300,000
Long-term debt..............................................     425,000       425,000
Limited recourse term loan, less current maturities.........      76,000        76,000
Other noncurrent liabilities................................       1,146         1,079
                                                              ----------    ----------
          Total liabilities.................................   1,004,923       856,544
                                                              ----------    ----------
Commitments and contingencies
Partners' capital
  Limited partners
     Series B preference units; 125,392 units issued and
      outstanding...........................................     146,448       142,896
     Common units; 39,740,974 and 39,738,974 units issued
      and outstanding.......................................     335,752       354,019
          Accumulated other comprehensive income allocated
            to limited partners' interests..................         128        (1,259)
  General partner...........................................       4,938         5,083
          Accumulated other comprehensive income allocated
            to general partners' interests..................           1           (13)
                                                              ----------    ----------
          Total partners' capital...........................     487,267       500,726
                                                              ----------    ----------
          Total liabilities and partners' capital...........  $1,492,190    $1,357,270
                                                              ==========    ==========

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2001
                                                              ---------   --------
Cash flows from operating activities
  Net income................................................  $  19,126   $ 12,973
  Less income (loss) from discontinued operations...........      4,385       (743)
                                                              ---------   --------
  Income from continuing operations.........................     14,741     13,716
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation, depletion and amortization...............     12,549      8,302
     Asset impairment charge................................         --      3,921
     Distributed earnings of unconsolidated affiliates
       (Earnings) loss from unconsolidated affiliates.......     (3,361)     4,712
       Distributions from unconsolidated affiliates.........      4,500      6,922
     Net (gain) loss on sales of assets.....................       (315)    10,381
  Other noncash items.......................................      1,265        912
  Working capital changes, net of non-cash transactions.....      8,399    (23,508)
                                                              ---------   --------
  Net cash provided by continuing operations................     37,778     25,358
  Net cash provided by (used in) discontinued operations....      5,429       (519)
                                                              ---------   --------
          Net cash provided by operating activities.........     43,207     24,839
                                                              ---------   --------
Cash flows from investing activities
  Additions to property, plant and equipment................    (35,110)  (136,267)
  Proceeds from sales of assets.............................      5,460    108,233
  Additions to investments in unconsolidated affiliates.....         --     (1,486)
                                                              ---------   --------
  Net cash used in investing activities of continuing
     operations.............................................    (29,650)   (29,520)
  Net cash used in investing activities of discontinued
     operations.............................................     (3,523)   (18,207)
                                                              ---------   --------
          Net cash used in investing activities.............    (33,173)   (47,727)
                                                              ---------   --------
Cash flows from financing activities
  Net proceeds from revolving credit facility...............    143,978    142,620
  Revolving credit repayments...............................         --   (123,000)
  Net proceeds from issuance of common units................         56     73,358
  Distributions to partners.................................    (33,717)   (22,122)
                                                              ---------   --------
  Net cash provided by financing activities of continuing
     operations.............................................    110,317     70,856
  Net cash provided by (used in) financing activities of
     discontinued operations................................         (3)    24,962
                                                              ---------   --------
          Net cash provided by financing activities.........    110,314     95,818
                                                              ---------   --------
Increase in cash and cash equivalents.......................    120,348     72,930
Cash and cash equivalents
  Beginning of period.......................................     13,084     20,281
                                                              ---------   --------
  End of period.............................................  $ 133,432   $ 93,211
                                                              =========   ========

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             AND CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

COMPREHENSIVE INCOME

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Net income..................................................  $19,126   $12,973
Other comprehensive income..................................    1,401        --
                                                              -------   -------
Total comprehensive income..................................  $20,527   $12,973
                                                              =======   =======

ACCUMULATED OTHER COMPREHENSIVE INCOME

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Beginning balance...........................................  $(1,272)  $    --
  Unrealized mark-to-market losses arising during period....       (9)       --
  Reclassification adjustments for changes in initial value
     of derivative instruments to settlement date...........    1,410        --
                                                              -------   -------
Ending balance..............................................  $   129   $    --
                                                              =======   =======

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2001 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of March 31, 2002, and for the quarters ended March 31, 2002 and 2001, are unaudited. The balance sheet as of December 31, 2001, is derived from the audited balance sheet filed in our Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information also includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on our reported net income or partners' capital. Additionally, we have reflected the results of operations from our Prince assets disposition as discontinued operations for all periods presented. See Note 3 for a further discussion of our Prince assets disposition.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below.

  Goodwill and Other Intangible Assets

     On January 1, 2002, we adopted Statement of Financial Accounting Standards
(SFAS) No. 142, Goodwill and Other Intangible Assets. Our adoption of this standard did not have a material effect on our financial statements.

  Asset Impairments

     On January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of this statement supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. There was no initial financial statement impact of adopting this standard.

2. ACQUISITIONS

  EPN Holding Assets

     In April 2002, EPN Holding Company, L.P., our newly formed wholly-owned subsidiary, acquired from El Paso Corporation midstream assets located in Texas and New Mexico. El Paso Corporation is the indirect parent of our general partner. The acquired assets, which we refer to as the EPN Holding assets, or the midstream assets, include:

     - Texas pipeline assets, including the EPGT Texas intrastate pipeline system;

     - the Waha gathering and treating system located in the Permian Basin region of Texas and New Mexico;

     - the Carlsbad gathering system located in the Permian Basin region of New Mexico;

---------------

As generally used in the energy industry and in this document, the following terms have the following meanings:

/d         = per day                                    Mcf        = thousand cubic feet
Bbl        = barrel                                     MDth       = thousand dekatherms
MBbls      = thousand barrels                           MMcf       = million cubic feet
When we refer to cubic feet measurements, all measurements are at 14.73 pounds per square inch.

     - an approximate 42.3 percent non-operating interest in the Indian Basin processing and treating facility located in southeastern New Mexico; and

     - a leased interest in the Wilson natural gas storage facility located in Wharton County, Texas.

     The $750 million sales price was adjusted for the assumption of $15 million of working capital related to natural gas imbalances. The net consideration of $735 million for the EPN Holding assets was comprised of the following:

     - $420 million of cash;

     - $119 million of assumed short-term indebtedness payable to El Paso Corporation, which has been repaid;

     - $6 million in common units; and

     - $190 million in assets, comprised of our Prince tension leg platform
       (TLP) and our nine percent Prince overriding royalty interest.

     To finance substantially all of the cash consideration related to this acquisition, EPN Holding entered into a limited recourse credit agreement with a syndicate of commercial banks.

  Hattiesburg Propane Storage

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

3. PRINCE ASSETS DISPOSITION

     In connection with our acquisition of the midstream assets from El Paso Corporation, we committed in February 2002 to dispose of our Prince TLP and our nine percent overriding royalty interest in the Prince Field to subsidiaries of El Paso Corporation. The results of operations for these assets have been accounted for as discontinued operations and have been excluded from continuing operations for all periods in our statements of income. Accordingly, the segment results in Note 9 do not reflect the results of operations for the Prince assets. The Prince TLP was previously included in the Platform services segment and the related royalty interest was included in the Other segment. Included in income from discontinued operations for the quarter ended March 31, 2002, was operating revenues of $6.7 million. We did not recognize any revenue related to the Prince assets during the quarter ended March 31, 2001.

     The assets and liabilities related to the Prince assets disposition consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
Property, plant and equipment...............................  $193,219      $189,696
Accumulated depreciation....................................    (5,036)       (3,872)
                                                              --------      --------
Assets held for sale, net...................................   188,183       185,824
                                                              --------      --------
Unamortized debt issue costs................................     1,041         1,091
Limited recourse term loan..................................   (95,000)      (95,000)
Accrued interest on term loan...............................      (530)         (703)
                                                              --------      --------
     Net assets related to the Prince assets disposition....  $ 93,694      $ 91,212
                                                              ========      ========

     In April 2002, we sold the Prince assets for $190 million and recognized a gain on the sale of approximately $0.8 million which will be recorded in the second quarter of 2002. In conjunction with this transaction, we repaid the related outstanding $95 million principal balance under our limited recourse term loan.

4. PARTNERS' CAPITAL

     In February 2002, we paid cash distributions of $0.625 per common unit for an aggregate amount of $24.8 million and our general partner received incentive distributions of $8.9 million. In April 2002, we declared a cash distribution of $0.65 per common unit for the quarter ended March 31, 2002, which we will pay on May 15, 2002, to holders of record as of April 30, 2002. In addition, we will pay our general partner $10.6 million in incentive distributions. At the current distribution rates, our general partner receives approximately 26 percent of total cash distributions we pay.

     In April 2002, we issued 4,083,938 common units, which included 1,083,938 common units purchased by our general partner at the public offering price of $37.86 per unit pursuant to its anti-dilution right under our partnership agreement. We used the net cash proceeds of approximately $149.3 million to reduce indebtedness under EPN Holding's acquisition credit agreement. Also in April 2002, we issued approximately 159,000 common units at the then-current market price of $37.74 per unit to El Paso Corporation as partial consideration for our acquisition of its midstream assets. In addition, our general partner contributed approximately $1.5 million in cash to us in order to maintain its one percent capital account balance.

5. PROPERTY, PLANT AND EQUIPMENT

     Our property, plant and equipment consisted of the following:

                                                              MARCH 31,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
Property, plant and equipment, at cost
  Pipelines.................................................  $  849,919    $  856,335
  Platforms and facilities..................................     124,305       125,546
  Processing plant..........................................     138,090       138,090
  Oil and natural gas properties............................     125,665       125,665
  Storage facilities........................................     156,296       156,800
  Construction work-in-progress.............................     137,793        99,667
                                                              ----------    ----------
                                                               1,532,068     1,502,103
Less accumulated depreciation, depletion, and
  amortization..............................................     595,267       584,236
                                                              ----------    ----------
     Property, plant and equipment, net.....................  $  936,801    $  917,867
                                                              ==========    ==========

6. DEBT AND OTHER CREDIT FACILITIES

  Shelf registration

     In February 2002, our shelf registration statement, as filed with the Securities and Exchange Commission, covering up to $1 billion of securities representing limited partnership interests, became effective.

  EPN Holding limited recourse credit agreement

     In connection with its acquisition of midstream assets from El Paso Corporation in April 2002, EPN Holding entered into a $560 million limited recourse credit agreement with a group of commercial banks. The credit agreement provides for a term loan of $535 million to finance the acquisition of the EPN Holding assets, and a revolving loan of up to $25 million to finance EPN Holding's working capital. EPN Holding's right to borrow money from time to time under the revolving loan is dependent on its continued compliance with the conditions and covenants provided in the credit agreement, including its compliance with various financial ratios. Subject to specified exceptions, EPN Holding is required to repay the term loan with any net proceeds received from specified types of events or transactions, including purchase price adjustment settlements, insurance claim settlements and our issuance of equity securities and specified debt securities. This credit agreement limits EPN Holding's ability to pay distributions to us. EPN Holding's obligations under the credit agreement are guaranteed by substantially all of its subsidiaries and EPN Holding Company I, L.P. and EPN GP Holding, L.L.C., our two subsidiaries that own the equity interests in EPN Holding. At the time of its acquisition, EPN Holding borrowed $535 million under this term loan and had $25 million available under the revolving loan. The interest rate under the credit agreement varies and was approximately 4.41% at the time of the asset acquisition. EPN Holding pays an annual commitment fee of 0.50% on the average daily amount available under both the revolving loan and the term loan. Both loans mature in April 2005. We used net proceeds of approximately $149.3 million from our April 2002 common unit offering to reduce indebtedness under this agreement.

  Revolving credit facility

     As of March 31, 2002, we had $444 million outstanding with an average interest rate of 3.51% under our $600 million revolving credit facility with the full unused amount available. In April 2002, we borrowed an additional $99 million in connection with our acquisition of the midstream assets to repay Argo L.L.C.'s $95 million limited recourse term loan related to the Prince TLP and provide additional funding for this transaction.

  Limited recourse term loan

     As of March 31, 2002, Argo had $95 million outstanding under its limited recourse term loan. The average variable interest rate on the debt outstanding at March 31, 2002, was 3.63%. This loan was repaid in full in April 2002 in connection with the EPN Holding asset acquisition.

  Other credit facility

     Poseidon Oil Pipeline Company, L.L.C. is party to a $185 million credit agreement under which it has outstanding obligations that may restrict its ability to pay distributions to its owners.

     In January 2002, Poseidon entered into a two-year interest rate swap agreement to fix the interest rate at 3.49% through January 2004 on $75 million of the $150 million outstanding on its credit facility. As of March 31, 2002, the remaining $75 million was at an average floating interest rate of 3.38%.

7. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In 1997, we, along with several subsidiaries of El Paso Corporation, were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). In May 2001, the court denied the defendants' motions to dismiss.

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

     Our Argo L.L.C. subsidiary has received a claim from its contractor related to our recently completed Prince TLP. The contractor received a request for additional payments from its subcontractor as a result of variation orders and is seeking to pass these costs along to Argo. Negotiations between us, the contractor and the subcontractor are underway.

     Under the terms of our agreement to acquire the midstream assets, subsidiaries of El Paso Corporation have agreed to indemnify us against all obligations related to legal matters. During 2000, Leapartners, L.P. filed a suit against El Paso Field Services in the District Court of Loving County, Texas, alleging a breach of contract to gather and process gas in areas of western Texas related to an asset we acquired. In May 2001, the court ruled in favor of Leapartners and entered a judgement against El Paso Field Services of approximately $10 million. El Paso Field Services subsequently filed an appeal with the Eighth Court of Appeals in El Paso, Texas. Review by the Court of Appeals is expected in December 2002.

     In addition, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter and possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we will make the necessary accruals. As new information becomes available, our estimates may change. The impact of these changes may have a material effect on our results of operations. As of March 31, 2002, we had no accruals relating to legal proceedings.

     While the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, we do not expect the ultimate resolution of these matters will have a material adverse effect on our financial position, operating results or cash flows.

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2002, we had no accruals for environmental matters. However, in conjunction with our April 2002 acquisition of the midstream assets, we assumed an estimated liability of approximately $24 million for remediation costs associated with mercury meters.

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

  Regulatory Matters

     In September 2001, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (NOPR) that proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. Since our High Island offshore system
(HIOS) and Petal Gas Storage facility are interstate facilities as defined by the Natural Gas Act, the proposed regulations, if adopted by FERC, would dictate how HIOS and Petal conduct business and interact with all energy affiliates of El Paso Corporation and us. In April 2002, the FERC staff issued a notice of public conference to be heard on May 21, 2002, at which interested parties will be given an opportunity to comment further on the NOPR. We cannot predict the outcome of the NOPR, but adoption of the regulations in substantially the form proposed would, at a minimum, place administrative and operational burdens on us. Further, more fundamental changes could be required such as a complete organizational separation or sale of HIOS and Petal.

     While we cannot predict with certainty the final outcome or the timing of the resolution of all of our rates and regulatory matters, we believe the ultimate resolution of these issues, based on information known to date, will not have a material adverse effect on our financial position, results of operations or cash flows.

8. ACCOUNTING FOR HEDGING ACTIVITIES

     A majority of our commodity purchases and sales, which relate to sales of oil and natural gas associated with our production operations and purchases and sales of natural gas associated with our El Paso Intrastate Alabama (EPIA) pipeline, are at spot market or forward market prices. We use futures, forward contracts, and swaps to limit our exposure to fluctuations in the commodity markets and allow for a fixed cash flow stream from these activities.

     At March 31, 2002, in connection with our EPIA operations, we have fixed price contracts with specific customers for the sale of predetermined volumes of natural gas for delivery over established periods of time. As of March 31, 2002, the fair value of these cash flow hedges is immaterial. We do not require collateral and do not anticipate non-performance by our counterparty. No ineffectiveness exists in our hedging relationship because all purchase and sale prices are based on the same index and volumes as the hedge transaction.

     In January 2002, Poseidon entered into a two-year interest rate swap agreement to fix the interest rate on $75 million of its $150 million variable rate revolving credit facility at 3.49% over the life of the swap. At March 31, 2002, the fair value of its interest rate swap was $0.4 million resulting in an unrealized gain of $0.4 million. We included our 36 percent share of the unrealized gain of $0.1 million in other comprehensive income which we estimate will be reclassified to earnings proportionately over the next 21 months. Additionally, we have recognized in income our 36 percent share of Poseidon's realized loss of $0.3 million for the period ended March 31, 2002, or $0.1 million, through our earnings from unconsolidated affiliates.

9. SEGMENT INFORMATION

     We segregate our business activities into four distinct operating segments:

     - Natural gas pipelines and plants;

     - Oil and NGL logistics;

     - Natural gas storage; and

     - Platform services.

     In October 2001, we acquired the Chaco processing plant and reflected the operations of this asset in our Oil and NGL logistics segment. In light of the expectations of acquiring additional natural gas pipeline and processing assets, effective January 1, 2002, we moved the Chaco processing plant to our Natural gas pipelines and plants segment. As a result of our sale of the Prince TLP and our nine percent overriding royalty interest in the Prince Field in April 2002, the results of operations from these assets are reflected as discontinued operations in our statements of income for all periods presented and are not reflected in our segment results below. Beginning in 2002, operations from our oil and natural gas production are reflected in Other.

     We have restated the prior periods, to the extent practicable, in order to conform to our current business segment presentation. The restated results of operations for the quarter ended March 31, 2001, are not necessarily indicative of the results which would have been achieved had the revised business structure been in effect during the period.

     Each of our segments are business units that offer different services and products. They are managed separately, as each requires different technology and marketing strategies. We measure segment performance using performance cash flows, or an asset's ability to generate cash flow. Performance cash flows are used as a supplemental financial measurement in the evaluation of our businesses and should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. Performance cash flows may not be a comparable measurement among different companies. Following are results as of and for the quarters ending March 31:

                                       NATURAL GAS    OIL AND     NATURAL
                                       PIPELINES &      NGL         GAS      PLATFORM
                                         PLANTS      LOGISTICS    STORAGE    SERVICES   OTHER(1)     TOTAL
                                       -----------   ----------   --------   --------   --------   ----------
                                                                   (IN THOUSANDS)
2002
  Revenue from external customers....   $ 40,360      $  8,826    $  4,388   $  4,462   $  3,508   $   61,544
  Intersegment revenue...............         59            --          --      3,109     (3,168)          --
  Depreciation, depletion and
     amortization....................      6,505         1,468       1,401      1,092      2,083       12,549
  Operating income (loss)............     13,355         4,747       1,308      6,093     (3,106)      22,397
  Earnings from unconsolidated
     affiliates......................         --         3,361          --         --         --        3,361
  EBIT...............................     13,673         8,108       1,308      6,093     (2,683)      26,499
  Performance cash flows.............     20,178        10,715       2,709     12,822      2,094       48,518
  Assets.............................    561,831       191,425     256,254    277,373    205,307    1,492,190
2001
  Revenue from external customers....   $ 30,959      $  4,272    $  4,958   $  3,858   $ 10,455   $   54,502
  Intersegment revenue...............        116            --          --      3,175     (3,291)          --
  Depreciation, depletion and
     amortization....................      2,367           716       1,401      1,127      2,691        8,302
  Asset impairment charge............      3,921            --          --         --         --        3,921
  Operating income...................      1,967         2,627       2,513      4,773      1,912       13,792
  Earnings (loss) from unconsolidated
     affiliates......................     (8,805)        4,093          --         --         --       (4,712)
  EBIT...............................      8,206         6,720       2,533      4,755      2,466       24,680
  Performance cash flows.............     11,508         7,015       3,934      5,717      7,053       35,227
  Assets.............................    217,495       200,210     180,050    219,592    178,541      995,888

---------------

(1) Represents predominately our oil and natural gas production operations as well as intersegment eliminations.

     Performance cash flows are determined by taking EBIT, and adding or subtracting as appropriate, cash distributions from unconsolidated affiliates; depreciation, depletion and amortization; earnings from unconsolidated affiliates and other items. The schedules below reconcile EBIT to performance cash flows.

                       PERFORMANCE CASH FLOWS BY SEGMENT

                                              NATURAL GAS    OIL AND     NATURAL
                                              PIPELINES &      NGL         GAS      PLATFORM
                                                PLANTS      LOGISTICS    STORAGE    SERVICES     OTHER      TOTAL
                                              -----------   ----------   -------   ----------   --------   -------
                                                                         (IN THOUSANDS)
QUARTER ENDED MARCH 31, 2002
EBIT........................................    $13,673      $ 8,108     $1,308     $ 6,093     $(2,683)   $26,499
Plus: Depreciation, depletion and
  amortization..............................      6,505        1,468      1,401       1,092       2,083     12,549
  Cash distributions from unconsolidated
     affiliates.............................         --        4,500         --          --          --      4,500
  Net cash payment received from El Paso
     Corporation............................         --           --         --          --       1,882      1,882
  Discontinued operations of Prince
     facilities.............................         --           --         --       5,637         812      6,449
Less: Earnings from unconsolidated
  affiliates................................         --        3,361         --          --          --      3,361
                                                -------      -------     ------     -------     -------    -------
Performance cash flows......................    $20,178      $10,715     $2,709     $12,822     $ 2,094    $48,518
                                                =======      =======     ======     =======     =======    =======
QUARTER ENDED MARCH 31, 2001
EBIT........................................    $ 8,206      $ 6,720     $2,533     $ 4,755     $ 2,466    $24,680
Plus: Depreciation, depletion and
  amortization..............................      2,367          716      1,401       1,127       2,691      8,302
  Asset impairment charge...................      3,921           --         --          --          --      3,921
  Cash distributions from unconsolidated
     affiliates.............................      3,250        3,672         --          --          --      6,922
  Net cash payment received from El Paso
     Corporation............................         --           --         --          --       1,896      1,896
  Discontinued operations of Prince
     facilities.............................         --           --         --        (183)         --       (183)
  Loss on sale of Gulf of Mexico assets.....      6,923           --         --       3,458          --     10,381
Less: Earnings (loss) from unconsolidated
  affiliates................................     (8,805)       4,093         --          --          --     (4,712)
  Non-cash earnings related to future
     payments from El Paso Corporation......     21,964           --         --       3,440          --     25,404
                                                -------      -------     ------     -------     -------    -------
Performance cash flows......................    $11,508      $ 7,015     $3,934     $ 5,717     $ 7,053    $35,227
                                                =======      =======     ======     =======     =======    =======

10. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     We hold investments in various affiliates which we account for using the equity method of accounting. In October 2001, we acquired the remaining 50 percent of Deepwater Holdings. Following this transaction, Deepwater Holdings is consolidated in our financial statements from the acquisition date. Summarized financial information for these investments is as follows:
                          QUARTER ENDED MARCH 31, 2002
                                 (IN THOUSANDS)

                                                              POSEIDON
                                                              --------
OWNERSHIP INTEREST..........................................      36%
                                                              =======
OPERATING RESULTS DATA:
  Operating revenues........................................  $14,390
  Other income..............................................      310
  Operating expenses........................................   (1,423)
  Depreciation..............................................   (2,049)
  Other expenses............................................   (1,702)
                                                              -------
  Net income................................................  $ 9,526
                                                              =======
OUR SHARE:
  Allocated income..........................................  $ 3,429
  Adjustments(1)............................................      (68)
                                                              -------
  Earnings from unconsolidated affiliates...................  $ 3,361
                                                              =======
  Allocated distributions...................................  $ 4,500
                                                              =======

                          QUARTER ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                     DEEPWATER                 DIVESTED
                                                     HOLDINGS    POSEIDON   INVESTMENTS(2)    TOTAL
                                                     ---------   --------   --------------   -------
OWNERSHIP INTEREST.................................       50%        36%            --
                                                     ========    =======        ======
OPERATING RESULTS DATA:
  Operating revenues...............................  $ 14,779    $18,568        $1,982
  Other income (loss)..............................        --        366           (85)
  Operating expenses...............................    (6,484)    (1,497)         (590)
  Depreciation.....................................    (2,886)    (2,837)         (953)
  Other expenses (income)..........................    (2,978)    (2,821)          222
  Loss on sale.....................................   (14,925)        --            --
                                                     --------    -------        ------
  Net income (loss)................................  $(12,494)   $11,779        $  576
                                                     ========    =======        ======
OUR SHARE:
  Allocated income (loss)..........................  $ (6,247)   $ 4,240        $  148
  Adjustments(1)...................................    (2,697)      (147)           (9)
                                                     --------    -------        ------
  Earnings (loss) from unconsolidated affiliates...  $ (8,944)   $ 4,093        $  139       $(4,712)
                                                     ========    =======        ======       =======
  Allocated distributions..........................  $  3,250    $ 3,672        $   --       $ 6,922
                                                     ========    =======        ======       =======

---------------

(1) We recorded adjustments primarily for differences from estimated year end earnings reported in our Annual Report on Form 10-K and actual earnings reported in the audited annual reports of our unconsolidated affiliates. For the quarter ended March 31, 2001, we recorded an additional adjustment relating to the sale of Stingray and West Cameron. The loss on these sales was not allocated proportionately with Deepwater Holdings' ownership percentages because the capital contributed by us was a larger amount of capital at the formation and therefore we were allocated a larger portion of the loss. Our total share of the loss relating to these sales was approximately $14 million.

(2) Divested Investments includes Manta Ray Offshore Gathering Company, L.L.C. and Nautilus Pipeline Company L.L.C. In January 2001, we sold our 25.67% interest in Manta Ray Offshore and our 25.67% interest in Nautilus.

11. RELATED PARTY TRANSACTIONS

     Our transactions with related parties and affiliates are as follows:

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Revenues received from related parties
  Gathering and processing services.........................  $ 9,176   $ 1,080
  Natural gas sales.........................................    2,918     2,689
  Liquid transportation and fractionation services..........    6,233     2,306
  Natural gas storage services..............................       --       878
  Platform services.........................................       --        34
                                                              -------   -------
                                                              $18,327   $ 6,987
                                                              =======   =======
Expenses paid to related parties
  Cost of natural gas.......................................  $ 8,401   $15,312
  Operating expenses........................................    8,800     6,949
                                                              -------   -------
                                                              $17,201   $22,261
                                                              =======   =======
Reimbursements received from related parties
  Operating expenses........................................  $   525   $ 4,909
                                                              =======   =======

     There have been no changes to our related party relationships, except as described below, from our 2001 Annual Report on Form 10-K.

     At March 31, 2002, and December 31, 2001, our accounts receivable due from related parties was $18.0 million and $22.9 million. At March 31, 2002 and December 31, 2001, our accounts payable due to related parties was $11.2 million and $9.9 million.

     In connection with the sale of our Gulf of Mexico assets in January 2001, El Paso Corporation agreed to make quarterly payments to us of $2.25 million for three years beginning March 2001 and $2 million in the first quarter of 2004. The present value of the amounts due from El Paso Corporation were classified as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
Accounts receivable, net....................................   $ 7,902      $ 7,745
Other noncurrent assets.....................................     8,323       10,362
                                                               -------      -------
                                                               $16,225      $18,107
                                                               =======      =======

     Under a general and administrative services agreement between subsidiaries of El Paso Corporation and us, a fee of approximately $0.8 million per month is charged to our general partner, and accordingly, to us, which is intended to approximate the amount of resources allocated by El Paso Corporation and its affiliates in providing various operational, financial, accounting and administrative services on behalf of our general partner and us. In April 2002, in connection with our acquisition of midstream assets, our general and administrative services agreement was extended to December 31, 2005, and the fee increased to approximately $1.6 million per month.

     The following table provides summary data categorized by our related parties:

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2002       2001
                                                              -------   --------
                                                                (IN THOUSANDS)
Revenues received from related parties
  El Paso Corporation
     Merchant Energy North America Company..................  $ 2,920   $  3,549
     El Paso Production Company.............................    1,093        841
     Tennessee Gas Pipeline Company.........................       --        257
     El Paso Field Services.................................   14,314      2,306
  Unconsolidated Subsidiaries
     Manta Ray Offshore(1)..................................       --         34
                                                              -------   --------
                                                              $18,327   $  6,987
                                                              =======   ========
Cost of natural gas purchased from related parties
  El Paso Corporation
     Merchant Energy North America Company..................  $ 7,210   $ 13,072
     El Paso Production Company.............................    1,114      2,240
     Tennessee Gas Pipeline Company.........................       77         --
                                                              -------   --------
                                                              $ 8,401   $ 15,312
                                                              =======   ========
Operating expenses paid to related parties
  El Paso Corporation
     El Paso Field Services.................................  $ 8,690   $  6,814
  Unconsolidated Subsidiaries
     Poseidon Oil Pipeline Company..........................      110        135
                                                              -------   --------
                                                              $ 8,800   $  6,949
                                                              =======   ========
Reimbursements received from related parties
  Unconsolidated Subsidiaries
     Poseidon Oil Pipeline Company..........................  $   525   $     --
     Deepwater Holdings(2)..................................       --      4,901
     Manta Ray Offshore(1)..................................       --          8
                                                              -------   --------
                                                              $   525   $  4,909
                                                              =======   ========

---------------

(1) We sold our interest in Manta Ray Offshore in January 2001 in connection with El Paso Corporation's merger with The Coastal Corporation.

(2) In January 2001, Deepwater Holdings sold its Stingray and West Cameron subsidiaries. In April 2001, Deepwater Holdings sold its UTOS subsidiary. In October 2001, we acquired the remaining 50 percent of Deepwater Holdings, and as a result of this transaction, Deepwater Holdings is consolidated in our financial statements from the acquisition date and our agreement with Deepwater Holdings terminated.

12. GUARANTOR FINANCIAL INFORMATION

     On May 1, 2001, we purchased our general partner's 1.01 percent non-managing interest owned in twelve of our subsidiaries for $8 million. As a result of this acquisition, all of our subsidiaries, but not our equity investees, are wholly owned by us. As of March 31, 2002, our revolving credit facility is guaranteed by each of our subsidiaries (excluding our Argo, L.L.C. and Argo I, L.L.C. subsidiaries) and is collateralized by our management agreement, substantially all of our assets, and our general partner's one percent general partner interest. In addition, all of our senior subordinated notes are guaranteed by all of our subsidiaries except Argo and Argo I. We are providing the following condensed consolidating financial information of us (as the Issuer) and our subsidiaries as if our current organizational structure were in place for all periods presented. The consolidating eliminations column on our balance sheets eliminate our investment in consolidated subsidiaries, intercompany payables and receivables and other transactions between subsidiaries.

     Non-guarantor subsidiaries for the quarter ended March 31, 2002, consisted of Argo and Argo I which owned the Prince TLP. As a result of our disposal of the Prince TLP and our related overriding royalty interest to El Paso Corporation in April 2002, the results of operations and net book value of these assets are reflected as discontinued operations in our statements of income and assets held for sale in our balance sheets and Argo and Argo I became guarantor subsidiaries.

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                                           NON-GUARANTOR    GUARANTOR     CONSOLIDATED
                                                 ISSUER    SUBSIDIARIES    SUBSIDIARIES      TOTAL
                                                --------   -------------   ------------   ------------
                                                                    (IN THOUSANDS)
Operating revenues............................  $     --      $   --         $61,544        $ 61,544
                                                --------      ------         -------        --------
Operating expenses
  Cost of natural gas.........................        --          --          12,158          12,158
  Operations and maintenance..................     3,272          --          11,168          14,440
  Depreciation, depletion and amortization....       161          --          12,388          12,549
                                                --------      ------         -------        --------
                                                   3,433          --          35,714          39,147
                                                --------      ------         -------        --------
Operating income (loss).......................    (3,433)         --          25,830          22,397
                                                --------      ------         -------        --------
Other income (loss)
  Earnings from unconsolidated affiliates.....        --          --           3,361           3,361
  Net gain on sales of assets.................        --          --             315             315
  Other income (loss).........................       436          --             (10)            426
                                                --------      ------         -------        --------
                                                     436          --           3,666           4,102
                                                --------      ------         -------        --------
Income before interest, income taxes and other
  charges.....................................    (2,997)         --          29,496          26,499
Interest and debt expense.....................    10,439          --         (22,197)        (11,758)
                                                --------      ------         -------        --------
Income from continuing operations.............     7,442          --           7,299          14,741
Income from discontinued operations...........        --       4,004             381           4,385
                                                --------      ------         -------        --------
  Net income..................................  $  7,442      $4,004         $ 7,680        $ 19,126
                                                ========      ======         =======        ========

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                                           NON-GUARANTOR    GUARANTOR     CONSOLIDATED
                                                 ISSUER    SUBSIDIARIES    SUBSIDIARIES      TOTAL
                                                 -------   -------------   ------------   ------------
                                                                    (IN THOUSANDS)
Operating revenues.............................  $    --       $  --         $ 54,502       $ 54,502
                                                 -------       -----         --------       --------
Operating expenses
  Cost of natural gas..........................       --          --           22,971         22,971
  Operations and maintenance...................    1,792          --            3,724          5,516
  Depreciation, depletion and amortization.....      254          --            8,048          8,302
  Asset impairment charge......................       --          --            3,921          3,921
                                                 -------       -----         --------       --------
                                                   2,046          --           38,664         40,710
                                                 -------       -----         --------       --------
Operating income (loss)........................   (2,046)         --           15,838         13,792
                                                 -------       -----         --------       --------
Other income (loss)
  Loss from unconsolidated affiliates..........       --          --           (4,712)        (4,712)
  Net loss on sales of assets..................   (9,676)         --             (705)       (10,381)
  Other income.................................   25,953          --               28         25,981
                                                 -------       -----         --------       --------
                                                  16,277          --           (5,389)        10,888
                                                 -------       -----         --------       --------
Income before interest, income taxes and other
  charges......................................   14,231          --           10,449         24,680
Interest and debt expense......................    3,565          --          (14,488)       (10,923)
Minority interest..............................       --          --              (41)           (41)
                                                 -------       -----         --------       --------
Income (loss) from continuing operations.......   17,796          --           (4,080)        13,716
Loss from discontinued operations..............       --        (743)              --           (743)
                                                 -------       -----         --------       --------
  Net income (loss)............................  $17,796       $(743)        $ (4,080)      $ 12,973
                                                 =======       =====         ========       ========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 2002

                                              NON-GUARANTOR    GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                   ISSUER     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                 ----------   -------------   ------------   -------------   ------------
                                                              (IN THOUSANDS)
Current assets
  Cash and cash equivalents....  $  115,002     $ 10,251       $    8,179     $        --     $  133,432
  Accounts receivable, net
     Trade.....................         720          323           31,349              --         32,392
     Affiliate.................     990,656           18            5,876        (978,574)        17,976
  Other current assets.........       3,314           --               --              --          3,314
                                 ----------     --------       ----------     -----------     ----------
     Total current assets......   1,109,692       10,592           45,404        (978,574)       187,114
Property, plant and equipment,
  net..........................       3,339           --          933,462              --        936,801
Assets held for sale, net......          --      155,774           32,409              --        188,183
Investment in processing
  agreement....................          --           --          118,462              --        118,462
Investment in unconsolidated
  affiliates...................          --           --           33,438              --         33,438
Investment in consolidated
  affiliates...................      65,061           --           49,853        (114,914)            --
Other noncurrent assets........     194,069        1,041            3,081        (169,999)        28,192
                                 ----------     --------       ----------     -----------     ----------
  Total assets.................  $1,372,161     $167,407       $1,216,109     $(1,263,487)    $1,492,190
                                 ==========     ========       ==========     ===========     ==========
Current liabilities
  Accounts payable
     Trade.....................  $       --     $  2,107       $    6,688     $        --     $    8,795
     Affiliate.................       1,766       19,917          968,044        (978,574)        11,153
  Accrued interest.............      14,128          530               --              --         14,658
  Current maturities of limited
     recourse term loan........          --       19,000               --              --         19,000
  Other current liabilities....          --           --            5,171              --          5,171
                                 ----------     --------       ----------     -----------     ----------
     Total current
       liabilities.............      15,894       41,554          979,903        (978,574)        58,777
Revolving credit facility......     444,000           --               --              --        444,000
Long-term debt.................     425,000           --               --              --        425,000
Limited recourse term loan,
  less current maturities......          --       76,000               --              --         76,000
Other noncurrent liabilities...          --           --          171,145        (169,999)         1,146
Partners' capital..............     487,267       49,853           65,061        (114,914)       487,267
                                 ----------     --------       ----------     -----------     ----------
  Total liabilities and
     partners' capital.........  $1,372,161     $167,407       $1,216,109     $(1,263,487)    $1,492,190
                                 ==========     ========       ==========     ===========     ==========

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001

                                              NON-GUARANTOR    GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                   ISSUER     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                 ----------   -------------   ------------   -------------   ------------
                                                              (IN THOUSANDS)
Current assets
  Cash and cash equivalents....  $    7,406     $  2,571       $    3,107     $        --     $   13,084
  Accounts receivable, net
     Trade.....................          --          191           32,971              --         33,162
     Affiliate.................     970,933        2,130            2,150        (952,350)        22,863
  Other current assets.........       2,375           --           (2,082)             --            293
                                 ----------     --------       ----------     -----------     ----------
          Total current
            assets.............     980,714        4,892           36,146        (952,350)        69,402
Property, plant and equipment,
  net..........................       2,371           --          915,496              --        917,867
Assets held for sale, net......          --      152,998           32,826              --        185,824
Investment in processing
  agreement....................          --           --          119,981              --        119,981
Investment in unconsolidated
  affiliates...................          --           --           34,442              --         34,442
Investment in consolidated
  affiliates...................      51,960           --           45,849         (97,809)            --
Other noncurrent assets........     196,777        1,089            1,887        (169,999)        29,754
                                 ----------     --------       ----------     -----------     ----------
          Total assets.........  $1,231,822     $158,979       $1,186,627     $(1,220,158)    $1,357,270
                                 ==========     ========       ==========     ===========     ==========
Current liabilities
  Accounts payable
     Trade.....................  $      587     $  3,859       $   10,541     $        --     $   14,987
     Affiliate.................          --       13,568          948,700        (952,350)         9,918
  Accrued interest.............       5,698          703               --              --          6,401
  Current maturities of limited
     recourse term loan........          --       19,000               --              --         19,000
  Other current liabilities....        (189)          --            4,348              --          4,159
                                 ----------     --------       ----------     -----------     ----------
          Total current
            liabilities........       6,096       37,130          963,589        (952,350)        54,465
Revolving credit facility......     300,000           --               --              --        300,000
Long-term debt.................     425,000           --               --              --        425,000
Limited recourse term loan,
  less current maturities......          --       76,000               --              --         76,000
Other noncurrent liabilities...          --           --          171,078        (169,999)         1,079
Partners' capital..............     500,726       45,849           51,960         (97,809)       500,726
                                 ----------     --------       ----------     -----------     ----------
          Total liabilities and
            partners'
            capital............  $1,231,822     $158,979       $1,186,627     $(1,220,158)    $1,357,270
                                 ==========     ========       ==========     ===========     ==========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                                               NON-GUARANTOR    GUARANTOR     CONSOLIDATED
                                                     ISSUER    SUBSIDIARIES    SUBSIDIARIES      TOTAL
                                                    --------   -------------   ------------   ------------
                                                                        (IN THOUSANDS)
Cash flows from operating activities
  Net income......................................  $  7,442      $ 4,004        $  7,680       $ 19,126
  Less income from discontinued operations........        --        4,004             381          4,385
                                                    --------      -------        --------       --------
  Income from continuing operations...............     7,442           --           7,299         14,741
  Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation, depletion and amortization.....       161           --          12,388         12,549
     Net gain on sales of assets..................        --           --            (315)          (315)
     Distributed earnings of unconsolidated
       affiliates
       Earnings from unconsolidated affiliates....        --           --          (3,361)        (3,361)
       Distributions from unconsolidated
          affiliates..............................        --           --           4,500          4,500
  Other noncash items.............................     1,090           --             175          1,265
  Working capital changes, net of non-cash
     transactions.................................     7,688       (1,884)          2,595          8,399
                                                    --------      -------        --------       --------
  Net cash provided by continuing operations......    16,381       (1,884)         23,281         37,778
  Net cash provided by discontinued operations....        --        4,631             798          5,429
                                                    --------      -------        --------       --------
          Net cash provided by operating
            activities............................    16,381        2,747          24,079         43,207
                                                    --------      -------        --------       --------
Cash flows from investing activities
  Additions to property, plant and equipment......    (1,129)          --         (33,981)       (35,110)
  Proceeds from sale of assets....................        --           --           5,460          5,460
                                                    --------      -------        --------       --------
  Net cash used in investing activities of
     continuing operations........................    (1,129)          --         (28,521)       (29,650)
  Net cash used in investing activities of
     discontinued operations......................        --       (3,523)             --         (3,523)
                                                    --------      -------        --------       --------
          Net cash used in investing activities...    (1,129)      (3,523)        (28,521)       (33,173)
                                                    --------      -------        --------       --------
Cash flows from financing activities
  Net proceeds from revolving credit facility.....   143,978           --              --        143,978
  Net proceeds from issuance of common units......        56           --              --             56
  Advances with affiliates........................   (17,973)       8,459           9,514             --
  Distributions to partners.......................   (33,717)          --              --        (33,717)
                                                    --------      -------        --------       --------
  Net cash provided by financing activities of
     continuing operations........................    92,344        8,459           9,514        110,317
  Net cash used in financing activities of
     discontinued operations......................        --           (3)             --             (3)
                                                    --------      -------        --------       --------
          Net cash provided by financing
            activities............................    92,344        8,456           9,514        110,314
                                                    --------      -------        --------       --------
Increase in cash and cash equivalents.............  $107,596      $ 7,680        $  5,072        120,348
                                                    ========      =======        ========
Cash and cash equivalents
  Beginning of period.............................                                                13,084
                                                                                                --------
  End of period...................................                                              $133,432
                                                                                                ========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                                               NON-GUARANTOR    GUARANTOR     CONSOLIDATED
                                                     ISSUER    SUBSIDIARIES    SUBSIDIARIES      TOTAL
                                                    --------   -------------   ------------   ------------
                                                                        (IN THOUSANDS)
Cash flows from operating activities
  Net income (loss)...............................  $ 17,796     $   (743)      $  (4,080)     $  12,973
  Less loss from discontinued operations..........        --         (743)             --           (743)
                                                    --------     --------       ---------      ---------
  Income (loss) from continuing operations........    17,796           --          (4,080)        13,716
  Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation, depletion and amortization.....       254           --           8,048          8,302
     Asset impairment charge......................        --           --           3,921          3,921
     Net loss on sale of assets...................     9,676           --             705         10,381
     Distributed earnings of unconsolidated
       affiliates
       Loss from unconsolidated affiliates........        --           --           4,712          4,712
       Distributions from unconsolidated
          affiliates..............................        --           --           6,922          6,922
  Other noncash items.............................       912           --              --            912
  Working capital changes, net of non-cash
     transactions.................................   (19,172)        (167)         (4,169)       (23,508)
                                                    --------     --------       ---------      ---------
  Net cash provided by (used in) continuing
     operations...................................     9,466         (167)         16,059         25,358
  Net cash used by discontinued operations........        --         (519)             --           (519)
                                                    --------     --------       ---------      ---------
          Net cash provided by (used in) operating
            activities............................     9,466         (686)         16,059         24,839
                                                    --------     --------       ---------      ---------
Cash flows from investing activities
  Additions to property, plant and equipment......        --           --        (136,267)      (136,267)
  Proceeds from sale of assets....................    89,162           --          19,071        108,233
  Additions to investments in unconsolidated
     affiliates...................................        --           --          (1,486)        (1,486)
                                                    --------     --------       ---------      ---------
  Net cash provided by (used in) investing
     activities of continuing operations..........    89,162           --        (118,682)       (29,520)
  Net cash used in investing activities of
     discontinued operations......................        --      (18,207)             --        (18,207)
                                                    --------     --------       ---------      ---------
          Net cash provided by (used in) investing
            activities............................    89,162      (18,207)       (118,682)       (47,727)
                                                    --------     --------       ---------      ---------
Cash flows from financing activities
  Net proceeds from revolving credit facility.....   142,620           --              --        142,620
  Revolving credit repayments.....................  (123,000)          --              --       (123,000)
  Net proceeds from issuance of common units......    73,358           --              --         73,358
  Advances with affiliates........................  (103,914)       1,291         102,623             --
  Distributions to partners.......................   (22,122)          --              --        (22,122)
                                                    --------     --------       ---------      ---------
  Net cash provided by (used in) financing
     activities of continuing operations..........   (33,058)       1,291         102,623         70,856
  Net cash provided by financing activities of
     discontinued operations......................        --       24,962              --         24,962
                                                    --------     --------       ---------      ---------
          Net cash provided by (used in) financing
            activities............................   (33,058)      26,253         102,623         95,818
                                                    --------     --------       ---------      ---------
Increase in cash and cash equivalents.............  $ 65,570     $  7,360       $      --         72,930
                                                    ========     ========       =========
Cash and cash equivalents
  Beginning of period.............................                                                20,281
                                                                                               ---------
  End of period...................................                                             $  93,211
                                                                                               =========

13. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal costs of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. Capitalized retirement and removal costs will be depreciated over the useful life of the related asset. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A and 8, in our Annual Report on Form 10-K for the year ended December 31, 2001, in addition to the interim financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                              RECENT DEVELOPMENTS

EPN HOLDING ASSETS

     In April 2002, EPN Holding acquired from El Paso Corporation midstream assets located in Texas and New Mexico. The acquired assets include:

     - Texas pipeline assets, including the EPGT Texas intrastate pipeline system;

     - the Waha gathering and treating system located in the Permian Basin region of Texas and New Mexico;

     - the Carlsbad gathering system located in the Permian Basin region of New Mexico;

     - an approximate 42.3 percent non-operating interest in the Indian Basin processing and treating facility located in southeastern New Mexico; and

     - a leased interest in the Wilson natural gas storage facility located in Wharton County, Texas.

     The $750 million sales price was adjusted for the assumption of $15 million of working capital related to natural gas imbalances. The net consideration of $735 million for the EPN Holding assets was comprised of the following:

     - $420 million of cash;

     - $119 million of assumed short-term indebtedness payable to El Paso Corporation, which has been repaid;

     - $6 million in common units; and

     - $190 million in assets, comprised of our Prince TLP and our nine percent Prince overriding royalty interest.

     To finance substantially all of the cash consideration related to this acquisition, EPN Holding entered into a limited recourse credit agreement with a syndicate of commercial banks. EPN Holding's obligations under the credit agreement are guaranteed by substantially all of its subsidiaries and EPN Holding Company I, L.P. and EPN GP Holding, L.L.C., our two subsidiaries that own the equity interests in EPN Holding. Those obligations are collateralized by the equity interest in, and substantially all of the assets of, EPN Holding and its subsidiaries. In addition, the credit agreement limits EPN Holding's ability to pay distributions to us.

     As discussed in our Form 10-K, we have instituted specific procedures for evaluating and valuing transactions with El Paso Corporation and its subsidiaries. This acquisition of the midstream assets was consummated only after the Special Conflicts Committee's approval and recommendation of the transaction.

FALCON NEST

     In April 2002, we entered into an agreement with Pioneer Natural Resources and Mariner Energy, Inc. Company under which we will construct, install, own, and operate a fixed-leg platform and processing facility to process natural gas from Pioneer's and Mariner's Falcon Field discoveries located in the Gulf of Mexico. We expect this platform to have processing capacity of at least 300 MMcf/d and to place this platform in service in the first quarter of 2003.

CAMERON HIGHWAY PROJECT

     In February 2002, we announced that we will build and operate the Cameron Highway Oil Pipeline System, a 380-mile oil pipeline in the Gulf of Mexico. Cameron Highway will deliver up to 500 MBbl/d of oil from the southern Green Canyon and western Gulf of Mexico areas to Port Arthur and Texas City, Texas. The new pipeline is expected to be in service by the third quarter of 2004. We have entered into agreements with operating subsidiaries of BP p.l.c., BHP Billiton, and Unocal under which each of them has dedicated production from the Holstein, Mad Dog, and Atlantis discoveries in the Deepwater Trend in the Gulf of Mexico to Cameron Highway. We plan to seek a partner or partners for up to 50 percent of the interest in the pipeline.

HATTIESBURG STORAGE FACILITY

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

                                SEGMENT RESULTS

     In October 2001, we acquired the Chaco plant and reflected the operations of this asset in our Oil and NGL logistics segment. In light of acquiring additional natural gas pipeline and processing assets, effective January 1, 2002, we moved the Chaco Plant to our Natural gas pipelines and plants. As a result of our sale of the Prince TLP and our nine percent overriding interest in the Prince Field in April 2002, the results of operations from these assets are reflected as discontinued operations in our statements of income for all periods presented and are not reflected in our segment results below. Beginning in 2002, operations from our oil and natural gas production are reflected in Other.

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

                                                               2002         2001
                                                              -------      -------
                                                                 (IN THOUSANDS)
EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
Natural gas pipelines and plants............................  $13,673      $ 8,206
Oil and NGL logistics.......................................    8,108        6,720
Natural gas storage.........................................    1,308        2,533
Platform services...........................................    6,093        4,755
                                                              -------      -------
  Segment EBIT..............................................   29,182       22,214
Other, net..................................................   (2,683)       2,466
                                                              -------      -------
  Consolidated EBIT.........................................  $26,499      $24,680
                                                              =======      =======

  EBIT variances are discussed in the segment results below.

NATURAL GAS PIPELINES AND PLANTS

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
                                                                 (IN THOUSANDS,
                                                              EXCEPT FOR VOLUMES)
Gathering and processing revenue............................  $ 26,000    $  6,470
Natural gas sales...........................................    14,419      24,605
                                                              --------    --------
  Total operating revenues..................................    40,419      31,075
Cost of natural gas.........................................   (12,158)    (22,971)
Operating expenses..........................................   (14,906)     (6,137)
Other income................................................       318       6,239
                                                              --------    --------
  EBIT......................................................  $ 13,673    $  8,206
                                                              ========    ========
Volumes (MDth/d)
  HIOS......................................................       831         978
  Viosca Knoll Gathering....................................       533         563
  East Breaks...............................................       214         239
  El Paso Intrastate Alabama................................       195         170
  Indian Basin Pipeline.....................................        38          --
  Chaco Plant...............................................       619          --
                                                              --------    --------
     Total volumes..........................................     2,430       1,950
                                                              ========    ========

     Gathering and processing revenue for the quarter ended March 31, 2002, was $19.5 million higher than in the same period in 2001, primarily due to our consolidation of Deepwater Holdings and the purchase of the Chaco plant in October 2001. Natural gas sales margin, or natural gas sales less cost of natural gas, for the quarter ended March 31, 2002, were $0.6 million higher than in the same period in 2001 primarily due to increased volumes and an increase in the spread between our sales price and our cost of natural gas on EPIA in 2002.

     Operating expenses for the quarter ended March 31, 2002, were $8.8 million higher than the same period in 2001 primarily due to our consolidation of Deepwater Holdings and the purchase of the Chaco plant in October 2001.

     Other income for the quarter ended March 31, 2002, was $5.9 million lower than the same period in 2001 primarily due to our receipt of $22.0 million in additional consideration from El Paso Corporation associated with the sale of our Gulf of Mexico pipeline assets in 2001, partially offset by net losses of $7.8 million due to the sale of our interests in the Tarpon and Green Canyon pipeline assets in January 2001. Further contributing to our decrease in other income was lower earnings from unconsolidated affiliates of $8.9 million, which relates to Deepwater Holdings' sale of Stingray and the West Cameron dehydration facility and the sale of our interest in Nautilus and Manta Ray Offshore during the first quarter of 2001.

OIL AND NGL LOGISTICS

                                                                  QUARTER ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2002         2001
                                                              --------     --------
                                                                 (IN THOUSANDS,
                                                               EXCEPT FOR VOLUMES)
Liquid transportation and fractionation revenue.............  $  8,826     $  4,272
Operating expenses..........................................    (4,079)      (1,645)
Other income................................................     3,361        4,093
                                                              --------     --------
  EBIT......................................................  $  8,108     $  6,720
                                                              ========     ========
Volume (Bbl/d)
  Poseidon Oil Pipeline.....................................   142,677      161,498
  EPN Texas.................................................    70,837       24,016
  Allegheny Oil Pipeline....................................    18,226       15,774
                                                              --------     --------
     Total volumes..........................................   231,740      201,288
                                                              ========     ========

     For the quarter ended March 31, 2002, revenues were $4.6 million higher and operating expenses were $2.4 million higher than the same period in 2001, due to our acquisitions of the EPN Texas transportation and fractionation assets in February 2001, the Hattiesburg propane storage facility in January 2002, and the Anse La Butte NGL storage facility in December 2001.

     Other income for the quarter ended March 31, 2002, was $0.7 million lower than the same period in 2001 primarily due to a decrease in earnings from unconsolidated affiliates attributable to Poseidon Oil Pipeline due to lower volumes.

NATURAL GAS STORAGE

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                               2002         2001
                                                              -------      -------
                                                                 (IN THOUSANDS)
Natural gas storage revenue.................................  $ 4,388      $ 4,958
Operating expenses..........................................   (3,080)      (2,425)
                                                              -------      -------
  EBIT......................................................  $ 1,308      $ 2,533
                                                              =======      =======

     Natural gas storage revenue for the quarter ended March 31, 2002, was $0.6 million lower than the same period in 2001, primarily due to lower interruptible storage services during 2002.

     Operating expenses for the quarter ended March 31, 2002, were $0.7 million higher than the same period in 2001, primarily due to the favorable resolution of an imbalance settlement in 2001.

PLATFORM SERVICES

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2002        2001
                                                              -------     -------
                                                                (IN THOUSANDS,
                                                              EXCEPT FOR VOLUMES)
Platform services revenue...................................  $ 7,571     $ 7,033
Operating expenses..........................................   (1,478)     (2,260)
Other loss..................................................       --         (18)
                                                              -------     -------
  EBIT......................................................  $ 6,093     $ 4,755
                                                              =======     =======
Natural gas platform volumes (Mdth/d)
  East Cameron 373 platform.................................      150         172
  Garden Banks 72 platform..................................        6          12
  Viosca Knoll 817 platform.................................        9          10
                                                              -------     -------
     Total natural gas platform volumes.....................      165         194
                                                              =======     =======
Oil platform volumes (Bbl/d)
  East Cameron 373 platform.................................    1,728       2,131
  Garden Banks 72 platform..................................    1,062       1,737
  Viosca Knoll 817 platform.................................    2,075       2,040
                                                              -------     -------
     Total oil platform volumes.............................    4,865       5,908
                                                              =======     =======

     For the quarter ended March 31, 2002, revenues were $0.5 million higher than in the same period in 2001, due to an increase in access fees on East Cameron 373. Operating expenses for the same periods were $0.8 million lower due to lower direct costs.

     Other loss for the quarter ended March 31, 2001, reflects approximately $3.0 million of losses recognized on the sales of our Gulf of Mexico platform assets in January 2001, offset by the additional consideration from El Paso Corporation related to the sale of these assets.

OTHER, NET

     Earnings before interest expense and taxes related to non-segment activity for the quarter ended March 31, 2002, was $5.1 million lower than the same period in 2001. The decrease was primarily due to lower natural gas and oil prices in 2002, partially offset by lower depletion from natural gas production as a result of upward revisions of prior estimates of reserve quantities.

INTEREST AND DEBT EXPENSE

     Interest and debt expense, net of capitalized interest, for the three months ended March 31, 2002, was approximately $0.8 million higher than the same period in 2001. This increase primarily relates to the $250 million of 8.5% Senior Subordinated Notes which were issued in May 2001, partially offset by a decrease in interest rates on our revolving credit facility. Capitalized interest in the first quarter of 2002 was $1.6 million.

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $43.2 million for the quarter ended March 31, 2002, compared to $24.8 million for the same period in 2001. The increase was attributable to operating cash flows from our acquisitions of the Chaco plant and the remaining 50 percent interest in Deepwater Holdings that we did not already own in October 2001. This increase was partially offset by lower cash distributions from unconsolidated affiliates relating to our consolidation of Deepwater Holdings in October 2001.

CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was approximately $33.2 million for the quarter ended March 31, 2002. Capital expenditures primarily related to the expansion of our Petal natural gas storage facility. Proceeds from asset sales related to the Buffalo Treating Facility which we sold to El Paso Production Company in the first quarter of 2002.

CASH FROM FINANCING ACTIVITIES

     Net cash provided by financing activities was approximately $110.3 million for the quarter ended March 31, 2002. We received net proceeds of $144 million from borrowings under our revolving credit facility, $95 million of which was subsequently used to pay in full the limited recourse term loan in April 2002. We paid distributions to our partners of $33.7 million.

     We expect that future funding for capital expenditures, acquisitions, and other investing activities and for long-term debt retirements, distributions, and other financing activities will be provided by internally generated funds, available capacity under existing credit facilities, and the issuance of long-term debt or equity. In February 2002, our shelf registration statement, as filed with the Securities and Exchange Commission, covering up to $1 billion of securities representing limited partnership interests, became effective.

LIQUIDITY

     For a discussion of our financing arrangements and transactions, see Part I, Financial Information, Note 6, which is incorporated herein by reference.

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

     - liquidity and cash flow;

     - pending legal proceedings and claims, including environmental matters;

     - future economic performance;

     - operating income;

     - cost savings;

     - management's plans; and

     - goals and objectives for future operations.

     Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our Annual Report on Form 10-K for the year ended December 31, 2001, and other filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, our quantitative and qualitative disclosures about market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2001, in addition to information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q and our Current Reports on Form 8-K.

     During 2001, we entered into cash flow hedges. As of March 31, 2002, the fair value of these cash flow hedges is immaterial. During the quarter ended March 31, 2002, the majority of our cash flow hedges expired and we reclassified $1.4 million from accumulated other comprehensive income to earnings.

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

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.D            -- Indenture dated as of May 27, 1999 among El Paso Energy
                            Partners, L.P., El Paso Energy Partners Finance
                            Corporation, the Subsidiary Guarantors and Chase Bank of
                            Texas, as Trustee (Exhibit 4.1 to our Registration
                            Statement on Form S-4, filed on June 24, 1999, File Nos.
                            333-81143 through 333-81143-17).
         *4.D.1          -- Sixth Supplemental Indenture dated as of April 18, 2002 to the Indenture dated as of May 27, 1999 among El Paso
                            Energy Partners, L.P., El Paso Energy Partners Finance
                            Corporation, the Subsidiary Guarantors and JP Morgan
                            Chase Bank, as Trustee.
         *4.D.2          -- Seventh Supplemental Indenture dated as April 18, 2002 to the Indenture dated as of May 27, 1999 among El Paso
                            Energy Partners, L.P., El Paso Energy Partners Finance
                            Corporation, the Subsidiary Guarantors and JP Morgan
                            Chase Bank, as Trustee.
          4.E            -- Indenture dated as of May 11, 2000 among El Paso Energy
                            Partners, L.P., El Paso Energy Partners Finance
                            Corporation, the Subsidiary Guarantors and The Chase
                            Manhattan Bank, as Trustee (Exhibit 4.1 to our
                            Registration Statement on Form S-4, filed June 25, 2001,
                            Registration Nos. 333-63800 through 333-63800-20).
         *4.E.1          -- First Supplemental Indenture dated as of April 18, 2002 to the Indenture dated as of May 17, 2001 among El Paso
                            Energy Partners, L.P., El Paso Energy Partners Finance
                            Corporation, The Subsidiary Guarantors and JP Morgan
                            Chase Bank, as Trustee.
         *4.E.2          -- Second Supplemental Indenture dated as April 18, 2002 to the Indenture dated as of May 17, 2001 among El Paso
                            Energy Partners, L.P., El Paso Energy Partners Finance
                            Corporation, The Subsidiary Guarantors and JP Morgan
                            Chase Bank, as Trustee.
         10.A            -- General and Administrative Services Agreement by and
                            between DeepTech International Inc., El Paso Energy
                            Partners Company, and El Paso Field Services, L.P., dated
                            as of April 8, 2002 (Exhibit 10.A to our Form 8-K filed
                            April 22, 2002).
        *10.B.1          -- Second Amendment dated as of March 28, 2002 to Fifth
                            Amended and Restated Credit Agreement.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.N            -- Purchase, Sale and Merger Agreement by and between El
                            Paso Tennessee Pipeline Co. and El Paso Energy Partners,
                            L.P., dated as of April 1, 2002 (Exhibit 10.N to our Form
                            8-K filed April 22, 2002).
         10.O            -- Contribution Agreement by and between El Paso Field
                            Services Holding Company and El Paso Energy Partners,
                            L.P., dated as of April 1, 2002 (Exhibit 10.O to our Form
                            8-K filed April 22, 2002).
         10.P            -- Purchase and Sale Agreement by and between El Paso Energy
                            Partners, L.P. and El Paso Production GOM Inc. dated as
                            of April 1, 2002 (Exhibit 10.P to our Form 8-K filed
                            April 22, 2002).
         10.Q            -- Credit Agreement among EPN Holding Company, L.P., the
                            Lenders party thereto, Banc One Capital Markets, Inc. and
                            Wachovia Bank, N.A., as Co-Syndication Agents, Fleet
                            National Bank and Fortis Capital Corp., as
                            Co-Documentation Agents, and JPMorgan Chase Bank, as
                            Administrative Agent, dated as of April 8, 2002 (Exhibit
                            10.Q to our Form 8-K filed April 22, 2002).

     (b) Reports on Form 8-K

     We filed a current report on Form 8-K dated April 15, 2002, announcing the completion of a previously announced acquisition of certain Texas and New Mexico midstream assets from El Paso Corporation.

     We filed a current report on Form 8-K dated April 22, 2002, providing audited financial statements of the acquired businesses.

     We filed a current report on Form 8-K dated April 24, 2002, filing the consents from experts incorporated by reference in our Registration Statement on Form S-3 (File No. 333-85987).

     We filed a current report on Form 8-K dated April 29, 2002, filing the Underwriting Agreement in connection with our recent public offering of 3 million common units.

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

                                          EL PASO ENERGY PARTNERS, L.P.

                                          By: EL PASO ENERGY PARTNERS COMPANY,
                                            its General Partner

Date: May 15, 2002                        By:      /s/ KEITH B. FORMAN
                                            ------------------------------------
                                                      Keith B. Forman
                                             Vice President and Chief Financial
                                                           Officer

Date: May 15, 2002                        By:      /s/ D. MARK LELAND
                                            ------------------------------------
                                                       D. Mark Leland
                                            Senior Vice President and Controller
                                               (Principal Accounting Officer)

                               INDEX TO EXHIBITS

     Each exhibit identified below is filed as part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.D           -- Indenture dated as of May 27, 1999 among El Paso Energy
                            Partners, L.P., El Paso Energy Partners Finance
                            Corporation, the Subsidiary Guarantors and Chase Bank of
                            Texas, as Trustee (Exhibit 4.1 to our Registration
                            Statement on Form S-4, filed on June 24, 1999, File Nos.
                            333-81143 through 333-81143-17).
          *4.D.1         -- Sixth Supplemental Indenture dated as of April 18, 2002 to the Indenture dated as of May 27, 1999 among El Paso
                            Energy Partners, L.P., El Paso Energy Partners Finance
                            Corporation, the Subsidiary Guarantors and JP Morgan
                            Chase Bank, as Trustee.
          *4.D.2         -- Seventh Supplemental Indenture dated as April 18, 2002 to the Indenture dated as of May 27, 1999 among El Paso
                            Energy Partners, L.P., El Paso Energy Partners Finance
                            Corporation, the Subsidiary Guarantors and JP Morgan
                            Chase Bank, as Trustee.
           4.E           -- Indenture dated as of May 11, 2000 among El Paso Energy
                            Partners, L.P., El Paso Energy Partners Finance
                            Corporation, the Subsidiary Guarantors and The Chase
                            Manhattan Bank, as Trustee (Exhibit 4.1 to our
                            Registration Statement on Form S-4, filed June 25, 2001,
                            Registration Nos. 333-63800 through 333-63800-20).
          *4.E.1         -- First Supplemental Indenture dated as of April 18, 2002 to the Indenture dated as of May 17, 2001 among El Paso
                            Energy Partners, L.P., El Paso Energy Partners Finance
                            Corporation, The Subsidiary Guarantors and JP Morgan
                            Chase Bank, as Trustee.
          *4.E.2         -- Second Supplemental Indenture dated as April 18, 2002 to the Indenture dated as of May 17, 2001 among El Paso
                            Energy Partners, L.P., El Paso Energy Partners Finance
                            Corporation, The Subsidiary Guarantors and JP Morgan
                            Chase Bank, as Trustee.
          10.A           -- General and Administrative Services Agreement by and
                            between DeepTech International Inc., El Paso Energy
                            Partners Company, and El Paso Field Services, L.P., dated
                            as of April 8, 2002 (Exhibit 10.A to our Form 8-K filed
                            April 22, 2002).
         *10.B.1         -- Second Amendment dated as of March 28, 2002 to Fifth
                            Amended and Restated Credit Agreement.
          10.N           -- Purchase, Sale and Merger Agreement by and between El
                            Paso Tennessee Pipeline Co. and El Paso Energy Partners,
                            L.P., dated as of April 1, 2002 (Exhibit 10.N to our Form
                            8-K filed April 22, 2002).
          10.O           -- Contribution Agreement by and between El Paso Field
                            Services Holding Company and El Paso Energy Partners,
                            L.P., dated as of April 1, 2002 (Exhibit 10.O to our Form
                            8-K filed April 22, 2002).
          10.P           -- Purchase and Sale Agreement by and between El Paso Energy
                            Partners, L.P. and El Paso Production GOM Inc. dated as
                            of April 1, 2002 (Exhibit 10.P to our Form 8-K filed
                            April 22, 2002).
          10.Q           -- Credit Agreement among EPN Holding Company, L.P., the
                            Lenders party thereto, Banc One Capital Markets, Inc. and
                            Wachovia Bank, N.A., as Co-Syndication Agents, Fleet
                            National Bank and Fortis Capital Corp., as
                            Co-Documentation Agents, and JPMorgan Chase Bank, as
                            Administrative Agent, dated as of April 8, 2002 (Exhibit
                            10.Q to our Form 8-K filed April 22, 2002).