Form 10-Q
period 2002-06-30
EL PASO ENERGY PARTNERS LP
filed 2002-08-14
CIK 895040

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The registrant had 44,030,314 common units outstanding as of August 9, 2002.

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
                                  (UNAUDITED)

                                                        QUARTER ENDED       SIX MONTHS ENDED
                                                           JUNE 30,             JUNE 30,
                                                      ------------------   -------------------
                                                        2002      2001       2002       2001
                                                      --------   -------   --------   --------
Operating revenues..................................  $120,489   $44,987   $182,033   $ 99,489
                                                      --------   -------   --------   --------
Operating expenses
  Cost of natural gas...............................    27,343    11,193     39,501     34,164
  Operation and maintenance.........................    29,253     9,266     43,693     14,782
  Depreciation, depletion and amortization..........    18,116     8,072     30,665     16,374
  Asset impairment charge...........................        --        --         --      3,921
                                                      --------   -------   --------   --------
                                                        74,712    28,531    113,859     69,241
                                                      --------   -------   --------   --------
Operating income....................................    45,777    16,456     68,174     30,248
                                                      --------   -------   --------   --------
Other income (loss)
  Earnings (loss) from unconsolidated affiliates....     4,012     4,368      7,373       (344)
  Net gain (loss) on sale of assets.................        --      (870)       315    (11,251)
  Other income......................................       435       376        861     26,357
                                                      --------   -------   --------   --------
                                                         4,447     3,874      8,549     14,762
                                                      --------   -------   --------   --------
Income before interest and other charges............    50,224    20,330     76,723     45,010
                                                      --------   -------   --------   --------
Interest and debt expense...........................    21,534     8,700     33,292     19,623
Minority interest...................................         5        59          5        100
                                                      --------   -------   --------   --------
                                                        21,539     8,759     33,297     19,723
                                                      --------   -------   --------   --------
Income from continuing operations...................    28,685    11,571     43,426     25,287
Income (loss) from discontinued operations..........        60       273      4,445       (470)
                                                      --------   -------   --------   --------
Net income..........................................  $ 28,745   $11,844   $ 47,871   $ 24,817
                                                      ========   =======   ========   ========
Income (loss) allocation
  Series B unitholders..............................  $  3,630   $ 4,464   $  7,182   $  8,786
                                                      ========   =======   ========   ========
  General partner
     Continuing operations..........................  $ 10,799   $ 5,902   $ 19,490   $ 10,604
     Discontinued operations........................        --         2         44         (5)
                                                      --------   -------   --------   --------
                                                      $ 10,799   $ 5,904   $ 19,534   $ 10,599
                                                      ========   =======   ========   ========
  Limited partners
     Continuing operations..........................  $ 14,256   $ 1,205   $ 16,754   $  5,897
     Discontinued operations........................        60       271      4,401       (465)
                                                      --------   -------   --------   --------
                                                      $ 14,316   $ 1,476   $ 21,155   $  5,432
                                                      ========   =======   ========   ========
Basic and diluted earnings per unit
  Income from continuing operations.................  $   0.33   $  0.03   $   0.40   $   0.18
  Income (loss) from discontinued operations........        --      0.01       0.11      (0.02)
                                                      --------   -------   --------   --------
  Net income........................................  $   0.33   $  0.04   $   0.51   $   0.16
                                                      ========   =======   ========   ========
Weighted average number of units outstanding........    42,842    34,070     41,297     33,270
                                                      ========   =======   ========   ========

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT UNIT AMOUNTS)
                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   ------------
                                        ASSETS

Current assets
  Cash and cash equivalents.................................  $   18,815    $   13,084
  Accounts receivable, net..................................     103,608        56,025
  Other current assets......................................       4,910           557
                                                              ----------    ----------
          Total current assets..............................     127,333        69,666

Property, plant, and equipment, net.........................   1,750,684       917,867
Assets held for sale, net...................................          --       185,560
Investment in processing agreement..........................     116,944       119,981
Investment in unconsolidated affiliates.....................      46,518        34,442
Other noncurrent assets.....................................      34,527        29,754
                                                              ----------    ----------
          Total assets......................................  $2,076,006    $1,357,270
                                                              ==========    ==========

                           LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Accounts payable..........................................  $   35,968    $   24,905
  Accrued interest..........................................      11,679         6,401
  Current maturities of limited recourse financing..........          --        19,000
  Other current liabilities.................................      29,858         4,159
                                                              ----------    ----------
          Total current liabilities.........................      77,505        54,465

Revolving credit facilities.................................     521,000       300,000
Long-term debt..............................................     659,557       425,000
Limited recourse financing, less current maturities.........     160,000        76,000
Other noncurrent liabilities................................      24,939         1,079
                                                              ----------    ----------
          Total liabilities.................................   1,443,001       856,544
                                                              ----------    ----------
Commitments and contingencies

Minority interest...........................................         906            --

Partners' capital
  Limited partners
     Series B preference units; 125,392 units issued and
      outstanding...........................................     150,078       142,896
     Common units; 44,030,314 and 39,738,974 units issued
      and outstanding.......................................     476,734       354,019
          Accumulated other comprehensive loss allocated to
            limited partners' interests.....................        (100)       (1,259)
  General partner...........................................       5,388         5,083
          Accumulated other comprehensive loss allocated to
            general partner's interests.....................          (1)          (13)
                                                              ----------    ----------
          Total partners' capital...........................     632,099       500,726
                                                              ----------    ----------
          Total liabilities and partners' capital...........  $2,076,006    $1,357,270
                                                              ==========    ==========

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
Cash flows from operating activities
  Net income................................................  $  47,871   $  24,817
  Less income (loss) from discontinued operations...........      4,445        (470)
                                                              ---------   ---------
  Income from continuing operations.........................     43,426      25,287
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation, depletion and amortization...............     30,665      16,374
     Asset impairment charge................................         --       3,921
     Distributed earnings of unconsolidated affiliates
       (Earnings) loss from unconsolidated affiliates.......     (7,373)        344
       Distributions from unconsolidated affiliates.........      9,180      17,182
     Net (gain) loss on sales of assets.....................       (315)     11,251
     Other noncash items....................................      1,495       1,867
  Working capital changes, net of non-cash transactions.....    (20,514)    (18,942)
                                                              ---------   ---------
  Net cash provided by continuing operations................     56,564      57,284
  Net cash provided by (used in) discontinued operations....      5,037         (45)
                                                              ---------   ---------
          Net cash provided by operating activities.........     61,601      57,239
                                                              ---------   ---------
Cash flows from investing activities
  Additions to property, plant and equipment................    (91,318)   (151,761)
  Proceeds from sales of assets.............................      5,460     108,233
  Additions to investments in unconsolidated affiliates.....    (14,144)     (1,487)
  Cash paid for acquisitions, net of cash acquired..........   (730,166)     (8,000)
  Other.....................................................         --        (330)
                                                              ---------   ---------
  Net cash used in investing activities of continuing
     operations.............................................   (830,168)    (53,345)
  Net cash provided by (used in) investing activities of
     discontinued operations................................    186,477     (51,020)
                                                              ---------   ---------
          Net cash used in investing activities.............   (643,691)   (104,365)
                                                              ---------   ---------
Cash flows from financing activities
  Net proceeds from revolving credit facility...............    223,884     187,620
  Revolving credit repayments...............................    (10,000)   (446,000)
  Net proceeds from EPN Holding revolving credit facility...      7,000          --
  Net proceeds from EPN Holding term loan...................    530,529          --
  EPN Holding term loan repayment...........................   (375,000)         --
  Net proceeds from issuance of long-term debt..............    229,757     240,879
  Argo term loan repayment..................................    (95,000)         --
  Net proceeds from issuance of common units................    149,309      74,187
  Distributions to partners.................................    (73,214)    (48,122)
  Contribution from General Partner.........................        560         705
                                                              ---------   ---------
  Net cash provided by financing activities of continuing
     operations.............................................    587,825       9,269
  Net cash provided by (used in) financing activities of
     discontinued operations................................         (4)     49,961
                                                              ---------   ---------
          Net cash provided by financing activities.........    587,821      59,230
                                                              ---------   ---------
Increase in cash and cash equivalents.......................      5,731      12,104
Cash and cash equivalents
  Beginning of period.......................................     13,084      20,281
                                                              ---------   ---------
  End of period.............................................  $  18,815   $  32,385
                                                              =========   =========

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             AND CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

COMPREHENSIVE INCOME

                                                           QUARTER ENDED     SIX MONTHS ENDED
                                                             JUNE 30,            JUNE 30,
                                                         -----------------   -----------------
                                                          2002      2001      2002      2001
                                                         -------   -------   -------   -------
Net income.............................................  $28,745   $11,844   $47,871   $24,817
Other comprehensive income (loss)......................     (230)    1,123     1,171     1,123
                                                         -------   -------   -------   -------
Total comprehensive income.............................  $28,515   $12,967   $49,042   $25,940
                                                         =======   =======   =======   =======

ACCUMULATED OTHER COMPREHENSIVE LOSS

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
Beginning balance...........................................  $ (1,272)    $    --
  Unrealized mark-to-market losses arising during period....      (513)     (1,682)
  Reclassification adjustments for changes in initial value
     of derivative instruments to settlement date...........     1,684         410
                                                              --------     -------
Ending balance..............................................  $   (101)    $(1,272)
                                                              ========     =======

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our current report on Form 8-K/A dated July 19, 2002, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2002, and for the quarters and six months ended June 30, 2002 and 2001, are unaudited. We derived the balance sheet as of December 31, 2001, from the audited balance sheet filed in our current report on Form 8-K/A dated July 19, 2002. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not indicate the results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our previously reported net income or partners' capital. Additionally, we have reflected the results of operations from our Prince assets disposition as discontinued operations for all periods presented. See Note 3 for a further discussion of the Prince assets disposition.

     Our accounting policies are consistent with those discussed in our Form 8-K/A dated July 19, 2002, except as discussed below.

  Revenues and Cost of Natural Gas

     Prior to our acquisition of the EPN Holding assets, our cost of natural gas consisted primarily of gas purchased at El Paso Intrastate Alabama for resale. As a result of our acquisition of the EPN Holding assets, we are now incurring additional cost of natural gas related to system imbalances and for the purchase of natural gas as part of our producer services activities. As a convenience for our producers, we may purchase natural gas from them at the wellhead at an index price less an amount that compensates us for our gathering services. We then sell this gas into the open market at the same index price. We reflect these sales in our revenues and the related purchases as cost of natural gas.

  Goodwill and Other Intangible Assets

     On January 1, 2002, we adopted Statement of Financial Accounting Standards
(SFAS) No. 142, Goodwill and Other Intangible Assets. Our adoption of this standard did not have a material effect on our financial statements.

  Asset Impairments

     On January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 changed the accounting requirements related to when an asset qualifies as held for sale or as a discontinued operation and the way in which we evaluate impairments of assets. We applied SFAS No. 144 in accounting for our Prince assets, which were sold in April 2002. See Note 3, Prince Assets Disposition, for further information.

---------------

As generally used in the energy industry and in this document, the following terms have the following meanings:

/d         = per day                                    Mcf        = thousand cubic feet
Bbl        = barrel                                     MDth       = thousand dekatherms
MBbls      = thousand barrels                           MMcf       = million cubic feet
Bcf        = billion cubic feet                         MMBbls     = million barrels
When we refer to cubic feet measurements, all measurements are at 14.73 pounds per square inch.

2. ACQUISITIONS

  Proposed San Juan Assets Acquisition

     In July 2002, we entered into a letter of intent with El Paso Corporation, the indirect parent of our general partner, to acquire for $782 million El Paso Corporation's natural gas gathering system located in the San Juan Basin of New Mexico; natural gas liquids (NGL) transportation and fractionation assets located in Texas; and an oil and natural gas gathering system located in the deeper water regions of the Gulf of Mexico, referred to collectively as the San Juan assets. The purchase price is subject to adjustments primarily for working capital and capital expenditures.

     The parties' obligations under the letter of intent are subject to the satisfaction of specified conditions, including negotiating and executing definitive agreements, obtaining Hart-Scott-Rodino and other third-party approvals and consents, obtaining satisfactory results from ongoing due diligence and obtaining acceptable financing satisfactory to us. We expect to finance our acquisition of the San Juan assets through long-term debt and equity financing.

  EPN Holding Assets

     In April 2002, EPN Holding Company, L.P., our wholly-owned subsidiary, acquired from El Paso Corporation midstream assets located in Texas and New Mexico. The acquired assets, which we refer to as the EPN Holding assets, include:

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

     The $750 million purchase price was adjusted for the assumption of $15 million of working capital related to natural gas imbalances. The net consideration of $735 million for the EPN Holding assets was comprised of the following:

     - $420 million of cash;

     - $119 million of assumed short-term indebtedness payable to El Paso Corporation, which has been repaid;

     - $6 million in common units; and

     - $190 million in assets, comprised of our Prince tension leg platform
       (TLP) and our nine percent Prince overriding royalty interest.

     To finance substantially all of the cash consideration related to this acquisition, EPN Holding entered into a limited recourse credit agreement with a syndicate of commercial banks. See Note 6 for a further discussion of the EPN Holding credit agreement.

     We accounted for this acquisition as a purchase. Accordingly, an allocation of the purchase price has been assigned to the assets and liabilities acquired based upon their estimated fair value as of the acquisition date. The excess purchase price of approximately $11 million has been allocated to the EPGT Texas intrastate pipeline system. Such allocation is based on our internal evaluation of the assets. An independent appraisal of the fair value of the assets acquired is expected to be completed by the end of 2002.

     The following selected unaudited pro forma information represents our consolidated results of operations on a pro forma basis as if we acquired the EPN Holding assets on January 1, 2001:

                                                         QUARTER
                                                          ENDED          SIX MONTHS ENDED
                                                        JUNE 30,             JUNE 30,
                                                       -----------   -------------------------
                                                          2001          2002          2001
                                                       -----------   -----------   -----------
                                                       (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Operating revenues...................................   $134,507      $254,269      $294,569
Operating income.....................................   $ 40,490      $ 96,870      $ 55,437
Net income allocated to limited partners.............   $  9,743      $ 35,807      $ 10,095
Basic and diluted net income per unit................   $   0.29      $   0.86      $   0.30

     The selected pro forma information for the quarter ended June 30, 2002 is not provided as the proforma results of operations are not materially different from the actual results of operations for the period. The selected pro forma information does not necessarily represent what our results of operations actually would have been if these transactions and events had in fact occurred when assumed and are not necessarily representative of our results of operations for any future period.

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

3. PRINCE ASSETS DISPOSITION

     In connection with our April 2002 acquisition of the EPN Holding assets from El Paso Corporation, we sold our Prince TLP and our nine percent overriding royalty interest in the Prince Field to subsidiaries of El Paso Corporation. The results of operations for these assets have been accounted for as discontinued operations and have been excluded from continuing operations for all periods in our statements of income. Accordingly, the segment results in Note 9 reflect neither the results of operations for the Prince assets nor the related net assets held for sale. The Prince TLP was previously included in the Platform services segment and the related royalty interest was included in Other. Included in income from discontinued operations for the six months ended June 30, 2002, was operating revenues of $6.7 million attributable to those disposed assets. We did not recognize any operating revenue related to the Prince assets during the quarter and six months ended June 30, 2001, as these assets were placed into service in September 2001.

     The assets and liabilities related to the Prince assets disposition consist of the following:

                                                                DECEMBER 31,
                                                                    2001
                                                               --------------
                                                               (IN THOUSANDS)
Property, plant and equipment...............................      $189,432
Accumulated depreciation....................................        (3,872)
                                                                  --------
Assets held for sale, net...................................       185,560
                                                                  --------
Unamortized debt issue costs................................         1,091
Argo term loan..............................................       (95,000)
Accrued interest on Argo term loan..........................          (703)
                                                                  --------
     Net assets related to the Prince assets disposition....      $ 90,948
                                                                  ========

     In April 2002, we sold the Prince assets for $190 million and recognized a loss on the sale of less than $0.1 million which was recorded in the second quarter of 2002. In conjunction with this transaction, we repaid the related outstanding $95 million principal balance under our Argo term loan.

4. PARTNERS' CAPITAL

  Cash distributions

     The following table reflects our per unit cash distributions to our common unitholders and the total incentive distributions paid to our general partner during the six months ended June 30, 2002:

                                                              COMMON      GENERAL
MONTH PAID                                                     UNIT       PARTNER
----------                                                    ------   -------------
                                                                       (IN MILLIONS)
February....................................................  $0.625       $ 8.6
May.........................................................  $0.650       $10.6

     In July 2002, we declared a cash distribution of $0.65 per common unit for the quarter ended June 30, 2002, which we will pay on August 15, 2002, to holders of record as of July 31, 2002. In addition, we will pay our general partner $10.6 million in incentive distributions. At the current distribution rates, our general partner receives approximately 28 percent of our total cash distributions for its role as our general partner.

  Public offering of common units

     In April 2002, we issued 4,083,938 common units, which included 1,083,938 common units purchased by our general partner pursuant to its anti-dilution right under our partnership agreement at the public offering price of $37.86 per unit. We used the net cash proceeds of approximately $149 million to reduce indebtedness under EPN Holding's term loan. Also in April 2002, we issued approximately 159,000 common units at the then-current market price of $37.74 per unit to a subsidiary of El Paso Corporation as partial consideration for our acquisition of the EPN Holding assets. In addition, our general partner contributed approximately $0.6 million in cash to us in order to maintain its one percent capital account balance.

  Other

     In the second quarter of 2002, under the 1998 Unit Option Plan for Non-Employee Directors, we issued 5,429 restricted units with a grant price of $32.22 per unit. We have reflected the issuance of the restricted units as deferred compensation and as an increase in common units. This deferred compensation was approximately $175 thousand and was allocated 1% to our general partner and 99% to our limited partners and will be amortized over the vesting period of the restricted units, which we have estimated to be one year. The unamortized amount of our deferred compensation as of June 30, 2002, was approximately $1.8 million.

5. PROPERTY, PLANT AND EQUIPMENT

     Our property, plant and equipment consisted of the following:

                                                               JUNE 30,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
Property, plant and equipment, at cost
  Pipelines.................................................  $1,466,309    $  856,335
  Platforms and facilities..................................     125,904       125,546
  Processing plant..........................................     263,090       138,090
  Oil and natural gas properties............................     125,793       125,665
  Storage facilities........................................     155,710       156,800
  Construction work-in-progress.............................     234,494        99,667
                                                              ----------    ----------
                                                               2,371,300     1,502,103
Less accumulated depreciation, depletion, and
  amortization..............................................     620,616       584,236
                                                              ----------    ----------
     Property, plant and equipment, net.....................  $1,750,684    $  917,867
                                                              ==========    ==========

6. DEBT AND OTHER CREDIT FACILITIES

  Shelf registration

     In February 2002, our shelf registration statement, as filed with the Securities and Exchange Commission, covering up to $1 billion of securities representing limited partnership interests, became effective.

  Limited recourse financing

     EPN Holding credit agreement -- In connection with the acquisition of the EPN Holding assets from El Paso Corporation in April 2002, EPN Holding entered into a $560 million limited recourse credit agreement with a group of commercial banks. The credit agreement provides for a term loan of $535 million to finance the acquisition of the EPN Holding assets, and a revolving credit facility of up to $25 million to finance EPN Holding's working capital. EPN Holding's right to borrow money from time to time under the revolving credit facility is dependent on its continued compliance with the conditions and covenants provided in the credit agreement, including its compliance with various financial ratios. Subject to specified exceptions, EPN Holding is required to repay the term loan with any net proceeds received from specified types of events or transactions, including purchase price adjustment settlements, insurance claim settlements and our issuance of equity securities and specified debt securities. This credit agreement limits EPN Holding's ability to pay distributions to us. EPN Holding's obligations under the credit agreement are guaranteed by substantially all of its subsidiaries and EPN Holding Company I, L.P. and EPN GP Holding, L.L.C., our two subsidiaries that own the equity interests in EPN Holding. At the time of its acquisition, EPN Holding borrowed $535 million ($531 million, net of issuance costs) under this term loan and had $25 million available under the revolving credit facility. EPN Holding pays an annual commitment fee of 0.50% on the average daily amount available under both the revolving credit facility and the term loan. Both loans mature in April 2005. We used net proceeds of approximately $149 million from our April 2002 common unit offering, $0.6 million contributed by our general partner to maintain its one percent capital account balance and $225 million of the proceeds from our May 2002 offering of 8.5% senior subordinated notes to reduce indebtedness under the term loan. As of June 30, 2002, the outstanding balance under the term loan was $160 million bearing interest at a rate of 4.49% and the balance outstanding under the revolving credit facility was $7 million bearing interest at a rate of 4.34%.

     Argo term loan -- This loan with a balance of $95 million, including current maturities, at December 31, 2001, was repaid in full in April 2002 in connection with the EPN Holding asset acquisition.

  Senior Subordinated Notes

     In May 2002, we issued $230 million in aggregate principal amount of 8.5% Senior Subordinated Notes due June 2011. The Senior Subordinated Notes were issued for $234.6 million (proceeds of approximately $230 million, net of issuance costs). We used proceeds of $225 million to reduce indebtedness under our EPN Holding term loan and the remainder for general partnership purposes. In August 2002, we filed a registration statement for an offer to exchange these notes for debt securities with identical terms.

  Revolving credit facility

     As of June 30, 2002, we had $514 million outstanding with an average interest rate of 3.54% under our $600 million revolving credit facility with the full unused amount available.

  Other credit facility

     Poseidon Oil Pipeline Company, L.L.C., an unconsolidated affiliate, is party to a $185 million credit agreement under which it has outstanding obligations that may restrict its ability to pay distributions to its owners.

     In January 2002, Poseidon entered into a two-year interest rate swap agreement to fix the interest rate at 4.99% through January 2004 on $75 million of the $150 million outstanding on its credit facility. As of June 30, 2002, the remaining $75 million was at an average floating interest rate of 3.56%.

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

     Our Argo L.L.C. subsidiary received a claim from its contractor related to our recently completed Prince TLP. The contractor received a request for additional payments from its subcontractor as a result of variation orders and is seeking to pass these costs along to Argo. After negotiations, the contractor and the subcontractor agreed upon a settlement in July 2002. This settlement will not have a material adverse effect on our financial position, results of operations or cash flow.

     Under the terms of our agreement to acquire the EPN Holding assets, subsidiaries of El Paso Corporation have agreed to indemnify us against all obligations related to existing legal matters at the acquisition date, including the legal matters involving Leapartners, L.P., City of Edinburg and Houston Pipe Line Company LP discussed below.

     During 2000, Leapartners, L.P. filed a suit against an affiliate of El Paso Corporation and others in the District Court of Loving County, Texas, alleging a breach of contract to gather and process gas in areas of western Texas related to an asset now owned by EPN Holding. In May 2001, the court ruled in favor of Leapartners and entered a judgment against El Paso Field Services of approximately $10 million. El Paso Field Services has filed an appeal with the Eighth Court of Appeals in El Paso, Texas.

     Also, EPGT Texas Pipeline L.P., now owned by EPN Holding, is involved in litigation with the City of Edinburg concerning the City's claim that EPGT Texas was required to pay pipeline franchise fees under a contract the City had with Rio Grande Valley Gas Company, which was previously owned by EPGT Texas and is now owned by Southern Union Gas Company. An adverse judgment against Southern Union and EPGT Texas was rendered in December 1998 and upheld for breach of contract, holding both EPGT Texas and Southern Union jointly and severally liable to the City for approximately $4.7 million. The judgment relies on the single business enterprise doctrine to impose contractual obligations on EPGT Texas and Southern Union's entities that were not parties to the contract with the City. EPGT Texas has appealed this case to the Texas Supreme Court seeking reversal of the judgment rendered against EPGT Texas. The City seeks a remand to the trial court of its claim of tortious interference against EPGT Texas. The briefing before the Texas Supreme Court is complete.

     In December 2000, a 30-inch natural gas pipeline jointly owned now by EPN Holding and Houston Pipe Line Company LP ruptured in Mont Belvieu, Texas, near Baytown, resulting in substantial property damage and minor physical injury. EPN Holding is the operator of the pipeline. Lawsuits have been filed in state district court in Chambers County, Texas. An additional landowner has intervened in the Chambers County suits, as well as the homeowners' insurers. The suits seek recovery for physical pain and suffering, mental anguish, physical impairment, medical expenses, and property damage. Houston Pipe Line Company has been added as an additional defendant. In accordance with the terms of the operating agreement, EPN Holding has agreed to assume the defense of and to indemnify Houston Pipe Line Company in the litigated cases. Discovery is proceeding and trial is set for November 2002. As discussed above, any obligation to Houston Pipe Line Company incurred by EPN Holding is indemnified by subsidiaries of El Paso Corporation.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of June 30, 2002, we had no reserves for our outstanding legal matters.

     While the outcome of our outstanding legal matters cannot be predicted with certainty, based on the information known to date, we do not expect the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows. As new information becomes available or relevant developments occur, we will establish accruals as appropriate. The impact of these changes may have a material effect on our results of operations.

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2002, we had a reserve of approximately $24 million for remediation costs expected to be incurred over time associated with mercury meters. We assumed this liability in connection with our April 2002 acquisition of the EPN Holding assets.

     While the outcome of our outstanding environmental matters cannot be predicted with certainty, based on the information known to date and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, results of operations or cash flows. It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations.

  Regulatory Matters

     In September 2001, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (NOPR) that proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. Since our High Island Offshore System
(HIOS) and Petal Gas Storage facility are interstate facilities as defined by the Natural Gas Act, the proposed regulations, if adopted by FERC, would dictate how HIOS and Petal conduct business and interact with all of our energy affiliates and El Paso Corporation's energy affiliates. A public hearing was held on May 21, 2002 at which interested parties were given an opportunity to comment further on the NOPR. We cannot predict the outcome of the NOPR, but adoption of the regulations in substantially the form proposed would, at a minimum, place administrative and operational burdens on us. Further, more fundamental changes could be required such as a complete organizational separation or sale of HIOS and Petal.

     In July 2002, the FERC issued a Notice of Inquiry (NOI) that seeks comments regarding its policy, established in 1996, of permitting pipelines to enter into negotiated rate transactions. The FERC is now undertaking a review of whether negotiated rates should be capped, whether or not a pipeline's "recourse rate"

(its cost of service based rate) continues to serve as a viable alternative and safeguard against the exercise of alleged pipeline market power, as well as other issues related to its negotiated rate program. Comments are due on September 25, 2002, with reply comments due on October 25, 2002. We cannot predict the outcome of this NOI.

     In August 2002, the FERC issued a NOPR requiring that all arrangements concerning the cash management or money pool arrangements between a FERC regulated subsidiary and a non FERC regulated parent must be in writing, and set forth: the duties and responsibilities of cash management participants and administrators; the methods of calculating interest and for allocating interest income and expenses; and the restrictions on deposits or borrowings by money pool members. The NOPR also requires certain specified documentation for all deposits into, borrowings from, interest income from, and interest expenses related to, these arrangements. Finally, the NOPR proposes that as a condition of participating in a cash management or money pool arrangement, the FERC regulated entity must maintain a minimum proprietary capital balance of 30 percent, and the FERC regulated entity and its parent must maintain investment grade credit ratings. Comments on the NOPR are due on August 22, 2002. We cannot predict the outcome of this NOPR.

     Also in August 2002, FERC's Chief Accountant issued, to be effective immediately, an Accounting Release providing guidance on how jurisdictional entities should account for money pool arrangements and the types of documentation that should be maintained for these arrangements. The Accounting Release sets forth the documentation requirements set forth in the NOPR for money pool arrangements, but does not address the requirements in the NOPR that as a condition for participating in money pool arrangements the FERC regulated entity must maintain a minimum proprietary capital balance of 30 percent and that the entity and its parent must have investment grade credit ratings. Requests for rehearing are due on September 3, 2002.

     In December 1999, EPGT Texas filed a petition with the FERC for approval of its rates for interstate transportation service. In June 2002, the FERC issued an order that required revisions to EPGT Texas' proposed rates. It also ordered refunds to customers for the difference, if any, between the originally proposed levels and the revised rates ordered by the FERC. The changes ordered by the FERC involve reductions to rate of return, depreciation rates and revisions to the proposed rate design, including a requirement to separately state rates for gathering service. We believe the amount of any rate refund would be minimal since, as provided for in our tariff, we were not charging our customers at the maximum rate. In July 2002, EPGT Texas requested rehearing on certain issues raised by the FERC's order, including the ordered changes to rate design and depreciation rates, and the requirement to separately state a gathering rate. This request has been granted and is scheduled to be concluded by October 15, 2002.

     While the outcome of our rates and regulatory matters cannot be predicted with certainty, based on the information known to date, we do not expect the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows. As new information becomes available or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations.

  Other Matters

     As a result of current circumstances surrounding the energy sector, the creditworthiness of several industry participants has been called into question. We have taken actions to mitigate our exposure in this area; however, should several industry participants file for Chapter 11 bankruptcy protection, it could have a material adverse effect on our financial position, results of operations or cash flows.

8. ACCOUNTING FOR HEDGING ACTIVITIES

     A majority of our commodity purchases and sales, which relate to sales of oil and natural gas associated with our production operations, purchases and sales of natural gas associated with our El Paso Intrastate Alabama (EPIA) pipeline and sales of liquids associated with our interest in the Indian Basin processing plant, are at spot market or forward market prices. We use futures, forward contracts, and swaps to limit our exposure to fluctuations in the commodity markets and allow for a fixed cash flow stream from these activities.

     At June 30, 2002, in connection with our EPIA operations, we have fixed price contracts with specific customers for the sale of predetermined volumes of natural gas for delivery over established periods of time. We entered into cash flow hedges in 2001 to offset the risk of increasing natural gas prices. As of June 30, 2002, the fair value of these cash flow hedges is approximately $9 thousand. For the six months ended June 30, 2002, the majority of these cash flow hedges expired and we reclassified a loss of $1.5 million from accumulated other comprehensive income to earnings. No ineffectiveness exists in our hedging relationship because all purchase and sale prices are based on the same index and volumes as the hedge transaction. We estimate the entire amount will be reclassified from accumulated other comprehensive income to earnings over the next twelve months.

     Starting in April 2002, in connection with our EPN Holding acquisition, we have swaps in place for our interest in the Indian Basin processing plant to hedge the price received for the sale of natural gas liquids. As of June 30, 2002, the fair value of these cash flow hedges was a $0.2 million asset resulting in an unrealized gain of $0.2 million. We do not expect any ineffectiveness in our hedging relationship since all sale prices are based on the same index as the hedge transaction. We estimate the entire amount will be reclassified from accumulated other comprehensive income to earnings over the next three months.

     In January 2002, Poseidon entered into a two-year interest rate swap agreement to fix the interest rate on $75 million of its $150 million variable rate revolving credit facility at 4.99% over the life of the swap. As of June 30, 2002, the fair value of its interest rate swap was a liability of $0.7 million resulting in accumulated other comprehensive loss of $0.7 million. We included our 36 percent share of this liability of $0.3 million as a reduction of our investment in Poseidon and as loss in accumulated other comprehensive income which we estimate will be reclassified to earnings proportionately over the next 18 months. Additionally, we have recognized in income our 36 percent share of Poseidon's realized loss of $0.6 million for the six months ended June 30, 2002, or $0.2 million, through our earnings from unconsolidated affiliates.

     Our counterparties for EPIA and Indian Basin hedging activities are El Paso Merchant Energy and El Paso Field Services, affiliates of our general partner. We do not require collateral and do not anticipate non-performance by our counterparties. The counterparty for Poseidon hedging activity is Credit Lyonnais. Poseidon does not require collateral and does not anticipate non-performance by the counterparty.

9. SEGMENT INFORMATION

     In light of our expectation of acquiring additional natural gas pipeline and processing assets, effective January 1, 2002, we revised and renamed our business segments to reflect the change in composition of our operations as discussed below. We have segregated our business activities into four distinct operating segments:

     - Natural gas pipelines and plants;

     - Oil and NGL logistics;

     - Natural gas storage; and

     - Platform services.

     In October 2001, we acquired the Chaco processing plant and reflected the operations of this asset in our Oil and NGL logistics segment. With the change in our segments, we moved the Chaco processing plant to our Natural gas pipelines and plants segment. As a result of our sale of the Prince TLP and our nine percent overriding royalty interest in the Prince Field in April 2002, the results of operations from these assets are reflected as discontinued operations in our statements of income for all periods presented. Accordingly, the segment results reflect neither the results of operations for the Prince assets nor the related assets held for sale. Beginning in 2002, operations from our oil and natural gas production are reflected in Other.

     We have restated the prior periods, to the extent practicable, in order to conform to our current business segment presentation. The restated results of operations for the quarter and six months ended June 30, 2001, are not necessarily indicative of the results which would have been achieved had the revised business structure been in effect during the period.

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

                          QUARTER ENDED JUNE 30, 2002

                                   NATURAL GAS    OIL AND     NATURAL
                                   PIPELINES &      NGL         GAS      PLATFORM
                                     PLANTS      LOGISTICS    STORAGE    SERVICES   OTHER(1)     TOTAL
                                   -----------   ----------   --------   --------   --------   ----------
                                                               (IN THOUSANDS)
Revenue from external
  customers......................  $   95,195     $  9,750    $  5,467   $  5,165   $  4,912   $  120,489
Intersegment revenue.............          58           --          --      3,114     (3,172)          --
Depreciation, depletion and
  amortization...................      12,247        1,663       1,401      1,011      1,794       18,116
Operating income (loss)..........      34,857        5,725         690      6,423     (1,918)      45,777
Earnings from unconsolidated
  affiliates.....................          --        4,012          --         --         --        4,012
EBIT.............................      34,872        9,738         690      6,423     (1,499)      50,224
Performance cash flows...........      47,119       12,069       2,091      7,493      2,212       70,984
Assets...........................   1,402,890      189,574     299,556    107,012     76,974    2,076,006

                          QUARTER ENDED JUNE 30, 2001

                                        NATURAL GAS    OIL AND     NATURAL
                                        PIPELINES &      NGL         GAS      PLATFORM
                                          PLANTS      LOGISTICS    STORAGE    SERVICES   OTHER(1)    TOTAL
                                        -----------   ----------   --------   --------   --------   --------
                                                                   (IN THOUSANDS)
Revenue from external customers.......   $ 19,938      $  8,464    $  5,490   $  4,036   $  7,059   $ 44,987
Intersegment revenue..................         97            --          22      3,162     (3,281)        --
Depreciation, depletion and
  amortization........................      2,033         1,465       1,401        966      2,207      8,072
Operating income (loss)...............      5,416         5,316       2,367      5,521     (2,164)    16,456
Earnings (loss) from unconsolidated
  affiliates..........................       (989)        5,357          --         --         --      4,368
EBIT..................................      3,911        10,673       2,367      5,521     (2,142)    20,330
Performance cash flows................     11,403        13,441       3,768      6,343      1,961     36,916
Assets................................    241,906       200,761     185,591    108,975     66,587    803,820

----------

(1) Represents predominately our oil and natural gas production operations as well as intersegment eliminations.

                         SIX MONTHS ENDED JUNE 30, 2002

                                       NATURAL GAS    OIL AND     NATURAL
                                       PIPELINES &      NGL         GAS      PLATFORM
                                         PLANTS      LOGISTICS    STORAGE    SERVICES   OTHER(1)     TOTAL
                                       -----------   ----------   --------   --------   --------   ----------
                                                                   (IN THOUSANDS)
Revenue from external customers......  $  135,555     $ 18,576    $  9,855   $  9,627   $ 8,420    $  182,033
Intersegment revenue.................         117           --          --      6,223    (6,340)           --
Depreciation, depletion and
  amortization.......................      18,752        3,131       2,802      2,103     3,877        30,665
Operating income (loss)..............      48,212       10,472       1,998     12,516    (5,024)       68,174
Earnings from unconsolidated
  affiliates.........................          --        7,373          --         --        --         7,373
EBIT.................................      48,545       17,846       1,998     12,516    (4,182)       76,723
Performance cash flows...............      67,297       22,784       4,800     20,315     4,306       119,502
Assets...............................   1,402,890      189,574     299,556    107,012    76,974     2,076,006

                         SIX MONTHS ENDED JUNE 30, 2001

                                        NATURAL GAS    OIL AND     NATURAL
                                        PIPELINES &      NGL         GAS      PLATFORM
                                          PLANTS      LOGISTICS    STORAGE    SERVICES   OTHER(1)    TOTAL
                                        -----------   ----------   --------   --------   --------   --------
                                                                   (IN THOUSANDS)
Revenue from external customers.......   $ 50,897      $ 12,736    $ 10,448   $  7,894   $ 17,514   $ 99,489
Intersegment revenue..................        213            --          22      6,337     (6,572)        --
Depreciation, depletion and
  amortization........................      4,400         2,181       2,802      2,093      4,898     16,374
Asset impairment charge...............      3,921            --          --         --         --      3,921
Operating income (loss)...............      7,383         7,943       4,880     10,294       (252)    30,248
Earnings (loss) from unconsolidated
  affiliates..........................     (9,794)        9,450          --         --         --       (344)
EBIT..................................     12,117        17,393       4,900     10,276        324     45,010
Performance cash flows................     22,911        20,456       7,702     12,060      9,014     72,143
Assets................................    241,906       200,761     185,591    108,975     66,587    803,820

----------

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

                       PERFORMANCE CASH FLOWS BY SEGMENT

                                             NATURAL GAS    OIL AND     NATURAL
                                             PIPELINES &      NGL         GAS     PLATFORM
                                               PLANTS      LOGISTICS    STORAGE   SERVICES    OTHER     TOTAL
                                             -----------   ----------   -------   --------   -------   --------
                                                                       (IN THOUSANDS)
QUARTER ENDED JUNE 30, 2002
EBIT.......................................    $34,872      $ 9,738     $  690    $ 6,423    $(1,499)  $ 50,224
Plus: Depreciation, depletion and
  amortization.............................     12,247        1,663      1,401      1,011      1,794     18,116
  Cash distributions from unconsolidated
     affiliates............................         --        4,680         --         --         --      4,680
  Net cash payment received from El Paso
     Corporation...........................         --           --         --         --      1,917      1,917
  Discontinued operations of Prince
     facilities............................         --           --         --         59         --         59
Less: Earnings from unconsolidated
  affiliates...............................         --        4,012         --         --         --      4,012
                                               -------      -------     ------    -------    -------   --------
Performance cash flows.....................    $47,119      $12,069     $2,091    $ 7,493    $ 2,212   $ 70,984
                                               =======      =======     ======    =======    =======   ========

                                             NATURAL GAS    OIL AND     NATURAL
                                             PIPELINES &      NGL         GAS     PLATFORM
                                               PLANTS      LOGISTICS    STORAGE   SERVICES    OTHER     TOTAL
                                             -----------   ----------   -------   --------   -------   --------
                                                                       (IN THOUSANDS)
QUARTER ENDED JUNE 30, 2001
EBIT.......................................    $ 3,911      $10,673     $2,367    $ 5,521    $(2,142)  $ 20,330
Plus: Depreciation, depletion and
  amortization.............................      2,033        1,465      1,401        966      2,207      8,072
  Cash distributions from unconsolidated
     affiliates............................      3,600        6,660         --         --         --     10,260
  Net cash payment received from El Paso
     Corporation...........................         --           --         --         --      1,896      1,896
  Discontinued operations of Prince
     facilities............................         --           --         --       (144)        --       (144)
  Loss on sale of Gulf of Mexico assets....        870           --         --         --         --        870
Less: Earnings (loss) from unconsolidated
  affiliates...............................       (989)       5,357         --         --         --      4,368
                                               -------      -------     ------    -------    -------   --------
Performance cash flows.....................    $11,403      $13,441     $3,768    $ 6,343    $ 1,961   $ 36,916
                                               =======      =======     ======    =======    =======   ========
SIX MONTHS ENDED JUNE 30, 2002
EBIT.......................................    $48,545      $17,846     $1,998    $12,516    $(4,182)  $ 76,723
Plus: Depreciation, depletion and
  amortization.............................     18,752        3,131      2,802      2,103      3,877     30,665
  Cash distributions from unconsolidated
     affiliates............................         --        9,180         --         --         --      9,180
  Net cash payment received from El Paso
     Corporation...........................         --           --         --         --      3,799      3,799
  Discontinued operations of Prince
     facilities............................         --           --         --      5,696        812      6,508
Less: Earnings from unconsolidated
  affiliates...............................         --        7,373         --         --         --      7,373
                                               -------      -------     ------    -------    -------   --------
Performance cash flows.....................    $67,297      $22,784     $4,800    $20,315    $ 4,306   $119,502
                                               =======      =======     ======    =======    =======   ========
SIX MONTHS ENDED JUNE 30, 2001
EBIT.......................................    $12,117      $17,393     $4,900    $10,276    $   324   $ 45,010
Plus: Depreciation, depletion and
  amortization.............................      4,400        2,181      2,802      2,093      4,898     16,374
  Asset impairment charge..................      3,921           --         --         --         --      3,921
  Cash distributions from unconsolidated
     affiliates............................      6,850       10,332         --         --         --     17,182
  Net cash payment received from El Paso
     Corporation...........................         --           --         --         --      3,792      3,792
  Discontinued operations of Prince
     facilities............................         --           --         --       (327)        --       (327)
  Loss on sale of Gulf of Mexico assets....      7,793           --         --      3,458         --     11,251
Less: Earnings (loss) from unconsolidated
  affiliates...............................     (9,794)       9,450         --         --         --       (344)
  Non-cash earnings related to future
     payments from El Paso Corporation.....     21,964           --         --      3,440         --     25,404
                                               -------      -------     ------    -------    -------   --------
Performance cash flows.....................    $22,911      $20,456     $7,702    $12,060    $ 9,014   $ 72,143
                                               =======      =======     ======    =======    =======   ========

10. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     We hold investments in various affiliates which we account for using the equity method of accounting. In October 2001, we acquired the remaining 50 percent of Deepwater Holdings L.L.C. that we did not already own. Following this transaction, Deepwater Holdings has been consolidated in our financial statements from the acquisition date. Summarized financial information for these investments is as follows:

                         SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                              POSEIDON
                                                              --------
OWNERSHIP INTEREST..........................................      36%
                                                              =======
OPERATING RESULTS DATA:
  Operating revenues........................................  $29,825
  Other income..............................................      929
  Operating expenses........................................   (2,670)
  Depreciation..............................................   (4,137)
  Other expenses............................................   (3,468)
                                                              -------
  Net income................................................  $20,479
                                                              =======
OUR SHARE:
  Allocated income from Poseidon............................  $ 7,372
  Adjustments(1)............................................        1
                                                              -------
  Earnings from unconsolidated affiliates...................  $ 7,373
                                                              =======
  Allocated distributions...................................  $ 9,180
                                                              =======

                         SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                     DEEPWATER                 DIVESTED
                                                     HOLDINGS    POSEIDON   INVESTMENTS(2)    TOTAL
                                                     ---------   --------   --------------   -------
OWNERSHIP INTEREST.................................       50%        36%            --
                                                     ========    =======        ======
OPERATING RESULTS DATA:
  Operating revenues...............................  $ 28,040    $36,982        $1,982
  Other income (loss)..............................        --        250           (85)
  Operating expenses...............................    (8,640)    (2,065)         (590)
  Depreciation.....................................    (5,632)    (5,675)         (953)
  Other expenses (income)..........................    (4,779)    (3,735)          222
  Loss on sale.....................................   (21,044)        --            --
                                                     --------    -------        ------
  Net income (loss)................................  $(12,055)   $25,757        $  576
                                                     ========    =======        ======
OUR SHARE:
  Allocated income (loss)..........................  $(10,008)   $ 9,273        $  148
  Adjustments(1)...................................        75        177            (9)
                                                     --------    -------        ------
  Earnings (loss) from unconsolidated affiliates...  $ (9,933)   $ 9,450        $  139       $  (344)
                                                     ========    =======        ======       =======
  Allocated distributions..........................  $  6,850    $10,332        $   --       $17,182
                                                     ========    =======        ======       =======

----------

(1) We recorded adjustments primarily for differences from estimated year end earnings reported in our Annual Report on Form 10-K and actual earnings reported in the audited annual reports of our unconsolidated affiliates. For the six months ended June 30, 2001, we recorded an additional adjustment relating to the sale of Stingray Pipeline Company, U-T Offshore System
    (UTOS) and West Cameron. The loss on these sales was not allocated proportionately with Deepwater Holdings' ownership percentages because the capital contributed by us was a larger amount of capital at the formation and therefore we were allocated a larger portion of the loss. Our total share of the loss relating to these sales was approximately $14 million.

(2) Divested Investments includes Manta Ray Offshore Gathering Company, L.L.C. and Nautilus Pipeline Company L.L.C. In January 2001, we sold our 25.67% interest in Manta Ray Offshore and our 25.67% interest in Nautilus.

     In June 2002, we formed Deepwater Gateway, L.L.C., a 50/50 joint venture with Cal Dive International Inc., to construct and install the Marco Polo platform. The total cost of the project is estimated to be $206 million or approximately $103 million for our share. As of June 30, 2002, we have contributed $12 million to Deepwater Gateway.

11. RELATED PARTY TRANSACTIONS

     Our transactions with related parties and affiliates are as follows:

                                                    QUARTER ENDED     SIX MONTHS ENDED
                                                      JUNE 30,            JUNE 30,
                                                  -----------------   -----------------
                                                   2002      2001      2002      2001
                                                  -------   -------   -------   -------
                                                             (IN THOUSANDS)
Revenues received from related parties
  Natural gas pipelines and plants..............  $47,610   $ 3,939   $60,464   $ 7,782
  Oil and NGL logistics.........................    6,992     6,745    13,225     9,051
  Natural gas storage...........................       68     1,435        67     2,313
  Platform services.............................       --         1        --        35
  Other.........................................    2,673     1,520     4,946     2,821
                                                  -------   -------   -------   -------
                                                  $57,343   $13,640   $78,702   $22,002
                                                  =======   =======   =======   =======
Expenses paid to related parties
  Cost of natural gas...........................  $ 6,133   $ 7,610   $14,534   $22,996
  Operating expenses............................   14,680     8,301    23,616    15,251
                                                  -------   -------   -------   -------
                                                  $20,813   $15,911   $38,150   $38,247
                                                  =======   =======   =======   =======
Reimbursements received from related parties
  Operating expenses............................  $   525   $ 1,309   $ 1,050   $ 6,218
                                                  =======   =======   =======   =======

     There have been no changes to our related party relationships, except as described below, from those described in Note 9 of our audited financial statements filed in our current report on Form 8-K/A dated July 19, 2002.

     At June 30, 2002, and December 31, 2001, our accounts receivable due from related parties was $75.4 million and $22.9 million. At June 30, 2002 and December 31, 2001, our accounts payable due to related parties was $21.8 million and $9.9 million.

     In connection with the sale of our Gulf of Mexico assets in January 2001, El Paso Corporation agreed to make quarterly payments to us of $2.25 million for three years beginning March 2001 and $2 million in the first quarter of 2004. The present value of the amounts due from El Paso Corporation were classified as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
                                                                  (IN THOUSANDS)
Accounts receivable, net....................................  $ 8,064      $ 7,745
Other noncurrent assets.....................................    6,245       10,362
                                                              -------      -------
                                                              $14,309      $18,107
                                                              =======      =======

  Revenues received from related parties

     EPN Holding Assets. In connection with our EPN Holding transaction, we acquired gathering, transportation and processing contracts with affiliates of our general partner. For the quarter and six months ended June 30, 2002, we received $24.2 million from El Paso Merchant Energy North America Company, $9.4 million from El Paso Field Services and $1.4 million from El Paso Production Company.

  Expenses paid to related parties

     Cost of natural gas. In connection with our EPN Holding transaction, we acquired contracts with affiliates of our general partner. For the quarter and six months ended June 30, 2002, we had natural gas imbalance settlement expenses of $1.2 million from El Paso Natural Gas Company, $0.2 million from Tennessee Gas Pipeline Company and $0.2 million from El Paso Merchant Energy North America Company.

     Operating expenses. In connection with our EPN Holding transaction, we acquired operating agreements with El Paso Field Services. For the quarter and six months ended June 30, 2002, we had operating expenses of $5.1 million.

     Under a general and administrative services agreement between subsidiaries of El Paso Corporation and us, a fee of approximately $0.8 million per month is charged to our general partner, and accordingly, to us, which is intended to approximate the amount of resources allocated by El Paso Corporation and its affiliates in providing various operational, financial, accounting and administrative services on behalf of our general partner and us. In April 2002, in connection with our acquisition of EPN Holding assets, our general and administrative services agreement was extended to December 31, 2005, and the fee increased to approximately $1.6 million per month. We believe this fee approximates the actual costs incurred.

     The following table provides summary data categorized by our related parties:

                                                           QUARTER ENDED     SIX MONTHS ENDED
                                                             JUNE 30,            JUNE 30,
                                                         -----------------   -----------------
                                                          2002      2001      2002      2001
                                                         -------   -------   -------   -------
                                                                    (IN THOUSANDS)
Revenues received from related parties
  El Paso Corporation
     El Paso Merchant Energy North America Company.....  $30,212   $ 5,228   $36,165   $10,078
     El Paso Production Company........................    2,472     1,106     3,564     1,947
     Tennessee Gas Pipeline Company....................       --       560        --       614
     El Paso Field Services............................   24,659     6,745    38,973     9,051
     Southern Natural Gas Company......................       --        --        --       277
  Unconsolidated Subsidiaries
     Manta Ray Offshore(1).............................       --         1        --        35
                                                         -------   -------   -------   -------
                                                         $57,343   $13,640   $78,702   $22,002
                                                         =======   =======   =======   =======
Cost of natural gas purchased from related parties
  El Paso Corporation
     El Paso Merchant Energy North America Company.....  $ 3,548   $ 5,730   $10,758   $18,802
     El Paso Production Company........................    1,137     1,847     2,251     4,087
     Tennessee Gas Pipeline Company....................      249        --       249        --
     Southern Natural Gas Company......................       40        33       117       107
     El Paso Natural Gas Company.......................    1,159        --     1,159        --
                                                         -------   -------   -------   -------
                                                         $ 6,133   $ 7,610   $14,534   $22,996
                                                         =======   =======   =======   =======
Operating expenses paid to related parties
  El Paso Corporation
     El Paso Field Services............................  $14,545   $ 8,164   $23,371   $14,979
  Unconsolidated Subsidiaries
     Poseidon Oil Pipeline Company.....................      135       137       245       272
                                                         -------   -------   -------   -------
                                                         $14,680   $ 8,301   $23,616   $15,251
                                                         =======   =======   =======   =======
Reimbursements received from related parties
  Unconsolidated Subsidiaries
     Poseidon Oil Pipeline Company.....................  $   525   $    --   $ 1,050   $    --
     Deepwater Holdings(2).............................       --     1,302        --     6,203
     Manta Ray Offshore(1).............................       --         7        --        15
                                                         -------   -------   -------   -------
                                                         $   525   $ 1,309   $ 1,050   $ 6,218
                                                         =======   =======   =======   =======

----------

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

12. GUARANTOR FINANCIAL INFORMATION

     On May 1, 2001, we purchased our general partner's 1.01 percent non-managing interest owned in twelve of our subsidiaries for $8 million. As a result of this acquisition, all of our subsidiaries, but not our equity investees, are wholly owned by us. As of June 30, 2002, our revolving credit facility is guaranteed by each of our subsidiaries (excluding our EPN Holding subsidiaries) and is collateralized by our management agreement, substantially all of our assets, and our general partner's one percent general partner interest. In addition, all of our senior subordinated notes are guaranteed by all of our subsidiaries except EPN Holding's subsidiaries. The EPN Holding credit agreement is guaranteed by all of EPN Holding's subsidiaries and by EPN Holding I, L.P. and EPN GP Holding L.L.C., our unrestricted subsidiaries that own the equity interests in EPN Holding, and is collateralized by substantially all of the assets of EPN Holding and the guarantors. We are providing the following condensed consolidating financial information of us (as the Issuer) and our subsidiaries as if our current organizational structure were in place for all periods presented. The consolidating eliminations column on our balance sheets eliminate our investment in consolidated subsidiaries, intercompany payables and receivables and other transactions between subsidiaries.

     Non-guarantor subsidiaries as of and for the quarter ended June 30, 2002, consisted of our EPN Holding subsidiaries, which own the EPN Holding assets and the equity interests in EPN Holding. Non-guarantor subsidiaries for all other periods consisted of Argo and Argo I which owned the Prince TLP. As a result of our disposal of the Prince TLP and our related overriding royalty interest to El Paso Corporation in April 2002, the results of operations and net book value of these assets are reflected as discontinued operations in our statements of income and assets held for sale in our balance sheets and Argo and Argo I became guarantor subsidiaries.

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      FOR THE QUARTER ENDED JUNE 30, 2002

                                                           NON-GUARANTOR    GUARANTOR     CONSOLIDATED
                                                 ISSUER    SUBSIDIARIES    SUBSIDIARIES      TOTAL
                                                 -------   -------------   ------------   ------------
                                                                    (IN THOUSANDS)
Operating revenues.............................  $    --     $ 61,456        $ 59,033       $120,489
                                                 -------     --------        --------       --------
Operating expenses
  Cost of natural gas..........................       --       18,940           8,403         27,343
  Operation and maintenance....................      797       13,046          15,410         29,253
  Depreciation, depletion and amortization.....       38        5,414          12,664         18,116
                                                 -------     --------        --------       --------
                                                     835       37,400          36,477         74,712
                                                 -------     --------        --------       --------
Operating income (loss)........................     (835)      24,056          22,556         45,777
                                                 -------     --------        --------       --------
Other income (loss)
  Earnings from unconsolidated affiliates......       --           --           4,012          4,012
  Other income (loss)..........................      426           (6)             15            435
                                                 -------     --------        --------       --------
                                                     426           (6)          4,027          4,447
                                                 -------     --------        --------       --------
Income (loss) before interest and other
  charges......................................     (409)      24,050          26,583         50,224
Interest and debt expense......................   11,945      (12,432)        (21,047)       (21,534)
Minority interest..............................       --           (5)             --             (5)
                                                 -------     --------        --------       --------
Income from continuing operations..............   11,536       11,613           5,536         28,685
Income from discontinued operations............       --           --              60             60
                                                 -------     --------        --------       --------
  Net income...................................  $11,536     $ 11,613        $  5,596       $ 28,745
                                                 =======     ========        ========       ========

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                      FOR THE QUARTER ENDED JUNE 30, 2001

                                                           NON-GUARANTOR    GUARANTOR     CONSOLIDATED
                                                 ISSUER    SUBSIDIARIES    SUBSIDIARIES      TOTAL
                                                 -------   -------------   ------------   ------------
                                                                    (IN THOUSANDS)
Operating revenues.............................  $    --       $ --          $ 44,987       $44,987
                                                 -------       ----          --------       -------
Operating expenses
  Cost of natural gas..........................       --         --            11,193        11,193
  Operation and maintenance....................       --         --             9,266         9,266
  Depreciation, depletion and amortization.....       24         --             8,048         8,072
                                                 -------       ----          --------       -------
                                                      24         --            28,507        28,531
                                                 -------       ----          --------       -------
Operating income (loss)........................      (24)        --            16,480        16,456
                                                 -------       ----          --------       -------
Other income (loss)
  Earnings from unconsolidated affiliates......       --         --             4,368         4,368
  Net gain (loss) on sales of assets...........   (1,265)        --               395          (870)
  Other income.................................      369         --                 7           376
                                                 -------       ----          --------       -------
                                                    (896)        --             4,770         3,874
                                                 -------       ----          --------       -------
Income (loss) before interest and other
  charges......................................     (920)        --            21,250        20,330
Interest and debt expense......................    1,565         --           (10,265)       (8,700)
Minority interest..............................       --         --               (59)          (59)
                                                 -------       ----          --------       -------
Income from continuing operations..............      645         --            10,926        11,571
Income from discontinued operations............       --        273                --           273
                                                 -------       ----          --------       -------
  Net income...................................  $   645       $273          $ 10,926       $11,844
                                                 =======       ====          ========       =======

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                           NON-GUARANTOR    GUARANTOR     CONSOLIDATED
                                                 ISSUER    SUBSIDIARIES    SUBSIDIARIES      TOTAL
                                                 -------   -------------   ------------   ------------
                                                                    (IN THOUSANDS)
Operating revenues.............................  $    --     $ 61,456        $120,577       $182,033
                                                 -------     --------        --------       --------
Operating expenses
  Cost of natural gas..........................       --       18,940          20,561         39,501
  Operation and maintenance....................    4,069       13,046          26,578         43,693
  Depreciation, depletion and amortization.....      199        5,414          25,052         30,665
                                                 -------     --------        --------       --------
                                                   4,268       37,400          72,191        113,859
                                                 -------     --------        --------       --------
Operating income (loss)........................   (4,268)      24,056          48,386         68,174
                                                 -------     --------        --------       --------
Other income (loss)
  Earnings from unconsolidated affiliates......       --           --           7,373          7,373
  Net gain on sales of assets..................       --           --             315            315
  Other income (loss)..........................      862           (6)              5            861
                                                 -------     --------        --------       --------
                                                     862           (6)          7,693          8,549
                                                 -------     --------        --------       --------
Income (loss) before interest and other
  charges......................................   (3,406)      24,050          56,079         76,723
Interest and debt expense......................   22,384      (12,432)        (43,244)       (33,292)
Minority interest..............................       --           (5)             --             (5)
                                                 -------     --------        --------       --------
Income from continuing operations..............   18,978       11,613          12,835         43,426
Income from discontinued operations............       --        4,004             441          4,445
                                                 -------     --------        --------       --------
  Net income...................................  $18,978     $ 15,617        $ 13,276       $ 47,871
                                                 =======     ========        ========       ========

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                           NON-GUARANTOR    GUARANTOR     CONSOLIDATED
                                                 ISSUER    SUBSIDIARIES    SUBSIDIARIES      TOTAL
                                                --------   -------------   ------------   ------------
                                                                    (IN THOUSANDS)
Operating revenues............................  $     --       $  --         $ 99,489       $ 99,489
                                                --------       -----         --------       --------
Operating expenses
  Cost of natural gas.........................        --          --           34,164         34,164
  Operation and maintenance...................     1,792          --           12,990         14,782
  Depreciation, depletion and amortization....       278          --           16,096         16,374
  Asset impairment charge.....................        --          --            3,921          3,921
                                                --------       -----         --------       --------
                                                   2,070          --           67,171         69,241
                                                --------       -----         --------       --------
Operating income (loss).......................    (2,070)         --           32,318         30,248
                                                --------       -----         --------       --------
Other income (loss)
  Loss from unconsolidated affiliates.........        --          --             (344)          (344)
  Net loss on sales of assets.................   (10,941)         --             (310)       (11,251)
  Other income................................    26,322          --               35         26,357
                                                --------       -----         --------       --------
                                                  15,381          --             (619)        14,762
                                                --------       -----         --------       --------
Income before interest and other charges......    13,311          --           31,699         45,010
Interest and debt expense.....................     5,130          --          (24,753)       (19,623)
Minority interest.............................        --          --             (100)          (100)
                                                --------       -----         --------       --------
Income from continuing operations.............    18,441          --            6,846         25,287
Loss from discontinued operations.............        --        (470)              --           (470)
                                                --------       -----         --------       --------
  Net income (loss)...........................  $ 18,441       $(470)        $  6,846       $ 24,817
                                                ========       =====         ========       ========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 JUNE 30, 2002

                                              NON-GUARANTOR    GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                   ISSUER     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                 ----------   -------------   ------------   -------------   ------------
                                                              (IN THOUSANDS)
Current assets
  Cash and cash equivalents....  $    9,228     $  9,038       $      549     $        --     $   18,815
  Accounts receivable, net
     Trade.....................          --       25,938            2,316              --         28,254
     Affiliate.................   1,351,535       24,848           20,625      (1,321,654)        75,354
  Other current assets.........       6,875         (239)          (1,726)             --          4,910
                                 ----------     --------       ----------     -----------     ----------
     Total current assets......   1,367,638       59,585           21,764      (1,321,654)       127,333
Property, plant and equipment,
  net..........................       3,872      771,212          975,600              --      1,750,684
Investment in processing
  agreement....................          --           --          116,944              --        116,944
Investment in unconsolidated
  affiliates...................          --           --           46,518              --         46,518
Investment in consolidated
  affiliates...................     283,107           --          211,781        (494,888)            --
Other noncurrent assets........     196,013        4,222            4,291        (169,999)        34,527
                                 ----------     --------       ----------     -----------     ----------
  Total assets.................  $1,850,630     $835,019       $1,376,898     $(1,986,541)    $2,076,006
                                 ==========     ========       ==========     ===========     ==========
Current liabilities
  Accounts payable
     Trade.....................  $    1,492     $  4,907       $    7,822     $        --     $   14,221
     Affiliate.................      25,275      407,491          910,635      (1,321,654)        21,747
  Accrued interest.............       8,402        3,277               --              --         11,679
  Other current liabilities....       9,806       16,575            3,477              --         29,858
                                 ----------     --------       ----------     -----------     ----------
     Total current
       liabilities.............      44,975      432,250          921,934      (1,321,654)        77,505
Revolving credit facility......     514,000        7,000               --              --        521,000
Long-term debt.................     659,557           --               --              --        659,557
Limited recourse financing,
  less current maturities......          --      160,000               --              --        160,000
Other noncurrent liabilities...          (1)      23,793          171,146        (169,999)        24,939
Minority interest..............          --          195              711              --            906
Partners' capital..............     632,099      211,781          283,107        (494,888)       632,099
                                 ----------     --------       ----------     -----------     ----------
  Total liabilities and
     partners' capital.........  $1,850,630     $835,019       $1,376,898     $(1,986,541)    $2,076,006
                                 ==========     ========       ==========     ===========     ==========

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001

                                              NON-GUARANTOR    GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                   ISSUER     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                 ----------   -------------   ------------   -------------   ------------
                                                              (IN THOUSANDS)
Current assets
  Cash and cash equivalents....  $    7,406     $  2,571       $    3,107     $        --     $   13,084
  Accounts receivable, net
     Trade.....................          --          191           32,971              --         33,162
     Affiliate.................     970,933        2,130            2,150        (952,350)        22,863
  Other current assets.........       2,375          264           (2,082)             --            557
                                 ----------     --------       ----------     -----------     ----------
          Total current
            assets.............     980,714        5,156           36,146        (952,350)        69,666
Property, plant and equipment,
  net..........................       2,371           --          915,496              --        917,867
Assets held for sale, net......          --      152,734           32,826              --        185,560
Investment in processing
  agreement....................          --           --          119,981              --        119,981
Investment in unconsolidated
  affiliates...................          --           --           34,442              --         34,442
Investment in consolidated
  affiliates...................      51,960           --           45,849         (97,809)            --
Other noncurrent assets........     196,777        1,089            1,887        (169,999)        29,754
                                 ----------     --------       ----------     -----------     ----------
          Total assets.........  $1,231,822     $158,979       $1,186,627     $(1,220,158)    $1,357,270
                                 ==========     ========       ==========     ===========     ==========
Current liabilities
  Accounts payable
     Trade.....................  $      587     $  3,859       $   10,541     $        --     $   14,987
     Affiliate.................          --       13,568          948,700        (952,350)         9,918
  Accrued interest.............       5,698          703               --              --          6,401
  Current maturities of limited
     recourse term loan........          --       19,000               --              --         19,000
  Other current liabilities....        (189)          --            4,348              --          4,159
                                 ----------     --------       ----------     -----------     ----------
          Total current
            liabilities........       6,096       37,130          963,589        (952,350)        54,465
Revolving credit facility......     300,000           --               --              --        300,000
Long-term debt.................     425,000           --               --              --        425,000
Limited recourse term loan,
  less current maturities......          --       76,000               --              --         76,000
Other noncurrent liabilities...          --           --          171,078        (169,999)         1,079
Partners' capital..............     500,726       45,849           51,960         (97,809)       500,726
                                 ----------     --------       ----------     -----------     ----------
          Total liabilities and
            partners'
            capital............  $1,231,822     $158,979       $1,186,627     $(1,220,158)    $1,357,270
                                 ==========     ========       ==========     ===========     ==========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                  NON-GUARANTOR    GUARANTOR     CONSOLIDATED
                                                       ISSUER     SUBSIDIARIES    SUBSIDIARIES      TOTAL
                                                      ---------   -------------   ------------   ------------
                                                                          (IN THOUSANDS)
Cash flows from operating activities
  Net income........................................  $  18,978     $  15,617      $  13,276      $  47,871
  Less income from discontinued operations..........         --         4,004            441          4,445
                                                      ---------     ---------      ---------      ---------
  Income from continuing operations.................     18,978        11,613         12,835         43,426
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation, depletion and amortization........        199         5,414         25,052         30,665
    Net gain on sales of assets.....................         --            --           (315)          (315)
    Distributed earnings of unconsolidated
       affiliates
       Earnings from unconsolidated affiliates......         --            --         (7,373)        (7,373)
       Distributions from unconsolidated
         affiliates.................................         --            --          9,180          9,180
    Other noncash items.............................      2,229        (2,376)         1,642          1,495
  Working capital changes, net of non-cash
    transactions....................................    (23,334)      (19,523)        22,343        (20,514)
                                                      ---------     ---------      ---------      ---------
  Net cash provided by (used in) continuing
    operations......................................     (1,928)       (4,872)        63,364         56,564
  Net cash provided by discontinued operations......         --         4,631            406          5,037
                                                      ---------     ---------      ---------      ---------
         Net cash provided by (used in) operating
           activities...............................     (1,928)         (241)        63,770         61,601
                                                      ---------     ---------      ---------      ---------
Cash flows from investing activities
  Additions to property, plant and equipment........     (1,700)       (2,090)       (87,528)       (91,318)
  Proceeds from sale of assets......................         --            --          5,460          5,460
  Additions to investments in unconsolidated
    affiliates......................................         --            --        (14,144)       (14,144)
  Cash paid for acquisitions, net of cash
    acquired........................................         --      (730,166)            --       (730,166)
                                                      ---------     ---------      ---------      ---------
  Net cash used in investing activities of
    continuing operations...........................     (1,700)     (732,256)       (96,212)      (830,168)
  Net cash provided by (used in) investing
    activities of discontinued operations...........         --        (3,523)       190,000        186,477
                                                      ---------     ---------      ---------      ---------
         Net cash provided by (used in) investing
           activities...............................     (1,700)     (735,779)        93,788       (643,691)
                                                      ---------     ---------      ---------      ---------
Cash flows from financing activities
  Net proceeds from revolving credit facility.......    223,884            --             --        223,884
  Revolving credit repayments.......................    (10,000)           --             --        (10,000)
  Net proceeds from EPN Holding revolving credit
    facility........................................         --         7,000             --          7,000
  Net proceeds from EPN Holding term loan...........         --       530,529             --        530,529
  EPN Holding term loan repayment...................         --      (375,000)            --       (375,000)
  Net proceeds from issuance of long-term debt......    229,757            --             --        229,757
  Argo term loan repayment..........................         --            --        (95,000)       (95,000)
  Net proceeds from issuance of common units........    149,309            --             --        149,309
  Advances with affiliates..........................   (514,846)      590,212        (75,366)            --
  Distributions to partners.........................    (73,214)           --             --        (73,214)
  Contribution from General Partner.................        560            --             --            560
                                                      ---------     ---------      ---------      ---------
  Net cash provided by (used in) financing
    activities of continuing operations.............      5,450       752,741       (170,366)       587,825
  Net cash used in financing activities of
    discontinued operations.........................         --            (3)            (1)            (4)
                                                      ---------     ---------      ---------      ---------
         Net cash provided by (used in) financing
           activities...............................      5,450       752,738       (170,367)       587,821
                                                      ---------     ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents....  $   1,822     $  16,718      $ (12,809)         5,731
                                                      =========     =========      =========
Cash and cash equivalents
  Beginning of period...............................                                                 13,084
                                                                                                  ---------
  End of period.....................................                                              $  18,815
                                                                                                  =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                               NON-GUARANTOR    GUARANTOR     CONSOLIDATED
                                                    ISSUER     SUBSIDIARIES    SUBSIDIARIES      TOTAL
                                                   ---------   -------------   ------------   ------------
                                                                       (IN THOUSANDS)
Cash flows from operating activities
  Net income (loss)..............................  $  18,441     $   (470)      $   6,846      $  24,817
  Less loss from discontinued operations.........         --         (470)             --           (470)
                                                   ---------     --------       ---------      ---------
  Income from continuing operations..............     18,441           --           6,846         25,287
  Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation, depletion and amortization....        278           --          16,096         16,374
     Asset impairment charge.....................         --           --           3,921          3,921
     Net loss on sale of assets..................     10,941           --             310         11,251
     Distributed earnings of unconsolidated
       affiliates
       Loss from unconsolidated affiliates.......         --           --             344            344
       Distributions from unconsolidated
          affiliates.............................         --           --          17,182         17,182
     Other noncash items.........................      1,867           --              --          1,867
  Working capital changes, net of non-cash
     transactions................................    (18,796)          67            (213)       (18,942)
                                                   ---------     --------       ---------      ---------
  Net cash provided by continuing operations.....     12,731           67          44,486         57,284
  Net cash used in discontinued operations.......         --          (45)             --            (45)
                                                   ---------     --------       ---------      ---------
          Net cash provided by operating
            activities...........................     12,731           22          44,486         57,239
                                                   ---------     --------       ---------      ---------
Cash flows from investing activities
  Additions to property, plant and equipment.....         --           --        (151,761)      (151,761)
  Proceeds from sale of assets...................     89,162           --          19,071        108,233
  Additions to investments in unconsolidated
     affiliates..................................         --           --          (1,487)        (1,487)
  Cash paid for acquisition, net of cash
     acquired....................................         --           --          (8,000)        (8,000)
  Other..........................................         --           --            (330)          (330)
                                                   ---------     --------       ---------      ---------
  Net cash provided by (used in) investing
     activities of continuing operations.........     89,162           --        (142,507)       (53,345)
  Net cash used in investing activities of
     discontinued operations.....................         --      (51,020)             --        (51,020)
                                                   ---------     --------       ---------      ---------
          Net cash provided by (used in)
            investing activities.................     89,162      (51,020)       (142,507)      (104,365)
                                                   ---------     --------       ---------      ---------
Cash flows from financing activities
  Net proceeds from revolving credit facility....    187,620           --              --        187,620
  Revolving credit repayments....................   (446,000)          --              --       (446,000)
  Net proceeds from issuance of long-term debt...    240,879           --              --        240,879
  Net proceeds from issuance of common units.....     74,187           --              --         74,187
  Advances with affiliates.......................   (100,550)       2,529          98,021             --
  Distributions to partners......................    (48,122)          --              --        (48,122)
  Contribution from General Partner..............        705           --              --            705
                                                   ---------     --------       ---------      ---------
  Net cash provided by (used in) financing
     activities of continuing operations.........    (91,281)       2,529          98,021          9,269
  Net cash provided by financing activities of
     discontinued operations.....................         --       49,961              --         49,961
                                                   ---------     --------       ---------      ---------
          Net cash provided by (used in)
            financing activities.................    (91,281)      52,490          98,021         59,230
                                                   ---------     --------       ---------      ---------
Increase in cash and cash equivalents............  $  10,612     $  1,492       $      --         12,104
                                                   =========     ========       =========
Cash and cash equivalents
  Beginning of period............................                                                 20,281
                                                                                               ---------
  End of period..................................                                              $  32,385
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

  Reporting Gains and Losses from the Early Extinguishment of Debt

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement addresses how to report gains or losses resulting from the early extinguishment of debt. Previously, any gains or losses were reported as an extraordinary item. Upon adoption of SFAS No. 145, an entity will be required to evaluate whether the debt extinguishment is truly extraordinary in nature, in accordance with Accounting Principles Board Opinion No. 30. If the entity routinely extinguishes debt early, the gain or loss should be included in income from continuing operations. This statement is effective for our 2003 year-end reporting.

  Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of this Statement are effective for fiscal years beginning after December 31, 2002. The provisions of this Statement will impact any exit or disposal activities that we initiate after January 1, 2003.

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

                              RECENT DEVELOPMENTS

ACQUISITIONS

  San Juan Assets

     In July 2002, we entered into a letter of intent with El Paso Corporation, the indirect parent of our general partner, to acquire for $782 million El Paso Corporation's natural gas gathering system located in the San Juan Basin of New Mexico; NGL transportation and fractionation assets located in Texas; and an oil and natural gas gathering system located in the deeper water regions of the Gulf of Mexico, referred to collectively as the San Juan assets. The purchase price is subject to adjustments primarily for working capital and capital expenditures. The following is a description of the San Juan assets:

     - The assets located in the San Juan Basin include:

      - approximately 5,300 miles of natural gas gathering pipelines, known as the San Juan gathering system, with capacity of over 1.1 Bcf/d connected to approximately 9,500 wells producing natural gas from the San Juan Basin located in northwest New Mexico and southwest Colorado;

      - approximately 250,000 horsepower of compression;

      - the 58 MMcf/d Rattlesnake CO(2) treating facility;

      - a 50% interest in Coyote Gas Treating L.L.C., the owner of a 250 MMcf/d CO(2) treating facility; and

      - the remaining interests in the Chaco cryogenic natural gas processing plant we do not already own and the price risk management positions related to this facility's operations.

     - The offshore pipeline assets include:

      - The Typhoon gas pipeline, a 35-mile, 20-inch natural gas pipeline originating on the Chevron/BHP "Typhoon" platform in the Green Canyon area of the Gulf of Mexico extending to the ANR Patterson System in Eugene Block 371; and

      - The Typhoon oil pipeline, a 16-mile, 12-inch oil pipeline originating on the Chevron/BHP "Typhoon" platform and extending to a platform in Green Canyon Block 19 with onshore access through various oil pipelines.

     - The Texas NGL assets include:

      - a 230-mile, 8-inch pipeline with capacity of approximately 35 MBbls/d extending from Corpus Christi to Pasadena;

      - a 162-mile, 4-inch to 6-inch propane pipeline extending from Corpus Christi to McAllen and Hidalgo truck terminal facilities;

      - the Markham butane shuttle, a 138-mile, 8-inch pipeline with capacity of approximately 20 MBbls/d running between Corpus Christi and a leased storage facility at Markham with capacity of approximately 3.8 MMBbls;

      - a 49-mile, 6-inch pipeline with capacity of approximately 15 MBbls/d extending from Almeda to Texas City and the Texas City terminal; and

      - the Almeda fractionator, a 24 MBbls/d fractionator consisting of two trains and related leased storage facilities of approximately 9.8 MMBbls.

     The parties' obligations under the letter of intent are subject to the satisfaction of specified conditions, including negotiating and executing definitive agreements, obtaining Hart-Scott-Rodino and other third-party approvals and consents, obtaining satisfactory results from ongoing due diligence and obtaining acceptable financing satisfactory to us. We expect to finance our acquisition of the San Juan assets through long-term debt and equity financing.

     As discussed in our Form 10-K, we have instituted specific procedures for evaluating and valuing transactions with El Paso Corporation and its subsidiaries. This acquisition of the San Juan assets was approved by our Board of Directors. Our Board approved the transaction only after the receipt of a fairness opinion and after its Special Conflicts Committee's approval.

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

     To refinance substantially all of the cash consideration related to this acquisition, EPN Holding entered into a limited recourse credit agreement with a syndicate of commercial banks. EPN Holding's obligations under the credit agreement are guaranteed by substantially all of its subsidiaries and EPN Holding Company I, L.P. and EPN GP Holding, L.L.C., our two subsidiaries that own the equity interests in EPN Holding. Those obligations are collateralized by the equity interest in, and substantially all of the assets of, EPN Holding and its subsidiaries. In addition, the credit agreement limits EPN Holding's ability to pay distributions to us.

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

PROJECTS UNDER DEVELOPMENT

  Petal Expansion

     In the second quarter of 2002, we completed a 5.4 Bcf expansion of our Petal natural gas storage facility, as well as an approximate 60-mile pipeline addition that interconnects with the storage facility and offers direct interconnects with the Southern Natural Gas, Transco, and Destin pipeline systems. Total cost for the expansion and pipeline addition was approximately $157 million. We commenced storage services in July 2002 under a 20-year fixed-fee contract to the Southern Company, one of the largest producers of electricity in the United States.

  Deepwater Gateway

     In June 2002, we formed Deepwater Gateway, L.L.C., a 50/50 joint venture with Cal Dive International Inc., to construct and install the Marco Polo platform. The total cost of the project is estimated to be $206 million or approximately $103 million for our share. As of June 30, 2002, we have contributed $12 million to Deepwater Gateway.

  Falcon Nest

     In April 2002, we entered into an agreement with Pioneer Natural Resources Company and Mariner Energy, Inc. under which we will build and operate the Falcon Nest Platform, a fixed-leg platform and processing facility which will process natural gas from Pioneer's and Mariner's Falcon Field discoveries located in the Gulf of Mexico. We expect this platform to have processing capacity of at least 300 MMcf/d and to place this platform in service in the first quarter of 2003. We estimate a cost of approximately $53 million to construct and place the Falcon Nest Platform into service.

  Cameron Highway

     In February 2002, we announced that we will build and operate the Cameron Highway Oil Pipeline System, a 380-mile oil pipeline in the Gulf of Mexico. Cameron Highway will deliver up to 500 MBbl/d of oil from the southern Green Canyon and western Gulf of Mexico areas to Port Arthur and Texas City, Texas. The new pipeline is expected to be in service by the third quarter of 2004. We have entered into agreements with operating subsidiaries of BP p.l.c., BHP Billiton, and Unocal under which each of them has dedicated production from the Holstein, Mad Dog, and Atlantis discoveries in the Deepwater Trend in the Gulf of Mexico to Cameron Highway. The total estimated cost of the project is $450 million. We plan to seek a partner or partners for up to 50 percent of the interest in the pipeline.

TRANSPORTATION AND STORAGE CONTRACTS

  New Texas Natural Gas

     In June 2002, we entered into three new natural gas transportation contracts totaling 246 Bcf per year of firm transportation capacity on our EPGT Texas intrastate pipeline, as well as a new long-term natural gas storage contract on our leased Wilson Storage facility.

OTHER MATTERS

     As a result of current circumstances surrounding the energy sector, the creditworthiness of several industry participants has been called into question. We have taken actions to mitigate our exposure in this area; however, should several industry participants file for Chapter 11 bankruptcy protection, it could have a material adverse effect on our financial position, results of operations or cash flows.

                                SEGMENT RESULTS

     In light of our expectation of acquiring additional natural gas pipeline and processing assets, effective January 1, 2002, we revised and renamed our business segments to reflect the change in composition of our operations. In October 2001, we acquired the Chaco plant and reflected the operations of this asset in our Oil and NGL logistics segment. With the change in our segments, we moved the Chaco processing plant to our Natural gas pipelines and plants segment. As a result of our sale of the Prince TLP and our nine percent overriding interest in the Prince Field in April 2002, the results of operations from these assets are reflected as discontinued operations in our statements of income for all periods presented and are not reflected in our segment results below. Beginning in 2002, operations from our oil and natural gas production are reflected in Other.

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

                                                           QUARTER ENDED     SIX MONTHS ENDED
                                                             JUNE 30,            JUNE 30,
                                                         -----------------   -----------------
                                                          2002      2001      2002      2001
                                                         -------   -------   -------   -------
                                                                    (IN THOUSANDS)
EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
Natural gas pipelines and plants.......................  $34,872   $ 3,911   $48,545   $12,117
Oil and NGL logistics..................................    9,738    10,673    17,846    17,393
Natural gas storage....................................      690     2,367     1,998     4,900
Platform services......................................    6,423     5,521    12,516    10,276
                                                         -------   -------   -------   -------
  Segment EBIT.........................................   51,723    22,472    80,905    44,686
Other, net.............................................   (1,499)   (2,142)   (4,182)      324
                                                         -------   -------   -------   -------
  Consolidated EBIT....................................  $50,224   $20,330   $76,723   $45,010
                                                         =======   =======   =======   =======

  EBIT variances are discussed in the segment results below.

NATURAL GAS PIPELINES AND PLANTS

                                                        QUARTER ENDED       SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     -------------------   -------------------
                                                       2002       2001       2002       2001
                                                     --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT FOR VOLUMES)
Natural gas pipelines and plants revenue...........  $ 95,253   $ 20,035   $135,672   $ 51,110
Cost of natural gas................................   (27,343)   (11,193)   (39,501)   (34,164)
                                                     --------   --------   --------   --------
Natural gas pipelines and plants margin............    67,910      8,842     96,171     16,946
Operating expenses.................................   (33,053)    (3,072)   (47,958)    (9,206)
Other income.......................................        15     (1,859)       332      4,377
                                                     --------   --------   --------   --------
  EBIT.............................................  $ 34,872   $  3,911   $ 48,545   $ 12,117
                                                     ========   ========   ========   ========
Volumes (MDth/d)
  Texas Intrastate.................................     3,629         --      1,824         --
  El Paso Intrastate Alabama.......................       178        169        187        170
  East Breaks......................................       183        308        199        274
  HIOS.............................................       724      1,130        778      1,054
  Viosca Knoll Gathering...........................       591        619        562        591
  Other gathering systems..........................       359          9        199          5
  Processing plants................................       787         --        703         --
                                                     --------   --------   --------   --------
     Total volumes.................................     6,451      2,235      4,452      2,094
                                                     ========   ========   ========   ========

 Second Quarter Ended June 30, 2002 Compared With Second Quarter Ended June 30, 2001

     In connection with our April 2002 EPN Holding asset acquisition, we added assets to this segment with contracts whereby we may purchase natural gas from producers at the wellhead for an index price less an amount that compensates us for gathering services. We then sell the natural gas into the open market at the same index prices. Accordingly, our operating revenues and costs of natural gas are impacted by changes in energy commodity prices, while our margin is unaffected. For these reasons, we believe that gross margin (revenue less cost of natural gas) provides a more accurate and meaningful basis for analyzing operating results for the Natural gas pipelines and plants segment.

     Natural gas pipelines and plants margin for the quarter ended June 30, 2002, was $59.1 million higher than in the same period in 2001 primarily due to our April 2002 purchase of the EPN Holding assets from subsidiaries of El Paso Corporation, our purchase of the Chaco plant in October 2001, and our consolidation of Deepwater Holdings in October 2001. Excluding the contribution from these newly acquired assets, margins increased by $0.3 million.

     Operating expenses for the quarter ended June 30, 2002, were $30.0 million higher than the same period in 2001 primarily due to our April 2002 purchase of the EPN Holding assets, our purchase of the Chaco plant in October 2001, and our consolidation of Deepwater Holdings. Excluding the operating costs of the newly acquired assets, operating expenses increased by $0.8 million.

     Other income for the quarter ended June 30, 2002, was $1.9 million higher than the same period in 2001 primarily due to a 2001 loss at Deepwater Holdings on its sale of UTOS in April 2001. After our acquisition of the remaining interest in Deepwater Holdings in October 2001, Deepwater Holdings became a consolidated subsidiary.

  Six Months Ended June 30, 2002 Compared With Six Months Ended June 30, 2001

     Natural gas pipeline and plants margin for the six months ended June 30, 2002, was $79.2 million higher than the same period in 2001 primarily due to our April 2002 purchase of the EPN Holding assets from subsidiaries of El Paso Corporation, our purchase of the Chaco plant in October 2001, and our consolidation of Deepwater Holdings in October 2001. Excluding the contribution from these newly acquired assets, margins increased by $0.2 million.

     Operating expenses for the six months ended June 30, 2002 were $38.8 million higher than the same period in 2001 primarily due to our April 2002 purchase of the EPN Holding assets, our purchase of the Chaco plant in October 2001, and our consolidation of Deepwater Holdings. Excluding the operating costs of the newly acquired assets, operating expenses increased by $1.1 million.

     Other income for the six months ended June 30, 2002, was $4.0 million lower than the same period in 2001 primarily due to our recognition in 2001 of $22.0 million in additional consideration from El Paso Corporation associated with the sale of our Gulf of Mexico pipeline assets in 2001, partially offset by net losses of $7.8 million due to the sale of our interests in the Tarpon and Green Canyon pipeline assets in January 2001. Further contributing to our decrease in other income were lower earnings from unconsolidated affiliates of $9.8 million, which relates to Deepwater Holdings' sale of Stingray, UTOS and the West Cameron dehydration facility and the sale of our interest in Nautilus and Manta Ray Offshore during the first six months of 2001.

OIL AND NGL LOGISTICS

                                                        QUARTER ENDED       SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     -------------------   -------------------
                                                       2002       2001       2002       2001
                                                     --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT FOR VOLUMES)
Oil and NGL logistics revenue......................  $  9,750   $  8,464   $ 18,576   $ 12,736
Operating expenses.................................    (4,024)    (3,148)    (8,103)    (4,793)
Other income.......................................     4,012      5,357      7,373      9,450
                                                     --------   --------   --------   --------
  EBIT.............................................  $  9,738   $ 10,673   $ 17,846   $ 17,393
                                                     ========   ========   ========   ========
Volume (Bbl/d)
  EPN Texas........................................    76,067     74,916     73,466     49,607
  Allegheny Oil Pipeline...........................    17,096     11,605     17,658     13,678
  Unconsolidated affiliate
     Poseidon Oil Pipeline.........................   147,021    162,304    144,861    161,903
                                                     --------   --------   --------   --------
     Total volumes.................................   240,184    248,825    235,985    225,188
                                                     ========   ========   ========   ========

  Second Quarter Ended June 30, 2002 Compared With Second Quarter Ended June 30, 2001

     For the quarter ended June 30, 2002, revenues were $1.3 million higher than the same period in 2001 primarily due to our acquisitions of the Hattiesburg propane storage facility in January 2002 and the Anse La Butte NGL storage facility in December 2001. Also contributing to this increase were higher volumes on EPN Texas and Allegheny.

     Operating expenses for the quarter ended June 30, 2002, were $0.9 million higher than the same period in 2001 primarily due to our acquisition of the Hattiesburg propane storage facility in January 2002 and the Anse La Butte NGL storage facility in December 2001.

     Other income for the quarter ended June 30, 2002, was $1.3 million lower than the same period in 2001 primarily due to a decrease in earnings from unconsolidated affiliates attributable to lower volumes received by Poseidon.

  Six Months Ended June 30, 2002 Compared With Six Months Ended June 30, 2001

     For the six months ended June 30, 2002, revenues were $5.9 million higher than the same period in 2001 primarily due to our acquisitions of the EPN Texas transportation and fractionation assets in February 2001, the Hattiesburg propane storage facility in January 2002, and the Anse La Butte NGL storage facility in December 2001. Additionally, higher volumes on Allegheny also contributed to the increase in revenues.

     Operating expenses for the six months ended June 30, 2002, were $3.3 million higher than the same period in 2001 primarily due to our acquisitions of the EPN Texas transportation and fractionation assets in February 2001, the Hattiesburg propane storage facility in January 2002, and the Anse La Butte NGL storage facility in December 2001.

     Other income for the six months ended June 30, 2002, was $2.1 million lower than the same period in 2001 primarily due to a decrease in earnings from unconsolidated affiliates attributable to lower volumes received by Poseidon.

NATURAL GAS STORAGE

                                                           QUARTER ENDED     SIX MONTHS ENDED
                                                             JUNE 30,            JUNE 30,
                                                         -----------------   -----------------
                                                          2002      2001      2002      2001
                                                         -------   -------   -------   -------
                                                                    (IN THOUSANDS)
Natural gas storage revenue............................  $ 5,467   $ 5,512   $ 9,855   $10,470
Operating expenses.....................................   (4,777)   (3,145)   (7,857)   (5,570)
                                                         -------   -------   -------   -------
  EBIT.................................................  $   690   $ 2,367   $ 1,998   $ 4,900
                                                         =======   =======   =======   =======

  Second Quarter Ended June 30, 2002 Compared With Second Quarter Ended June 30, 2001

     For the quarter ended June 30, 2002, revenues were $0.1 million lower than the same period in 2001 primarily due to lower commodity revenue and lower interruptible storage services at our Petal and Hattiesburg facilities during 2002. This decrease was partially offset by an increase in revenues attributable to our acquisition of the Wilson storage facility lease in April 2002.

     Expansion of the Petal storage facility was completed during the second quarter, and we commenced services to the Southern Company in July 2002. We estimate that Petal's new services to Southern Company will add $6.7 million of revenues during the remainder of 2002.

     Operating expenses for the quarter were $1.6 million higher than the same period in 2001 primarily due to the acquisition of the Wilson storage facility lease in April 2002.

  Six Months Ended June 30, 2002 Compared With Six Months Ended June 30, 2001

     For the six months ended June 30, 2002, revenues were $0.6 million lower than the same period in 2001 primarily due to lower commodity revenue and interruptible storage services at our Petal and Hattiesburg facilities during 2002. This decrease was partially offset by an increase in revenues attributable to our acquisition of the Wilson storage facility lease in April 2002.

     Operating expenses for the quarter were $2.3 million higher than the same period in 2001 primarily due to the acquisition of the Wilson storage facility lease in April 2002 and a favorable resolution of an imbalance settlement in 2001.

PLATFORM SERVICES

                                                           QUARTER ENDED     SIX MONTHS ENDED
                                                             JUNE 30,            JUNE 30,
                                                         -----------------   -----------------
                                                          2002      2001      2002      2001
                                                         -------   -------   -------   -------
                                                          (IN THOUSANDS, EXCEPT FOR VOLUMES)
Platform services revenue..............................  $ 8,279   $ 7,198   $15,850   $14,231
Operating expenses.....................................   (1,856)   (1,677)   (3,334)   (3,937)
Other loss.............................................       --        --        --       (18)
                                                         -------   -------   -------   -------
  EBIT.................................................  $ 6,423   $ 5,521   $12,516   $10,276
                                                         =======   =======   =======   =======
Natural gas platform volumes (Mdth/d)
  East Cameron 373 platform............................      134       180       142       176
  Garden Banks 72 platform.............................       22         9        14        11
  Viosca Knoll 817 platform............................        9        14         9        12
                                                         -------   -------   -------   -------
     Total natural gas platform volumes................      165       203       165       199
                                                         =======   =======   =======   =======
Oil platform volumes (Bbl/d)
  East Cameron 373 platform............................    1,989     2,109     1,859     2,120
  Garden Banks 72 platform.............................    1,295     1,543     1,179     1,639
  Viosca Knoll 817 platform............................    2,072     2,144     2,073     2,092
                                                         -------   -------   -------   -------
     Total oil platform volumes........................    5,356     5,796     5,111     5,851
                                                         =======   =======   =======   =======

  Second Quarter Ended June 30, 2002 Compared With Second Quarter Ended June 30, 2001

     For the quarter ended June 30, 2002, revenues were $1.1 million higher than in the same period in 2001 primarily due to retroactive billings for fixed monthly platform access fees and a retroactive gas dehydration fee on East Cameron 373. Operating expenses for the same periods were $0.2 million higher due to higher direct costs.

  Six Months Ended June 30, 2002 Compared With Six Months Ended June 30, 2001

     For the six months ended June 30, 2002, revenues were $1.6 million higher than the same period in 2001 primarily due to retroactive billings for fixed monthly platform access fees and a retroactive gas dehydration fee on East Cameron 373. Operating expenses for the same periods were $0.6 million lower due to lower direct costs.

     Other loss for the six months ended June 30, 2001 reflects approximately $3.0 million of losses recognized on the sales of our Gulf of Mexico platform assets in January 2001, offset by the additional consideration from El Paso Corporation related to the sale of these assets.

OTHER, NET

  Second Quarter Ended June 30, 2002 compared with Second Quarter Ended June 30, 2001

     Earnings before interest expense and taxes related to non-segment activity for the quarter ended June 30, 2002, were $0.6 million lower than the same period in 2001. The decrease was primarily due to lower natural gas prices as well as lower volumes attributable to a decrease in natural gas production as a result of normal decline of existing reserves, partially offset by lower depletion.

  Six Months Ended June 30, 2002 Compared With Six Months Ended June 30, 2001

     Earnings before interest expense and taxes related to non-segment activity for the six months ended June 30, 2002, were $4.5 million lower than the same period in 2001. The decrease was primarily due to lower natural gas and oil prices as well as lower volumes attributable to a decrease in natural gas production as a result of normal decline of existing reserves. The decrease was partially offset by lower operating expenses and depletion.

INTEREST AND DEBT EXPENSE

     Interest and debt expense, net of capitalized interest, for the quarter and six months ended June 30, 2002, was approximately $12.8 million and $13.7 million higher than the same periods in 2001. This increase primarily relates to the $535 million term loan entered into to purchase the EPN Holding assets in April 2002 and the $230 million of 8.5% senior subordinated notes issued in May 2002. Capitalized interest for the quarter and six months ended June 30, 2002 was $2.0 million and $3.6 million.

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $61.6 million for the six months ended June 30, 2002, compared to $57.2 million for the same period in 2001. The increase was attributable to operating cash flows from our acquisitions of the Chaco plant in October 2001, the remaining 50 percent interest in Deepwater Holdings that we did not already own in October 2001, and the EPN Holding assets in April 2002. This increase was partially offset by lower cash distributions in 2002 from our unconsolidated affiliate Poseidon.

CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was approximately $643.7 million for the six months ended June 30, 2002. Our investing activities include our April 2002 purchase of the EPN Holding assets and capital expenditures related to the expansion of our Petal natural gas storage facility. These expenditures were partially offset by proceeds of $5.5 million from the sale of our Buffalo Treating Facility to El Paso Production Company and the sale of our Prince TLP and nine percent Prince overriding royalty interest to subsidiaries of El Paso Corporation (reflected as net cash provided by investing activities of discontinued operations in our statement of cash flows).

CASH FROM FINANCING ACTIVITIES

     Net cash provided by financing activities was approximately $587.8 million for the six months ended June 30, 2002. During 2002, our cash provided by financing activities included the issuances of long-term debt and common units, as well as borrowings under our EPN Holding term loan. Cash used in our financing activities included repayments on our EPN Holding and Argo term loans and other financing obligations, as well as distributions to our partners.

LIQUIDITY

     The following table presents the timing and amounts of our contractual cash obligations as of June 30, 2002, that we believe could affect our liquidity (in millions):

                                                LESS THAN                            AFTER
         CONTRACTUAL CASH OBLIGATIONS            1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS   TOTAL
         ----------------------------           ---------   ---------   ---------   -------   ------
Revolving credit facilities...................    $ --        $521        $ --       $ --     $  521
EPN Holding term loan.........................      --         160          --         --        160
10 3/8% senior subordinated notes issued May
  1999........................................      --          --          --        175        175
8 1/2% senior subordinated notes issued May
  2001........................................      --          --          --        250        250
8 1/2% senior subordinated notes issued May
  2002........................................                                        235        235
                                                  ----        ----        ----       ----     ------
     Total Contractual Cash Obligations.......      --         681          --        660      1,341
                                                  ====        ====        ====       ====     ======

     For a discussion of our financing arrangements, see Part I, Financial Information, Note 6.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Information, Note 7, which is incorporated herein by reference.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item I, Financial Information, Note 13, which is incorporated herein by reference.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, our quantitative and qualitative disclosures about market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2001, in addition to information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q and our Current Reports on Form 8-K and 8-K/A.

     During 2001 and 2002, we entered into cash flow hedges in connection with our EPIA operations. As of June 30, 2002, the fair value of these cash flow hedges is approximately $9 thousand. During the six months ended June 30, 2002, the majority of our cash flow hedges expired and we reclassified $1.5 million from accumulated other comprehensive income to earnings.

     Starting in April 2002, in connection with our EPN Holdings acquisition, we have swaps in place for our interest in the Indian Basin processing plant. As of June 30, 2002, the fair value of these cash flow hedges was a $0.2 million asset resulting in an unrealized gain of $0.2 million.

     During 2002, Poseidon entered into a two-year interest rate swap agreement. As of June 30, 2002, the fair value of its interest rate swap was a liability of $0.7 million resulting in an unrealized loss of $0.7 million. We include our 36 percent share of this liability of $0.3 million as a reduction of our investment in Poseidon and as an unrealized loss in other comprehensive income. Additionally, we have recognized in income our 36 percent share of Poseidon's realized loss of $0.6 million for the six months ended June 30, 2002, or $0.2 million, through our earnings from unconsolidated affiliates.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 7, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with the EPN Holding assets acquisition, on April 8, 2002, we issued 159,000 common units at the then current market value of $37.74 per unit, to a subsidiary of El Paso Corporation pursuant to a contribution agreement dated April 1, 2002. The consideration for the issuance was the contribution to us of certain of the EPN Holding assets. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Each exhibit identified below is filed as part of this document. Exhibits not incorporated by reference to a prior filing are designated by a "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a "+" represent a management contract or compensatory plan or arrangement.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.F           -- A/B Exchange Registration Rights Agreement dated as of
                            May 17, 2002, by and among El Paso Energy Partners, L.P.,
                            El Paso Energy Partners Finance Corporation, the
                            subsidiary guarantors party thereto, Credit Suisse First
                            Boston Corporation, Goldman, Sachs & Co., J.P. Morgan
                            Securities Inc., Banc One Capital Markets, Inc., Fleet
                            Securities, Inc., Fortis Investment Services L.L.C., The
                            Royal Bank of Scotland plc, BNP Paribas Securities Corp.
                            and First Union Securities, Inc. (Exhibit 4.3 to our
                            registration statement on Form S-4 filed August 12, 2002,
                            File No. 333-97967)
         *99.A           -- Certification of the Chief Executive Officer, pursuant to
                            18 U.S.C. Section 1350, as adopted pursuant to Section
                            906 of the Sarbanes-Oxley Act of 2002.
         *99.B           -- Certification of the Chief Financial Officer, pursuant to
                            18 U.S.C. Section 1350, as adopted pursuant to Section
                            906 of the Sarbanes-Oxley Act of 2002.

UNDERTAKING

     We hereby undertake, pursuant to Regulation S-K Items 601(b), paragraph
(4)(iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith for the reason that the total amount of securities authorized under any such instruments does not exceed 10 percent of our total consolidated assets.

     (b) Reports on Form 8-K

     We filed a current report on Form 8-K dated April 15, 2002, announcing the completion of the acquisition of certain Texas and New Mexico midstream assets from El Paso Corporation.

     We filed a current report on Form 8-K dated April 22, 2002, providing audited financial statements of the Texas and New Mexico midstream assets acquired from El Paso Corporation.

     We filed a current report on Form 8-K dated April 24, 2002, providing the consents from experts incorporated by reference in our Registration Statement on Form S-3 (File No. 333-85987).

     We filed a current report on Form 8-K dated April 29, 2002, providing the Underwriting Agreement entered into in connection with our public offering of 3 million common units.

     We filed a current report on Form 8-K dated June 5, 2002, providing unaudited Deepwater Holdings, L.L.C., condensed consolidated financial statements at September 30, 2001 and for the nine months ended September 30, 2001 and 2000.

     We filed a current report on Form 8-K dated July 15, 2002, to conform our historical financial information as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999 to the presentation in our Form 10-Q for the quarterly period ended March 31, 2002, which reflected new names for our segments, movement of the Chaco processing plant from Oil and NGL logistics to Natural gas pipelines and plants segment, and discontinued operations treatment for assets held for sale.

     We filed a current report on Form 8-K/A dated July 19, 2002, to include the signature page inadvertently omitted from our Form 8-K dated July 15, 2002.

     We filed a current report on Form 8-K dated July 31, 2002, providing unaudited financial statements of the Texas and New Mexico midstream assets acquired from El Paso Corporation at March 31, 2002 and for the three month periods ended March 31, 2002 and 2001.

     We filed a current report on Form 8-K dated August 12, 2002, providing audited combined financial statements of El Paso Field Services San Juan Gathering and Processing Businesses, Typhoon Gas Pipeline, Typhoon Oil Pipeline, and Coastal Liquids Partners NGL Business as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999. Also included are the unaudited combined financial statements for these businesses as of March 31, 2002, and for the three months ended March 31, 2002 and 2001.

     We also furnished to the SEC under Item 9, Regulation FD, Current Reports on Form 8-K. Item 9 Current Reports on Form 8-K are not considered to be "filed for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not subject to the liabilities of that section, but are filed to provide full disclosure under Regulation FD." We filed a current report on Form 8-K dated July 24, 2002, which was provided for informational purposes.

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

                                          EL PASO ENERGY PARTNERS, L.P.

                                          By: EL PASO ENERGY PARTNERS COMPANY,
                                            its General Partner

Date: August 13, 2002                     By:      /s/ KEITH B. FORMAN
                                            ------------------------------------
                                                      Keith B. Forman
                                             Vice President and Chief Financial
                                                           Officer

Date: August 13, 2002                     By:      /s/ D. MARK LELAND
                                            ------------------------------------
                                                       D. Mark Leland
                                            Senior Vice President and Controller
                                               (Principal Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.F           -- A/B Exchange Registration Rights Agreement dated as of
                            May 17, 2002, by and among El Paso Energy Partners, L.P.,
                            El Paso Energy Partners Finance Corporation, the
                            subsidiary guarantors party thereto, Credit Suisse First
                            Boston Corporation, Goldman, Sachs & Co., J.P. Morgan
                            Securities Inc., Banc One Capital Markets, Inc., Fleet
                            Securities, Inc., Fortis Investment Services L.L.C., The
                            Royal Bank of Scotland plc, BNP Securities Corp. and
                            First Union Securities, Inc. (Exhibit 4.3 to our
                            registration statement on Form S-4 filed August 12, 2002,
                            File No. 333-97967)
         *99.A           -- Certification of the Chief Executive Officer, pursuant to
                            18 U.S.C. Section 1350, as adopted pursuant to Section
                            906 of the Sarbanes-Oxley Act of 2002.
         *99.B           -- Certification of the Chief Financial Officer, pursuant to
                            18 U.S.C. Section 1350, as adopted pursuant to Section
                            906 of the Sarbanes-Oxley Act of 2002.