Form 10-Q
period 2002-09-30
EL PASO ENERGY PARTNERS LP
filed 2002-11-13
CIK 895040

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 1-11680

                         EL PASO ENERGY PARTNERS, L.P.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      76-0396023
         (State or Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)

               4 GREENWAY PLAZA
                HOUSTON, TEXAS                                     77049
   (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's Telephone Number, Including Area Code: (832) 676-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The registrant had 44,030,314 common units outstanding as of November 8, 2002.

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
                                  (UNAUDITED)

                                                        QUARTER ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------   -------------------
                                                        2002      2001       2002       2001
                                                      --------   -------   --------   --------
Operating revenues..................................  $122,249   $41,268   $304,282   $140,757
                                                      --------   -------   --------   --------
Operating expenses
  Cost of natural gas...............................    27,767     9,822     67,268     43,986
  Operation and maintenance.........................    32,838     6,625     76,531     21,407
  Depreciation, depletion and amortization..........    19,274     7,459     49,939     23,833
  Asset impairment charge...........................        --        --         --      3,921
                                                      --------   -------   --------   --------
                                                        79,879    23,906    193,738     93,147
                                                      --------   -------   --------   --------
Operating income....................................    42,370    17,362    110,544     47,610
                                                      --------   -------   --------   --------
Other income (loss)
  Earnings from unconsolidated affiliates...........     3,168     3,003     10,541      2,659
  Net gain (loss) on sale of assets.................      (434)      511       (119)   (10,740)
  Other income......................................       320       565      1,181     26,922
                                                      --------   -------   --------   --------
                                                         3,054     4,079     11,603     18,841
                                                      --------   -------   --------   --------
Income before interest and other charges............    45,424    21,441    122,147     66,451
                                                      --------   -------   --------   --------
Interest and debt expense...........................    22,070     9,883     55,362     29,506
Minority interest...................................         8        --         13        100
                                                      --------   -------   --------   --------
                                                        22,078     9,883     55,375     29,606
                                                      --------   -------   --------   --------
Income from continuing operations...................    23,346    11,558     66,772     36,845
Income from discontinued operations.................       456       479      4,901          9
                                                      --------   -------   --------   --------
Net income..........................................  $ 23,802   $12,037   $ 71,673   $ 36,854
                                                      ========   =======   ========   ========
Income allocation
  Series B unitholders..............................  $  3,693   $ 4,538   $ 10,875   $ 13,324
                                                      ========   =======   ========   ========
  General partner
     Continuing operations..........................  $ 10,755   $ 5,809   $ 30,245   $ 16,413
     Discontinued operations........................         5         5         49         --
                                                      --------   -------   --------   --------
                                                      $ 10,760   $ 5,814   $ 30,294   $ 16,413
                                                      ========   =======   ========   ========
  Limited partners
     Continuing operations..........................  $  8,898   $ 1,211   $ 25,652   $  7,108
     Discontinued operations........................       451       474      4,852          9
                                                      --------   -------   --------   --------
                                                      $  9,349   $ 1,685   $ 30,504   $  7,117
                                                      ========   =======   ========   ========
Basic and diluted earnings per unit
  Income from continuing operations.................  $   0.20   $  0.04   $   0.61   $   0.21
  Income from discontinued operations...............      0.01      0.01       0.11         --
                                                      --------   -------   --------   --------
  Net income........................................  $   0.21   $  0.05   $   0.72   $   0.21
                                                      ========   =======   ========   ========
Weighted average number of units outstanding........    44,130    34,245     42,373     33,438
                                                      ========   =======   ========   ========

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT UNIT AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2002            2001
                                                              --------------   ------------
                                          ASSETS

Current assets
  Cash and cash equivalents.................................    $   22,278      $   13,084
  Accounts receivable, net of allowance of $2,520 and
     $1,820.................................................        88,059          56,175
  Other current assets......................................         9,029             557
                                                                ----------      ----------
          Total current assets..............................       119,366          69,816

Property, plant, and equipment, net.........................     1,798,705         917,867
Assets held for sale, net...................................            --         185,560
Investment in processing agreement..........................       115,678         119,981
Investment in unconsolidated affiliates.....................        61,618          34,442
Other noncurrent assets.....................................        33,580          29,754
                                                                ----------      ----------
          Total assets......................................    $2,128,947      $1,357,420
                                                                ==========      ==========

                             LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Accounts payable..........................................    $   44,890      $   25,055
  Accrued interest..........................................        21,640           6,401
  Current maturities of limited recourse financing..........            --          19,000
  Other current liabilities.................................        31,247           4,159
                                                                ----------      ----------
          Total current liabilities.........................        97,777          54,615

Revolving credit facilities.................................       569,000         300,000
Long-term debt..............................................       819,430         425,000
Limited recourse financing, less current maturities.........            --          76,000
Other noncurrent liabilities................................        24,939           1,079
                                                                ----------      ----------
          Total liabilities.................................     1,511,146         856,694
                                                                ----------      ----------
Commitments and contingencies

Minority interest...........................................           914              --

Partners' capital
  Limited partners
     Series B preference units; 125,392 units issued and
      outstanding...........................................       153,771         142,896
     Common units; 44,030,314 and 39,738,974 units issued
      and outstanding.......................................       458,548         354,019
          Accumulated other comprehensive loss allocated to
            limited partners' interests.....................          (659)         (1,259)
  General partner...........................................         5,234           5,083
          Accumulated other comprehensive loss allocated to
            general partner's interests.....................            (7)            (13)
                                                                ----------      ----------
          Total partners' capital...........................       616,887         500,726
                                                                ----------      ----------
          Total liabilities and partners' capital...........    $2,128,947      $1,357,420
                                                                ==========      ==========

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
Cash flows from operating activities
  Net income................................................  $  71,673   $  36,854
  Less income from discontinued operations..................      4,901           9
                                                              ---------   ---------
  Income from continuing operations.........................     66,772      36,845
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation, depletion and amortization...............     49,939      23,833
     Asset impairment charge................................         --       3,921
     Distributed earnings of unconsolidated affiliates
       Earnings from unconsolidated affiliates..............    (10,541)     (2,659)
       Distributions from unconsolidated affiliates.........     13,140      27,862
     Net loss on sale of assets.............................        119      10,740
     Other noncash items....................................      1,193       2,480
  Working capital changes, net of non-cash transactions.....     12,914     (15,268)
                                                              ---------   ---------
  Net cash provided by continuing operations................    133,536      87,754
  Net cash provided by discontinued operations..............      5,007       1,586
                                                              ---------   ---------
          Net cash provided by operating activities.........    138,543      89,340
                                                              ---------   ---------
Cash flows from investing activities
  Additions to property, plant and equipment................   (146,544)   (165,899)
  Proceeds from sale of assets..............................      5,460     109,126
  Additions to investments in unconsolidated affiliates.....    (30,364)     (1,487)
  Cash paid for acquisitions, net of cash acquired..........   (741,416)     (8,000)
                                                              ---------   ---------
  Net cash used in investing activities of continuing
     operations.............................................   (912,864)    (66,260)
  Net cash provided by (used in) investing activities of
     discontinued operations................................    186,477     (61,291)
                                                              ---------   ---------
          Net cash used in investing activities.............   (726,387)   (127,551)
                                                              ---------   ---------
Cash flows from financing activities
  Net proceeds from revolving credit facility...............    278,731     224,994
  Revolving credit repayments...............................    (10,000)   (466,000)
  Net proceeds from EPN Holding acquisition facility........    530,529          --
  EPN Holding acquisition facility repayment................   (375,000)         --
  Net proceeds from issuance of long-term debt..............    229,576     243,185
  Argo term loan repayment..................................    (95,000)         --
  Net proceeds from issuance of common units................    150,397      74,653
  Distributions to partners.................................   (112,752)    (73,675)
  Contribution from General Partner.........................        560         705
                                                              ---------   ---------
  Net cash provided by financing activities of continuing
     operations.............................................    597,041       3,862
  Net cash provided by (used in) financing activities of
     discontinued operations................................         (3)     49,961
                                                              ---------   ---------
          Net cash provided by financing activities.........    597,038      53,823
                                                              ---------   ---------
Increase in cash and cash equivalents.......................      9,194      15,612
Cash and cash equivalents
  Beginning of period.......................................     13,084      20,281
                                                              ---------   ---------
  End of period.............................................  $  22,278   $  35,893
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

                         EL PASO ENERGY PARTNERS, L.P.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             AND CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

COMPREHENSIVE INCOME

                                                           QUARTER ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                         -----------------   -----------------
                                                          2002      2001      2002      2001
                                                         -------   -------   -------   -------
Net income.............................................  $23,802   $12,037   $71,673   $36,854
Other comprehensive income (loss)......................     (565)   (3,073)      606    (1,950)
                                                         -------   -------   -------   -------
Total comprehensive income.............................  $23,237   $ 8,964   $72,279   $34,904
                                                         =======   =======   =======   =======

ACCUMULATED OTHER COMPREHENSIVE LOSS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
Beginning balance...........................................     $(1,272)       $    --
  Unrealized mark-to-market losses arising during period....      (1,415)        (1,682)
  Reclassification adjustments for changes in initial value
     of derivative instruments to settlement date...........       2,021            410
                                                                 -------        -------
Ending balance..............................................     $  (666)       $(1,272)
                                                                 =======        =======

                            See accompanying notes.

                         EL PASO ENERGY PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our current report on Form 8-K/A dated July 19, 2002, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2002, and for the quarters and nine months ended September 30, 2002 and 2001, are unaudited. We derived the balance sheet as of December 31, 2001, from the audited balance sheet filed in our current report on Form 8-K/A dated July 19, 2002. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not indicate the results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our previously reported net income or partners' capital. Additionally, we have reflected the results of operations from our Prince assets disposition as discontinued operations for all periods presented. See Note 3 for a further discussion of the Prince Assets Disposition.

     Our accounting policies are consistent with those discussed in our Form 8-K/A dated July 19, 2002, except as discussed below.

  Revenues and Cost of Natural Gas

     Prior to our April 2002 acquisition of the Texas and New Mexico assets, which we refer to as the EPN Holding assets, our cost of natural gas consisted primarily of gas purchased at El Paso Intrastate Alabama for resale. As a result of our acquisition of the EPN Holding assets, we are now incurring additional cost of natural gas related to system imbalances and for the purchase of natural gas as part of our producer services activities. As a convenience for our producers, we may purchase natural gas from them at the wellhead at an index price less an amount that compensates us for our gathering services. We then sell this gas into the open market at points on our system at the same index price. We reflect these sales in our revenues and the related purchases as cost of natural gas.

  Goodwill and Other Intangible Assets

     On January 1, 2002, we adopted Statement of Financial Accounting Standards
(SFAS) No. 142, Goodwill and Other Intangible Assets. Our adoption of this standard did not have a material effect on our financial statements.

  Asset Impairments

     On January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 changed the accounting requirements related to when an asset qualifies as held for sale or as a discontinued operation and the way in which we evaluate assets for impairment. It also changes the accounting for discontinued operations such that we can no longer accrue the estimate for future
---------------

As generally used in the energy industry and in this document, the following terms have the following meanings:

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

operating losses but report them as they are incurred. We applied SFAS No. 144 in accounting for our Prince assets, which met all the requirements to be treated as an asset held for sale, in April 2002. See Note 3, Prince Assets Disposition, for further information.

2. ACQUISITIONS

  Proposed San Juan Assets Acquisition

     In July 2002, we entered into a letter of intent with El Paso Corporation, the indirect parent of our general partner, to acquire for $782 million El Paso Corporation's natural gas gathering system located in the San Juan Basin of New Mexico, including El Paso Corporation's remaining interests in the Chaco cryogenic natural gas processing plant; natural gas liquids (NGL) transportation and fractionation assets located in Texas; and an oil and natural gas gathering system located in the deeper water regions of the Gulf of Mexico, referred to collectively as the San Juan assets. As part of this transaction, El Paso Corporation will be required to repurchase the Chaco processing plant from us for $77 million in October 2021, and at that time, we will have the right to lease the plant from El Paso Corporation for a period of ten years with the option to renew the lease annually thereafter. The purchase price of $782 million is subject to adjustments primarily for working capital and capital expenditures.

     The parties' obligations under the letter of intent are subject to the satisfaction of specified conditions, including negotiating and executing definitive agreements, obtaining other third-party approvals and consents, obtaining satisfactory results from ongoing due diligence and obtaining financing satisfactory to us. We expect to close the transaction in the fourth quarter of 2002. Ultimately, we expect to finance our acquisition of the San Juan assets through long-term debt and equity.

     The equity component of the proposed acquisition contemplates us issuing to El Paso Corporation up to $350 million of our Series C units, a new class of our limited partner interests. The potential $350 million Series C issuance will be reduced by the proceeds from any common unit issuance we may consummate before the closing of the San Juan assets acquisition.

     The Series C units will be similar to our existing common units, except that the Series C units will be non-voting. After April 30, 2003, El Paso Corporation (or its subsidiaries, as applicable) will have the right to cause us to propose a vote of our common unitholders as to whether the Series C units should be converted into common units. If our common unitholders approve the conversion, then each Series C unit will convert into a common unit. If our common unitholders do not approve the conversion within 120 days after El Paso Corporation requests the vote, then the distribution rate for the Series C units will increase to 105 percent of the common unit distribution rate. Thereafter, the Series C unit distribution rate would increase on April 30, 2004 to 110 percent of the common unit distribution rate and on April 30, 2005 to 115 percent of the common unit distribution rate. The issue price for the Series C units will be the greater of $32 per unit or the average market price of a common unit for the five trading days ending on the business day immediately preceding the closing date. If the average market price is less than $27, the San Juan acquisition may be delayed, terminated or renegotiated.

     The remaining balance of the purchase price will be paid in cash. We expect to fund this portion of the purchase price with a $282 million senior secured acquisition term loan and other long-term debt of $150 million.

     In accordance with our procedures for evaluating and valuing material acquisitions with El Paso Corporation, our Special Conflicts Committee engaged an independent financial advisor and obtained two separate fairness opinions for the acquisition of the San Juan assets and the issuance of the Series C units. The opinions we received stated the transaction and the issuance were both fair to us and our unitholders.

  EPN Holding Assets

     In April 2002, EPN Holding Company, L.P., our wholly-owned subsidiary, acquired from El Paso Corporation, midstream assets located in Texas and New Mexico. The acquired assets, which we refer to as the EPN Holding assets, include:

     - the EPGT Texas intrastate pipeline system;

     - the Waha natural gas gathering and treating system located in the Permian Basin region of Texas and New Mexico;

     - the Carlsbad natural gas gathering system located in the Permian Basin region of New Mexico;

     - an approximate 42.3 percent non-operating interest in the Indian Basin natural gas processing and treating facility located in southeastern New Mexico;

     - a 50 percent undivided interest in the Channel natural gas pipeline system located along the Gulf coast of Texas;

     - the TPC Offshore natural gas pipeline system located off the Gulf coast of Texas; and

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

     To finance substantially all of the cash consideration related to this acquisition, EPN Holding entered into a limited recourse credit agreement with a syndicate of commercial banks. See Note 6 for a further discussion of the EPN Holding acquisition facility.

     We accounted for this acquisition as a purchase. Accordingly, an allocation of the purchase price has been assigned to the assets and liabilities acquired based upon their estimated fair value as of the acquisition date. All of the purchase price has been allocated to the EPN Holding net assets acquired. Such allocation is based on our internal evaluation of the assets. An independent appraisal of the fair value of the assets acquired is expected to be completed by the end of 2002. That appraisal will be the basis of the final allocation of the purchase price assigned to the assets and liabilities acquired.

     The following selected unaudited pro forma information represents our consolidated results of operations on a pro forma basis as if we acquired the EPN Holding assets on January 1, 2001:

                                                         QUARTER
                                                          ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                     ---------------   -----------------------
                                                          2001            2002         2001
                                                     ---------------   ----------   ----------
                                                      (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Operating revenues.................................      $113,958       $376,518     $399,328
Operating income...................................      $ 43,052       $139,240     $ 98,487
Net income allocated to limited partners...........      $ 21,589       $ 47,448     $ 31,607
Basic and diluted net income per unit..............      $   0.63       $   1.12     $   0.94

     The selected pro forma information for the quarter ended September 30, 2002 is not provided because the results of operations for the EPN Holding assets are included in the actual results of operations for the period. The selected pro forma information does not necessarily represent what our results of operations actually would have been if these transactions and events had in fact occurred when assumed and are not necessarily representative of our results of operations for any future period.

  Hattiesburg Propane Storage

     In January 2002, we acquired a 3.3 million barrel propane storage business and leaching operation located in Hattiesburg, Mississippi from Suburban Propane Partners, L.P for approximately $10 million. As part of the transaction, we entered into a long-term propane storage agreement with Suburban Propane Partners for a portion of the acquired propane storage capacity.

  Big Thicket

     In August 2002, we acquired the Big Thicket assets, which consist of the Silsbee compressor station and the Big Thicket gathering system, for approximately $11 million from BP America Production Company. The Silsbee compressor station acts as a booster station for a web of area gas gathering lines. The facility has four 1,200 horsepower gas compressors that boost low pressure field gas from 45 to 950 pounds of plant inlet pressure. The Big Thicket gathering system is comprised of approximately 150 miles of 4 to 10 inch diameter pipe with throughput of approximately 22 MMcf/d.

3. PRINCE ASSETS DISPOSITION

     In connection with our April 2002 acquisition of the EPN Holding assets from El Paso Corporation, we sold our Prince tension leg platform (TLP) and our nine percent overriding royalty interest in the Prince Field to subsidiaries of El Paso Corporation. The results of operations for these assets have been accounted for as discontinued operations and have been excluded from continuing operations for all periods in our statements of income. Accordingly, the segment results in Note 9 reflect neither the results of operations for the Prince assets nor the related net assets held for sale. The Prince TLP was previously included in the Platform services segment and the related royalty interest was included in Other. Included in income from discontinued operations for the nine months ended September 30, 2002, were revenues of $6.7 million attributable to these disposed assets. We did not recognize any revenues related to the Prince assets during the quarter ended September 30, 2002, as these assets were sold in April 2002. Included in income from discontinued operations for the quarter and nine months ended September 30, 2001, was revenues of $1.9 million.

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
                                                                  ========

     In April 2002, we sold the Prince assets for $190 million and recognized a gain on the sale of $0.4 million during 2002. In conjunction with this transaction, we repaid the related outstanding $95 million principal balance under our Argo term loan.

4. PARTNERS' CAPITAL

  Cash distributions

     The following table reflects our per unit cash distributions to our common unitholders and the total distributions paid to our common unitholders and general partner during the nine months ended September 30, 2002:

                                                           COMMON       COMMON      GENERAL
MONTH PAID                                                  UNIT      UNITHOLDERS   PARTNER
----------                                               ----------   -----------   -------
                                                         (PER UNIT)       (IN MILLIONS)
February...............................................    $0.625        $24.8       $ 8.9
May....................................................    $0.650        $28.6       $10.9
August.................................................    $0.650        $28.6       $10.9

     In October 2002, we declared a cash distribution of $0.675 per common unit, $29.7 million in aggregate, for the quarter ended September 30, 2002, which we will pay on November 15, 2002, to holders of record as of October 31, 2002. In addition, we will pay distributions to our general partner of $12.0 million in respect of its general partner interest. At the current distribution rates, our general partner receives approximately 29 percent of our total cash distributions for its role as our general partner.

  Public offering of common units

     In April 2002, we issued 4,083,938 common units, which included 1,083,938 common units purchased by our general partner pursuant to its anti-dilution right under our partnership agreement, at the public offering price of $37.86 per unit. We used the net cash proceeds of approximately $149 million to reduce indebtedness under EPN Holding's acquisition facility. Also in April 2002, we issued approximately 159,000 common units at the then-current market price of $37.74 per unit to a subsidiary of El Paso Corporation as partial consideration for our acquisition of the EPN Holding assets. In addition, our general partner contributed approximately $0.6 million in cash to us in April 2002 in order to maintain its one percent capital account balance.

  Other

     In the second quarter of 2002, under the 1998 Unit Option Plan for Non-Employee Directors, we issued 5,429 restricted units with a grant price of $32.23 per unit. We have reflected the issuance of the restricted units as deferred compensation and as an increase in common units. This deferred compensation was approximately $175 thousand and was allocated 1% to our general partner and 99% to our limited partners and is being amortized over the vesting period of the restricted units, which we have estimated to be one year. The unamortized amount of our total deferred compensation as of September 30, 2002, was approximately $1.5 million.

5. PROPERTY, PLANT AND EQUIPMENT

     Our property, plant and equipment consisted of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Property, plant and equipment, at cost
  Pipelines.................................................   $1,472,528      $  856,335
  Platforms and facilities..................................      126,322         125,546
  Processing plant..........................................      263,090         138,090
  Oil and natural gas properties............................      125,793         125,665
  Storage facilities........................................      318,063         156,800
  Construction work-in-progress.............................      131,533          99,667
                                                               ----------      ----------
                                                                2,437,329       1,502,103
Less accumulated depreciation, depletion and amortization...      638,624         584,236
                                                               ----------      ----------
     Property, plant and equipment, net.....................   $1,798,705      $  917,867
                                                               ==========      ==========

6. DEBT AND OTHER CREDIT FACILITIES

  Shelf registration

     In February 2002, our shelf registration statement, as filed with the Securities and Exchange Commission covering up to $1 billion of securities representing limited partnership interests, became effective.

  Credit Facility

     As of September 30, 2002, we had $569 million outstanding with an average interest rate of 4.46% under our $600 million credit facility with the total unused amount available. The credit facility matures in May 2004, is guaranteed by all of our subsidiaries except for our unrestricted subsidiaries and El Paso Energy Partners Finance Corporation, and is collateralized by substantially all of our assets (excluding our unrestricted subsidiaries), and our general partner's general and administrative services agreement. The credit facility, together with the EPN Holding acquisition facility, contains covenants that include restrictions on our and our subsidiaries' ability to incur additional indebtedness or liens, sell assets, make loans or investments, acquire or be acquired by other companies and amend some of our contracts, as well as requiring maintenance of certain financial ratios. As of September 30, 2002, we are not aware of anything that causes us not to be in compliance with the financial ratios and covenants contained in our credit facilities.

     In October 2002, we amended our $600 million credit facility and the EPN Holding acquisition facility in connection with our issuance of the senior secured term loan. The modifications included, among other things, (1) entering into a new $160 million senior secured term loan maturing in 2007; (2) designating our credit facility, the EPN Holding acquisition facility, and the senior secured term loan as "senior secured" indebtedness which is cross-collateralized on an equal basis with all of the collateral currently pledged under our credit facility and the EPN Holding acquisition facility; (3) aligning, effectively, the covenants in our credit facility and the EPN Holding acquisition facility, including eliminating the restrictions for distributing cash out of EPN Holding; and (4) terminating the $25 million revolving credit facility that was formerly part of the EPN Holding acquisition facility. Our new senior secured term loan and the EPN Holding acquisition facility are discussed below. We used the $160 million proceeds from the senior secured term loan to temporarily reduce indebtedness under our $600 million credit facility.

  Senior Secured Term Loan

     In October 2002, in connection with the amendment of our credit facilities discussed above, we obtained a $160 million senior secured term loan with a syndicate of lenders. We may elect that all or a portion of the senior secured term loan bear interest at either 2.25% plus a variable base rate (equal to the greater of the prime rate as determined by JP Morgan, the federal funds rate plus 0.5% or the CD rate as determined by JP Morgan plus 1%); or LIBOR plus 3.5%. We may, at our option, make prepayments in amounts not less than $5 million. However, prepayments we make during the first year of the senior secured term loan require payment of a premium equal to one percent of the prepayment amount. The senior secured term loan is payable in semi-annual installments equal to one percent of the aggregate principal amount of the senior secured term loan for the first nine installments and the remaining balance at maturity in October 2007. The senior secured term loan is guaranteed by us and all of our material subsidiaries; and is cross-collateralized with our credit facility and our EPN Holding acquisition facility, by our general and administrative agreement, substantially all of our assets and our general partner's one percent general partner interest in us.

  Limited Recourse Financing

     EPN Holding acquisition facility -- In connection with our acquisition of the EPN Holding assets from El Paso Corporation in April 2002, EPN Holding entered into a $560 million limited recourse acquisition facility with a group of commercial banks. The acquisition facility provided a term loan of $535 million to finance the acquisition of the EPN Holding assets, and a revolving credit facility of up to $25 million to finance EPN Holding's working capital. EPN Holding's obligations under the acquisition facility are guaranteed by all of our material subsidiaries and equity interests. At the time of its acquisition, EPN Holding borrowed $535 million ($531 million, net of issuance costs) under this term loan and had $25 million available under the revolving credit facility. The EPN Holding term loan matures in April 2005. We used net proceeds of approximately $149 million from our April 2002 common unit offering, $0.6 million contributed by our general partner to maintain its one percent capital account balance and $225 million of the proceeds from our May 2002 offering of 8.5% senior subordinated notes to reduce indebtedness under the term loan. As of September 30, 2002, the outstanding balance under the term loan was $160 million bearing interest at a rate of 4.32% and there were no amounts outstanding under the acquisition facility revolving credit facility.

     In October 2002, as a result of amending our $600 million credit facility discussed above, the EPN Holding acquisition facility covenants were modified and the related $25 million revolving credit facility was terminated.

     Argo term loan -- This loan with a balance of $95 million, including current maturities, at December 31, 2001, was repaid in full in April 2002, in connection with the EPN Holding asset acquisition.

  Senior Subordinated Notes

     In May 2002, we issued $230 million in aggregate principal amount of 8.5% Senior Subordinated Notes due June 2011. The Senior Subordinated Notes were issued for $234.6 million (proceeds of approximately $230 million, net of issuance costs). We used proceeds of $225 million to reduce indebtedness under our EPN Holding acquisition facility and the remainder for general partnership purposes. In August 2002, we filed a registration statement for an offer to exchange these notes for registered debt securities with identical terms. The registration statement is currently under review by the SEC.

  Other credit facilities

     Poseidon Oil Pipeline Company, L.L.C., an unconsolidated affiliate, is party to a $185 million credit agreement under which it has outstanding obligations that may restrict its ability to pay distributions to its owners.

     In January 2002, Poseidon entered into a two-year interest rate swap agreement to fix the interest rate at 4.99% through January 2004 on $75 million of the $150 million outstanding on its credit facility. As of September 30, 2002, the remaining $75 million was at an average floating interest rate of 3.38%.

     In August 2002, Deepwater Gateway, our joint venture that owns the Marco Polo TLP, obtained a $155 million project loan at a variable interest rate from a group of commercial lenders to finance a substantial portion of the cost to construct the Marco Polo TLP and related facilities. Upon completion of the construction, the project loan will convert into a term loan, subject to the terms of the loan agreement. The loan is collateralized by substantially all of Deepwater Gateway's assets. If Deepwater Gateway defaults on its payment obligations under the loan, we would be required to pay to the lenders all distributions we or any of our subsidiaries had received from Deepwater Gateway up to $22.5 million. As of September 30, 2002, Deepwater Gateway had no amounts outstanding under the project loan and had not paid us or any of our subsidiaries any distributions. If Deepwater Gateway had amounts outstanding as of September 30, 2002, the average interest rate would have been 3.56%.

7. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Grynberg. In 1997, we, along with several subsidiaries of El Paso Corporation, were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value of natural gas produced from royalty properties been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). In May 2001, the court denied the defendants' motions to dismiss.

     Will Price (formerly Quinque). We have also been named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of gas working interest owners and gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorney's fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs motion for class certification has been filed and we have filed our response.

     Our Argo L.L.C. subsidiary received a claim from its contractor related to our recently completed Prince TLP. The contractor received a request for additional payments from its subcontractor as a result of variation orders and is seeking to pass these costs along to Argo. After negotiations, the contractor, the subcontractor and Argo agreed upon a settlement in July 2002. This settlement did not have a material adverse effect on our financial position, results of operations or cash flow.

     Under the terms of our agreement with El Paso Corporation pursuant to which we acquired the EPN Holding assets, subsidiaries of El Paso Corporation have agreed to indemnify us against all obligations related to existing legal matters at the acquisition date, including the legal matters involving Leapartners, L.P., City of Edinburg, Houston Pipe Line Company LP and City of Corpus Christi discussed below.

     During 2000, Leapartners, L.P. filed a suit against El Paso Field Services and others in the District Court of Loving County, Texas, alleging a breach of contract to gather and process gas in areas of western Texas related to an asset now owned by EPN Holding. In May 2001, the court ruled in favor of Leapartners and entered a judgment against El Paso Field Services of approximately $10 million. El Paso Field Services has filed an appeal with the Eighth Court of Appeals in El Paso, Texas. Briefs have been filed and oral arguments are set for November 2002.

     Also, EPGT Texas Pipeline L.P., now owned by EPN Holding, is involved in litigation with the City of Edinburg concerning the City's claim that EPGT Texas was required to pay pipeline franchise fees under a contract the City had with Rio Grande Valley Gas Company, which was previously owned by EPGT Texas and is now owned by Southern Union Gas Company. An adverse judgment against Southern Union and EPGT Texas was rendered in Hidalgo County State District court in December 1998 and found a breach of contract, and held both EPGT Texas and Southern Union jointly and severally liable to the City for approximately $4.7 million. The judgment relies on the single business enterprise doctrine to impose contractual obligations on EPGT Texas and Southern Union's entities that were not parties to the contract with the City. EPGT Texas has appealed this case to the Texas Supreme Court seeking reversal of the judgment rendered against EPGT Texas. The City seeks a remand to the trial court of its claim of tortious interference against EPGT Texas. Briefs have been filed and oral arguments are set for November 2002.

     In December 2000, a 30-inch natural gas pipeline jointly owned by El Paso Energy Intrastate, now owned by EPN Holding, and Houston Pipe Line Company LP ruptured in Mont Belvieu, Texas, near Baytown, resulting in substantial property damage and minor physical injury. El Paso Energy Intrastate is the operator of the pipeline. In December 2000 a lawsuit was filed in the state district court in Chambers County, Texas by eight plaintiffs, including two homeowners' insurers. The suits seek recovery for physical pain and suffering, mental anguish, physical impairment, medical expenses, and property damage. Houston Pipe Line Company has been added as an additional defendant. In accordance with the terms of the operating agreement, El Paso Energy Intrastate has agreed to assume the defense of and to indemnify Houston Pipe Line Company. In September 2002, an agreement was reached to settle the claims of two plaintiffs (including one of the insurers). The discovery phase of the lawsuit is proceeding and trial is expected in early 2003.

     The City of Corpus Christi, Texas ("City") is alleging that EPGT Texas and various Coastal entities owe it monies for past obligations under City ordinances that propose to tax EPGT Texas on its gross receipts from local natural gas sales for the use of street rights-of-way. No lawsuit has been filed to date. Some but not all of the EPGT Texas pipe at issue has been using the rights-of-way since the 1960's. In addition, the City demands that EPGT Texas agree to a going-forward consent agreement in order for EPGT Texas pipe and Coastal to have the right to remain in City rights-of-way.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we will establish the necessary accruals. As of September 30, 2002, we had no reserves for our legal matters.

     While the outcome of our outstanding legal matters cannot be predicted with certainty, based on information known to date, we do not expect the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows. As new information becomes available or relevant developments occur, we will establish accruals as appropriate. The impact of these changes may have a material effect on our results of operations.

  Environmental

     Each of our operating segments is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations are applicable to each segment and require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2002, we had a reserve of approximately $21 million for remediation costs expected to be incurred over time associated with mercury meters. We assumed this liability in connection with our April 2002 acquisition of the EPN Holding assets. In addition, we expect to make capital expenditures for environmental matters of approximately $10 million in the aggregate for the years 2003 through 2007, primarily to comply with clean air regulations.

     While the outcome of our outstanding environmental matters cannot be predicted with certainty, based on the information known to date and our existing accruals, we do not expect the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows. It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations.

  Rates and Regulatory Matters

     Marketing Affiliate NOPR. In September 2001, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. Since our High Island Offshore System (HIOS) and Petal Gas Storage facility are interstate facilities as defined by the Natural Gas Act, the proposed regulations, if adopted by FERC, would dictate how HIOS and Petal conduct business and interact with all of our energy affiliates and El Paso Corporation's energy affiliates. In December 2001, we filed comments with the FERC addressing our concerns with the proposed rules. A public hearing was held in May 2002, providing an opportunity to comment further on the NOPR. Following the conference, additional comments were filed by us. At this time, we cannot predict the outcome of the NOPR, but adoption of the regulations in the form proposed would, at a minimum, place additional administrative and operational burdens on us.

     If the standards of conduct NOPR is adopted by the FERC, we will be required to functionally separate our HIOS and Petal interstate facilities from our other entities. Under the proposed rule, we would be required to dedicate employees to manage and operate our interstate facilities independently from our other non-jurisdictional facilities. This employee group would be required to function independently and would be prohibited from communicating non-public transportation information to affiliates. Separate office facilities and systems would be necessary because of the requirement to restrict affiliate access to interstate transportation information. The NOPR also limits the sharing of employees and officers with non-regulated entities. Because of the loss of synergies and shared employee restrictions, a disposition of the interstate facilities may be necessary for us to effectively comply with the rule. At this time, we cannot predict the outcome of this NOPR.

     Negotiated Rate NOI. In July 2002, the FERC issued a Notice of Inquiry
(NOI) that seeks comments regarding its 1996 policy of permitting pipelines to enter into negotiated rate transactions. The FERC is now reviewing whether or not a pipeline's "recourse rate" (its cost of service based rate) continues to safeguard against a pipeline exercising market power, as well as other issues related to negotiated rate programs.

     Cash Management NOPR. In August 2002, the FERC issued a NOPR requiring that all cash management or money pool arrangements between a FERC regulated subsidiary and a non-FERC regulated parent must be in writing, and set forth: the duties and responsibilities of cash management participants and administrators; the methods of calculating interest and for allocating interest income and expenses; and the restrictions on deposits or borrowings by money pool members. The NOPR also requires specified documentation for all deposits into, borrowings from, interest income from, and interest expenses related to, these arrangements. Finally, the NOPR proposes that as a condition of participating in a cash management or money pool arrangement, the FERC regulated entity must maintain a minimum proprietary capital balance of 30 percent, and the FERC regulated entity and its parent must maintain investment grade credit ratings. In August 2002 comments were filed. Representatives of companies from the gas and electric industries participated on a panel and uniformly agreed that the proposed regulations should be revised substantially and that the proposed capital balance and investment grade credit rating requirements would be excessive. At this time, we cannot predict the outcome of this NOPR.

     Also in August 2002, FERC's Chief Accountant issued an Accounting Release, to be effective immediately, providing guidance on how companies should account for money pool arrangements and the types of documentation that should be maintained for these arrangements. However, the Accounting Release did not address the proposed requirements that the FERC regulated entity maintain a minimum proprietary capital balance of 30 percent and that the entity and its parent have investment grade credit ratings. Requests for rehearing were filed in August 2002. The FERC has not yet acted on the rehearing requests.

     If the cash management NOPR is adopted by the FERC, our HIOS and Petal interstate facilities will no longer be permitted to participate in a money pool or cash management program. As a result, more frequent distributions or equity contributions may be needed in anticipation of monthly cash flow requirements for those interstate facilities. Also, separate credit facilities and resources may be required to support the capital and day-to-day activities for the interstate facilities separate from other of our subsidiaries and our primary bank accounts.

     Other Regulatory Matters. Our HIOS system is also subject to the jurisdiction of the FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. HIOS operates under a separate FERC approved tariff that governs its operations, terms and conditions of service, and rates. We are obligated to file a new rate case for our HIOS system no later than December 31, 2002.

     In June 2002, Petal Gas Storage filed with the FERC a certificate application to add additional gas storage capacity to Petal's storage system. The filing included a new storage cavern with a working gas capacity of 5 Bcf, the conversion and enlargement of an existing subsurface brine storage cavern to a gas storage cavern with a working capacity of 3 Bcf and related surface facilities, natural gas, water and brine transmission lines.

     In December 1999, EPGT Texas filed a petition with the FERC for approval of its rates for interstate transportation service. In June 2002, the FERC issued an order that required revisions to EPGT Texas' proposed rates. It also ordered refunds to customers for the difference, if any, between the originally proposed levels and the revised rates ordered by the FERC. The changes ordered by the FERC involve reductions to rate of return, depreciation rates and revisions to the proposed rate design, including a requirement to separately state rates for gathering service. We believe the amount of any rate refund would be minimal since, as provided for in our tariff, we were not charging our customers at the maximum rate. In July 2002, EPGT Texas requested rehearing on certain issues raised by the FERC's order, including the ordered changes to rate design and depreciation rates, and the requirement to separately state a gathering rate. Falcon Gas Storage also requested late intervention and rehearing of the order. Falcon asserts that EPGT Texas' imbalance penalties and terms of service preclude third parties from offering imbalance management services. EPGT Texas' request for rehearing has been granted and is pending before the FERC.

     While the outcome of all of our rates and regulatory matters cannot be predicted with certainty, based on information known to date, we do not expect the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows. As new information becomes available or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations.

  Other Matters

     As a result of current circumstances generally surrounding the energy sector, the creditworthiness of several industry participants has been called into question. As a result of these general circumstances, we have established an internal group to monitor our exposure to and determine, as appropriate, whether we should request prepayments, letters of credit or other collateral from our counterparties. If these general conditions worsen and, as a result, several industry participants file for Chapter 11 bankruptcy protection, it could have a material adverse effect on our financial position, results of operations or cash flows.

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

     In August 2002, we entered into a derivative financial instrument to hedge our exposure during 2003 relating to gathering activities for changes in natural gas prices in the San Juan Basin in anticipation of our proposed acquisition of the San Juan assets. The derivative is a financial swap on 30,000 MMBtu per day whereby we receive a fixed price of $3.525 per MMBtu and pay a floating price based on the San Juan index. We are accounting for this derivative under mark-to-market accounting since it does not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As of September 30, 2002, the fair value of this derivative was a $1.0 million liability and we recognized this $1.0 million loss in the margin of our Natural gas pipelines and plants segment. Once the proposed acquisition of the San Juan assets is completed, we expect to designate this derivative as a cash flow hedge under SFAS 133.

     At September 30, 2002, in connection with our EPIA operations, we have fixed price contracts with specific customers for the sale of predetermined volumes of natural gas for delivery over established periods of time. We entered into cash flow hedges in 2001 and 2002 to offset the risk of increasing natural gas prices. As of September 30, 2002, the fair value of these cash flow hedges was an asset of approximately $49 thousand. For the nine months ended September 30, 2002, the majority of these cash flow hedges expired and we reclassified a loss of $1.4 million from accumulated other comprehensive income to earnings. No ineffectiveness exists in our hedging relationship because all purchase and sale prices are based on the same index and volumes as the hedge transaction. We estimate the entire amount will be reclassified from accumulated other comprehensive income to earnings over the next nine months.

     Starting in April 2002, in connection with our EPN Holding acquisition, we have swaps in place for our interest in the Indian Basin processing plant to hedge the price received for the sale of natural gas liquids. As of September 30, 2002, the fair value of these cash flow hedges was a $126 thousand liability resulting in an unrealized loss of $126 thousand. We do not expect any ineffectiveness in our hedging relationship since all sale prices are based on the same index as the hedge transaction. We estimate the entire amount will be reclassified from accumulated other comprehensive income to earnings over the next three months.

     In January 2002, Poseidon entered into a two-year interest rate swap agreement to fix the interest rate on $75 million of its $150 million variable rate revolving credit facility at 4.99% over the life of the swap. As of September 30, 2002, the fair value of its interest rate swap was a liability of $1.6 million resulting in accumulated other comprehensive loss of $1.6 million. We included our 36 percent share of this liability of $0.6 million as a reduction of our investment in Poseidon and as loss in accumulated other comprehensive income which we estimate will be reclassified to earnings proportionately over the next 15 months. Additionally, we have recognized in income our 36 percent share of Poseidon's realized loss of $0.9 million for the nine months ended September 30, 2002, or $0.3 million, through our earnings from unconsolidated affiliates.

     Our counterparties for EPIA and Indian Basin hedging activities are El Paso Merchant Energy and El Paso Field Services, affiliates of our general partner. We do not require collateral and do not anticipate non-performance by our counterparties. The counterparty for Poseidon's hedging activity is Credit Lyonnais. Poseidon does not require collateral and does not anticipate non-performance by the counterparty. The counterparty for our San Juan hedging activity is J. Aron and Company, a subsidiary of Goldman Sachs. We do not require collateral and do not anticipate non-performance by our counterparty.

9. SEGMENT INFORMATION

     In light of our expectation of acquiring additional natural gas pipeline and processing assets, effective January 1, 2002, we revised and renamed our business segments to reflect the change in composition of our operations as discussed below. We have segregated our business activities into four distinct operating segments:

     - Natural gas pipelines and plants;

     - Oil and NGL logistics;

     - Natural gas storage; and

     - Platform services.

     In October 2001, we acquired the Chaco processing plant and reflected the operations of this asset in our Oil and NGL logistics segment. With the change in our segments, we moved the Chaco processing plant to our Natural gas pipelines and plants segment. As a result of our sale of the Prince TLP and our nine percent overriding royalty interest in the Prince Field in April 2002, the results of operations from these assets are reflected as discontinued operations in our statements of income for all periods presented. Accordingly, the segment results reflect neither the results of operations for the Prince assets nor the related assets held for sale. Beginning in 2002, operations from our oil and natural gas production activities are reflected in Other.

     We have restated the prior periods, to the extent practicable, in order to conform to our current business segment presentation. The restated results of operations for the quarter and nine months ended September 30, 2001, are not necessarily indicative of the results which would have been achieved had the revised business structure been in effect during the period.

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

                        QUARTER ENDED SEPTEMBER 30, 2002

                                    NATURAL GAS    OIL AND     NATURAL
                                    PIPELINES &      NGL         GAS      PLATFORM
                                      PLANTS      LOGISTICS    STORAGE    SERVICES   OTHER(1)     TOTAL
                                    -----------   ----------   --------   --------   --------   ----------
                                                                (IN THOUSANDS)
Revenue from external customers...  $   96,319     $  9,450    $  8,599   $  3,595   $ 4,286    $  122,249
Intersegment revenue..............          62           --          --      1,547    (1,609)           --
Depreciation, depletion and
  amortization....................      12,235        1,399       2,818        990     1,832        19,274
Operating income (loss)...........      31,622        5,911       2,637      2,961      (761)       42,370
Earnings from unconsolidated
  affiliates......................          --        3,168          --         --        --         3,168
EBIT..............................      31,188        9,080       2,637      3,076      (557)       45,424
Performance cash flows............      44,436       11,271       5,455      4,522     3,229        68,913
Assets............................   1,420,312      187,432     311,205    122,025    87,973     2,128,947

                        QUARTER ENDED SEPTEMBER 30, 2001

                                      NATURAL GAS    OIL AND     NATURAL
                                      PIPELINES &      NGL         GAS      PLATFORM
                                        PLANTS      LOGISTICS    STORAGE    SERVICES   OTHER(1)    TOTAL
                                      -----------   ----------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
Revenue from external customers.....   $ 18,158      $ 10,130    $  4,641   $  3,792   $ 4,547    $ 41,268
Intersegment revenue................         84            --          --      3,147    (3,231)         --
Depreciation, depletion and
  amortization......................      1,592         1,465       1,401      1,052     1,949       7,459
Operating income (loss).............      5,313         6,778       1,636      4,953    (1,318)     17,362
Earnings (loss) from unconsolidated
  affiliates........................       (510)        3,513          --         --        --       3,003
EBIT................................      5,313        10,291       1,636      4,953      (752)     21,441
Performance cash flows..............     13,415        12,923       3,037      7,332     2,994      39,701
Assets..............................    213,134       196,760     194,539    105,407    89,136     798,976

----------

(1) Represents predominately our oil and natural gas production activities as well as intersegment eliminations.

                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                       NATURAL GAS    OIL AND     NATURAL
                                       PIPELINES &      NGL         GAS      PLATFORM
                                         PLANTS      LOGISTICS    STORAGE    SERVICES   OTHER(1)     TOTAL
                                       -----------   ----------   --------   --------   --------   ----------
                                                                   (IN THOUSANDS)
Revenue from external customers......  $  231,874     $ 28,026    $ 18,454   $ 13,222   $12,706    $  304,282
Intersegment revenue.................         179           --          --      7,770    (7,949)           --
Depreciation, depletion and
  amortization.......................      30,987        4,530       5,620      3,093     5,709        49,939
Operating income (loss)..............      79,834       16,383       4,635     15,477    (5,785)      110,544
Earnings from unconsolidated
  affiliates.........................          --       10,541          --         --        --        10,541
EBIT.................................      79,733       26,926       4,635     15,591    (4,738)      122,147
Performance cash flows...............     111,733       34,055      10,255     24,837     7,535       188,415
Assets...............................   1,420,312      187,432     311,205    122,025    87,973     2,128,947

                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                         NATURAL GAS    OIL AND     NATURAL
                                         PIPELINES &      NGL         GAS      PLATFORM
                                           PLANTS      LOGISTICS    STORAGE    SERVICES   OTHER(1)    TOTAL
                                         -----------   ----------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Revenue from external customers........   $ 69,054      $ 22,866    $ 15,089   $ 11,687   $22,061    $140,757
Intersegment revenue...................        297            --          --      9,483    (9,780)         --
Depreciation, depletion and
  amortization.........................      5,597         3,646       4,203      3,145     7,242      23,833
Asset impairment charge................      3,921            --          --         --        --       3,921
Operating income (loss)................     12,272        14,393       6,517     14,723      (295)     47,610
Earnings (loss) from unconsolidated
  affiliates...........................    (10,304)       12,963          --         --        --       2,659
EBIT...................................     16,652        27,356       6,537     14,691     1,215      66,451
Performance cash flows.................     35,153        33,051      10,740     18,854    14,046     111,844
Assets.................................    213,134       196,760     194,539    105,407    89,136     798,976

----------

(1) Represents predominately our oil and natural gas production activities as well as intersegment eliminations.

              RECONCILIATION OF PERFORMANCE CASH FLOWS BY SEGMENT

                                            NATURAL GAS    OIL AND     NATURAL
                                            PIPELINES &      NGL         GAS     PLATFORM
                                              PLANTS      LOGISTICS    STORAGE   SERVICES    OTHER     TOTAL
                                            -----------   ----------   -------   --------   -------   --------
                                                                      (IN THOUSANDS)
QUARTER ENDED SEPTEMBER 30, 2002
Net income................................                                                            $ 23,802
Plus: Interest and debt expense(1)........                                                              22,070
      Minority interest(1)................                                                                   8
Less: Income from discontinued
  operations..............................                                                                 456
EBIT......................................   $ 31,188      $ 9,080     $ 2,637   $ 3,076    $  (557)  $ 45,424
Plus: Depreciation, depletion and
  amortization............................     12,235        1,399       2,818       990      1,832     19,274
  Cash distributions from unconsolidated
     affiliates...........................         --        3,960          --        --         --      3,960
  Net cash payment received from El Paso
     Corporation..........................         --           --          --        --      1,954      1,954
  Discontinued operations of Prince
     facilities...........................         --           --          --       456         --        456
  Noncash hedge loss......................      1,013           --          --        --         --      1,013
Less: Earnings from unconsolidated
  affiliates..............................         --        3,168          --        --         --      3,168
                                             --------      -------     -------   -------    -------   --------
Performance cash flows(2).................   $ 44,436      $11,271     $ 5,455   $ 4,522    $ 3,229   $ 68,913
                                             ========      =======     =======   =======    =======   ========
QUARTER ENDED SEPTEMBER 30, 2001
Net income................................                                                            $ 12,037
Plus: Interest and debt expense(1)........                                                               9,883
Less: Income from discontinued
  operations..............................                                                                 479
EBIT......................................   $  5,313      $10,291     $ 1,636   $ 4,953    $  (752)  $ 21,441
Plus: Depreciation, depletion and
  amortization............................      1,592        1,465       1,401     1,052      1,949      7,459
  Cash distributions from unconsolidated
     affiliates...........................      6,000        4,680          --        --         --     10,680
  Net cash payment received from El Paso
     Corporation..........................         --           --          --        --      1,797      1,797
  Discontinued operations of Prince
     facilities...........................         --           --          --     1,327         --      1,327
Less: Earnings (loss) from unconsolidated
  affiliates..............................       (510)       3,513          --        --         --      3,003
                                             --------      -------     -------   -------    -------   --------
Performance cash flows(2).................   $ 13,415      $12,923     $ 3,037   $ 7,332    $ 2,994   $ 39,701
                                             ========      =======     =======   =======    =======   ========

---------------
(1) We finance our activities and evaluate our minority interest at the consolidated level and therefore we do not allocate interest and debt expense among our segments.

(2) Performance cash flows (or Adjusted EBITDA) is determined by taking EBIT and adding or subtracting, as appropriate, cash distributions from unconsolidated affiliates; depreciation, depletion and amortization; earnings from unconsolidated affiliates; gains and losses on asset sales; and other nonrecurring items.

              RECONCILIATION OF PERFORMANCE CASH FLOWS BY SEGMENT

                                            NATURAL GAS    OIL AND     NATURAL
                                            PIPELINES &      NGL         GAS     PLATFORM
                                              PLANTS      LOGISTICS    STORAGE   SERVICES    OTHER     TOTAL
                                            -----------   ----------   -------   --------   -------   --------
                                                                      (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 2002
Net income................................                                                            $ 71,673
Plus: Interest and debt expense(1)........                                                              55,362
      Minority interest(1)................                                                                  13
Less: Income from discontinued
  operations..............................                                                               4,901
EBIT......................................   $ 79,733      $26,926     $ 4,635   $15,591    $(4,738)  $122,147
Plus: Depreciation, depletion and
  amortization............................     30,987        4,530       5,620     3,093      5,709     49,939
  Cash distributions from unconsolidated
     affiliates...........................         --       13,140          --        --         --     13,140
  Net cash payment received from El Paso
     Corporation..........................         --           --          --        --      5,752      5,752
  Discontinued operations of Prince
     facilities...........................         --           --          --     6,153        812      6,965
  Noncash hedge loss......................      1,013           --          --        --         --      1,013
Less: Earnings from unconsolidated
  affiliates..............................         --       10,541          --        --         --     10,541
                                             --------      -------     -------   -------    -------   --------
Performance cash flows(2).................   $111,733      $34,055     $10,255   $24,837    $ 7,535   $188,415
                                             ========      =======     =======   =======    =======   ========
NINE MONTHS ENDED SEPTEMBER 30, 2001
Net income................................                                                            $ 36,854
Plus: Interest and debt expense(1)........                                                              29,506
      Minority interest(1)................                                                                 100
Less: Income from discontinued
  operations..............................                                                                   9
EBIT......................................   $ 16,652      $27,356     $ 6,537   $14,691    $ 1,215   $ 66,451
Plus: Depreciation, depletion and
  amortization............................      5,597        3,646       4,203     3,145      7,242     23,833
  Asset impairment charge.................      3,921           --          --        --         --      3,921
  Cash distributions from unconsolidated
     affiliates...........................     12,850       15,012          --        --         --     27,862
  Net cash payment received from El Paso
     Corporation..........................         --           --          --        --      5,589      5,589
  Discontinued operations of Prince
     facilities...........................         --           --          --     1,000         --      1,000
  Loss on sale of Gulf of Mexico assets...      7,793           --          --     3,458         --     11,251
Less: Earnings (loss) from unconsolidated
  affiliates..............................    (10,304)      12,963          --        --         --      2,659
  Non-cash earnings related to future
     payments from El Paso Corporation....     21,964           --          --     3,440         --     25,404
                                             --------      -------     -------   -------    -------   --------
Performance cash flows(2).................   $ 35,153      $33,051     $10,740   $18,854    $14,046   $111,844
                                             ========      =======     =======   =======    =======   ========

---------------
(1) We finance our activities and evaluate our minority interest at the consolidated level and therefore we do not allocate interest and debt expense among our segments.

(2) Performance cash flows (or Adjusted EBITDA) is determined by taking EBIT and adding or subtracting, as appropriate, cash distributions from unconsolidated affiliates; depreciation, depletion and amortization; earnings from unconsolidated affiliates; gains and losses on asset sales; and other nonrecurring items.

10. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     We hold investments in various affiliates which we account for using the equity method of accounting. In October 2001, we acquired the remaining 50 percent of Deepwater Holdings, L.L.C. that we did not already own. Following this transaction, Deepwater Holdings has been consolidated in our financial statements from the acquisition date. Summarized financial information for these investments are as follows:

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                                              POSEIDON
                                                              --------
OWNERSHIP INTEREST..........................................      36%
                                                              =======
OPERATING RESULTS DATA:
  Operating revenues........................................  $43,857
  Other income..............................................      936
  Operating expenses........................................   (4,042)
  Depreciation..............................................   (6,190)
  Other expenses............................................   (5,218)
                                                              -------
  Net income................................................  $29,343
                                                              =======
OUR SHARE:
  Allocated income from Poseidon............................  $10,563
  Adjustments(1)............................................      (22)
                                                              -------
  Earnings from unconsolidated affiliate....................  $10,541
                                                              =======
  Allocated distributions...................................  $13,140
                                                              =======

                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                     DEEPWATER                 DIVESTED
                                                     HOLDINGS    POSEIDON   INVESTMENTS(2)    TOTAL
                                                     ---------   --------   --------------   -------
OWNERSHIP INTEREST.................................       50%        36%            --
                                                     ========    =======        ======
OPERATING RESULTS DATA:
  Operating revenues...............................  $ 39,138    $53,370        $1,982
  Other income (loss)..............................        --        335           (85)
  Operating expenses...............................   (15,812)    (3,024)         (590)
  Depreciation.....................................    (8,380)    (8,512)         (953)
  Other expenses (income)..........................    (6,625)    (5,887)          222
  Loss on sale.....................................   (21,044)        --            --
                                                     --------    -------        ------
  Net income (loss)................................  $(12,723)   $36,282        $  576
                                                     ========    =======        ======
OUR SHARE:
  Allocated income (loss)..........................  $(10,443)   $13,062        $  148
  Adjustments(1)...................................        --        (99)           (9)
                                                     --------    -------        ------
  Earnings (loss) from unconsolidated affiliates...  $(10,443)   $12,963        $  139       $ 2,659
                                                     ========    =======        ======       =======
  Allocated distributions..........................  $ 12,850    $15,012        $   --       $27,862
                                                     ========    =======        ======       =======

----------

(1) We recorded adjustments primarily for differences from estimated year end earnings reported in our Annual Report on Form 10-K and actual earnings reported in the audited annual reports of our unconsolidated affiliates. For the nine months ended September 30, 2001, we recorded an additional adjustment relating to the sale of Stingray Pipeline Company, U-T Offshore System (UTOS) and West Cameron. The loss on these sales was not allocated proportionately with Deepwater Holdings' ownership percentages because the capital contributed by us was a larger amount of capital at the formation and therefore we were allocated a larger portion of the loss. Our total share of the loss relating to these sales was approximately $14 million.

(2) Divested Investments includes Manta Ray Offshore Gathering Company, L.L.C. and Nautilus Pipeline Company, L.L.C. In January 2001, we sold our 25.67% interest in Manta Ray Offshore and our 25.67% interest in Nautilus.

  Deepwater Gateway/Marco Polo Project

     In June 2002, we formed Deepwater Gateway, L.L.C., a 50/50 joint venture with Cal Dive International Inc., to construct and install the Marco Polo TLP. The total cost of the project is estimated to be $206 million or approximately $103 million for our share. As of September 30, 2002, we have contributed $27 million to Deepwater Gateway.

  Arizona Gas Storage, L.L.C./Copper Eagle Project

     In June 2002, we acquired El Paso Corporation's effective 30 percent interest in a natural gas storage facility development project located near Phoenix, Arizona.

11. RELATED PARTY TRANSACTIONS

     Our transactions with related parties and affiliates are as follows:

                                                   QUARTER ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                 -----------------   ------------------
                                                  2002      2001       2002      2001
                                                 -------   -------   --------   -------
                                                             (IN THOUSANDS)
Revenues received from related parties
  Natural gas pipelines and plants.............  $45,588   $ 2,551   $104,771   $10,333
  Oil and NGL logistics........................    6,608     8,493     19,833    17,544
  Natural gas storage..........................       --       154         67     2,467
  Platform services............................       --     1,858         --     1,893
  Other........................................    2,456     1,191      7,402     4,012
                                                 -------   -------   --------   -------
                                                 $54,652   $14,247   $132,073   $36,249
                                                 =======   =======   ========   =======
Expenses paid to related parties
  Cost of natural gas..........................  $ 3,399   $ 5,120   $ 16,652   $28,116
  Operating expenses...........................   15,289    11,902     38,905    27,138
                                                 -------   -------   --------   -------
                                                 $18,688   $17,022   $ 55,557   $55,254
                                                 =======   =======   ========   =======
Reimbursements received from related parties
  Operating expenses...........................  $   525   $ 2,634   $  1,575   $ 8,837
                                                 =======   =======   ========   =======

     For the quarters ended September 30, 2002 and 2001, revenues received from related parties consisted of approximately 45% and 35% of our total revenue. For the nine months ended September 30, 2002 and 2001, revenues received from related parties consisted of approximately 43% and 26% of our total revenue.

     There have been no changes to our related party relationships, except as described below, from those described in Note 9 of our audited financial statements filed in our current report on Form 8-K/A dated July 19, 2002.

  Revenues received from related parties

     EPN Holding Assets. Our revenues from related parties increased in 2002 as a result of our EPN Holding transaction in which we acquired gathering, transportation and processing contracts with affiliates of our general partner. For the quarter and nine months ended September 30, 2002, we received $21.8 million and $46.1 million from El Paso Merchant Energy North America Company, $10.2 million and $19.6 million from El Paso Field Services and $1.4 million and $2.8 million from El Paso Production Company.

  Expenses paid to related parties

     Cost of natural gas. Our cost of natural gas paid to related parties increased in 2002 as a result of our EPN Holding transaction in which we acquired contracts with affiliates of our general partner. For the quarter and nine months ended September 30, 2002, we had natural gas imbalance settlement expenses of $0.1 million and $0.3 million from Tennessee Gas Pipeline Company and $0.1 million for the nine months ended September 30, 2002 from El Paso Merchant Energy North America Company.

     Operating expenses. Our operating expense paid to related parties increased in 2002 as a result of our EPN Holding transaction in which we acquired operating agreements with El Paso Field Services. For the quarter and nine months ended September 30, 2002, we had operating expenses of $6.3 million and $11.4 million.

     Under a general and administrative services agreement between subsidiaries of El Paso Corporation and us, a fee of approximately $0.8 million per month was charged to our general partner, and accordingly, to us, which is intended to approximate the amount of resources allocated by El Paso Corporation and its affiliates in providing various operational, financial, accounting and administrative services on behalf of our general partner and us. In April 2002, in connection with our acquisition of EPN Holding assets, our general and administrative services agreement was extended to December 31, 2005, and the fee increased to approximately $1.6 million per month. We believe this fee approximates the actual costs incurred.

  Other Matters

     In addition to the related party transactions discussed above, pursuant to the terms of many of the purchase and sale agreements we have entered into with various entities controlled directly or indirectly by El Paso Corporation, we have been indemnified for potential future liabilities, expenses and capital requirements above a negotiated threshold. Specifically, an indirect subsidiary of El Paso Corporation has indemnified us for specific litigation matters to the extent the ultimate resolutions of these matters result in judgments against us. For a further discussion of these matters see Note 7, Commitments and Contingencies, Legal Proceedings. Some of our agreements obligate certain indirect subsidiaries of El Paso Corporation to pay for capital costs related to maintaining assets which were acquired by us, if such costs exceed negotiated thresholds. We do not believe these thresholds will be exceeded. We have made no such claims for reimbursement to date and none are contemplated to be made at this time.

     We have also entered into capital contribution arrangements with regulated pipelines owned by El Paso Corporation in the past, and will most likely do so in the future, as part of our normal commercial activities in the Gulf of Mexico. Regulated pipelines often contribute capital toward the construction costs of gathering facilities owned by others which are connected to their pipelines. We have, or plan to have, agreements with ANR Pipeline Company and Tennessee Gas Pipeline Company under which we will receive a total of approximately $25 million of capital toward the construction of gathering pipelines to the Marco Polo, Red Hawk and Medusa discoveries, payable over the next eighteen months.

     The following table provides summary data categorized by our related parties:

                                                          QUARTER ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                        -----------------   ------------------
                                                         2002      2001       2002      2001
                                                        -------   -------   --------   -------
                                                                    (IN THOUSANDS)
Revenues received from related parties
  El Paso Corporation
     El Paso Merchant Energy North America Company....  $25,486   $ 2,645   $ 61,705   $12,761
     El Paso Production Company.......................    2,849     2,999      6,414     4,946
     Tennessee Gas Pipeline Company...................      113       110         --       686
     El Paso Field Services...........................   24,898     8,493     63,870    17,544
     Southern Natural Gas Company.....................      112        --         49       277
     El Paso Natural Gas Company......................    1,194        --         35        --
  Unconsolidated Subsidiaries
     Manta Ray Offshore(1)............................       --        --         --        35
                                                        -------   -------   --------   -------
                                                        $54,652   $14,247   $132,073   $36,249
                                                        =======   =======   ========   =======
Cost of natural gas purchased from related parties
  El Paso Corporation
     El Paso Merchant Energy North America Company....  $ 3,323   $ 3,837   $ 14,082   $22,639
     El Paso Production Company.......................       --     1,243      2,251     5,330
     Tennessee Gas Pipeline Company...................       37        --        227        --
     Southern Natural Gas Company.....................       39        40         92       147
                                                        -------   -------   --------   -------
                                                        $ 3,399   $ 5,120   $ 16,652   $28,116
                                                        =======   =======   ========   =======
Operating expenses paid to related parties
  El Paso Corporation
     El Paso Field Services...........................  $15,176   $11,752   $ 38,547   $26,731
  Unconsolidated Subsidiaries
     Poseidon Oil Pipeline Company....................      113       135        358       407
     Manta Ray Offshore...............................       --        15         --        --
                                                        -------   -------   --------   -------
                                                        $15,289   $11,902   $ 38,905   $27,138
                                                        =======   =======   ========   =======
Reimbursements received from related parties
  Unconsolidated Subsidiaries
     Poseidon Oil Pipeline Company....................  $   525   $    --   $  1,575   $    --
     Deepwater Holdings(2)............................       --     2,634         --     8,837
                                                        -------   -------   --------   -------
                                                        $   525   $ 2,634   $  1,575   $ 8,837
                                                        =======   =======   ========   =======

----------

(1) We sold our interest in Manta Ray Offshore in January 2001 in connection with El Paso Corporation's acquisition of The Coastal Corporation.

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

     At September 30, 2002, and December 31, 2001, our accounts receivable due from related parties was $46.7 million and $23.0 million. At September 30, 2002 and December 31, 2001, our accounts payable due to related parties was $27.6 million and $10.1 million.

     Our accounts receivable due from related parties consisted of the following as of:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
El Paso Corporation
  El Paso Production Company................................     $ 3,466        $ 2,559
  El Paso Merchant Energy North America Company.............      12,209          1,057
  El Paso Field Services....................................      22,598         14,448
  Tennessee Gas Pipeline Company............................         694          1,062
  ANR Pipeline..............................................          --          3,663
  El Paso Natural Gas Company...............................       1,251             --
  Other.....................................................         667            222
                                                                 -------        -------
                                                                 $40,885        $23,011
                                                                 -------        -------
Unconsolidated Subsidiaries
Poseidon Oil Pipeline Company...............................         741              2
Deepwater Gateway...........................................       5,102             --
                                                                 -------        -------
                                                                   5,843              2
                                                                 -------        -------
          Total.............................................     $46,728        $23,013
                                                                 =======        =======

     Our accounts payable due to related parties consisted of the following as of:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
El Paso Corporation
  El Paso Merchant Energy North America Company.............       2,044              7
  El Paso Field Services....................................      18,964          8,283
  Tennessee Gas Pipeline Company............................         918            595
  El Paso Corporation.......................................       3,733            560
  Other.....................................................       1,208            291
                                                                 -------        -------
                                                                 $26,867        $ 9,736
                                                                 -------        -------
Unconsolidated Subsidiaries
Poseidon Oil Pipeline Company...............................         741            332
                                                                 -------        -------
                                                                     741            332
                                                                 -------        -------
          Total.............................................     $27,608        $10,068
                                                                 =======        =======

     In connection with the sale of our Gulf of Mexico assets in January 2001, El Paso Corporation agreed to make quarterly payments to us of $2.25 million for three years beginning March 2001 and $2 million in the first quarter of 2004. The present value of the amounts due from El Paso Corporation were classified as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Accounts receivable, net....................................     $ 8,232        $ 7,745
Other noncurrent assets.....................................       4,124         10,362
                                                                 -------        -------
                                                                 $12,356        $18,107
                                                                 =======        =======

12. GUARANTOR FINANCIAL INFORMATION

     On May 1, 2001, we purchased our general partner's 1.01 percent non-managing interest owned in twelve of our subsidiaries for $8 million. As a result of this acquisition, all of our subsidiaries, but not our equity investees, are wholly owned by us. As of September 30, 2002, our revolving credit facility is guaranteed by each of our subsidiaries (excluding our EPN Holding subsidiaries) and is collateralized by our general and administrative agreement, substantially all of our assets, and our general partner's one percent general partner interest. In addition, all of our senior subordinated notes are jointly, severably, fully and unconditionally guaranteed by all of our subsidiaries except EPN Holding's subsidiaries. As of September 30, 2002, the EPN Holding acquisition facility is guaranteed by all of EPN Holding's subsidiaries and by EPN Holding I, L.P. and EPN GP Holding L.L.C., our unrestricted subsidiaries that own the equity interests in EPN Holding, and is collateralized by substantially all of the assets of EPN Holding and the guarantors. In October 2002, we rearranged our credit facilities and entered into a $160 million senior secured term loan. As a result of that rearrangement our credit facility, the EPN Holding acquisition facility and the senior secured term loan are all guaranteed by all of our material subsidiaries. We are providing the following condensed consolidating financial information of us (as the Issuer) and our subsidiaries as if our current organizational structure were in place for all periods presented. The consolidating eliminations column on our balance sheets eliminate our investment in consolidated subsidiaries, intercompany payables and receivables and other transactions between subsidiaries.

     Non-guarantor subsidiaries as of and for the quarter and nine months ended September 30, 2002, consisted of our EPN Holding subsidiaries, which own the EPN Holding assets and the equity interests in EPN Holding, and our subsidiary that owns our interest in the Copper Eagle project. Non-guarantor subsidiaries for all other periods consisted of Argo and Argo I which owned the Prince TLP. As a result of our disposal of the Prince TLP and our related overriding royalty interest in April 2002, the results of operations and net book value of these assets are reflected as discontinued operations in our statements of income and assets held for sale in our balance sheets and Argo and Argo I became guarantor subsidiaries.

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                                           NON-GUARANTOR    GUARANTOR     CONSOLIDATED
                                                 ISSUER    SUBSIDIARIES    SUBSIDIARIES      TOTAL
                                                --------   -------------   ------------   ------------
                                                                    (IN THOUSANDS)
Operating revenues............................  $     --      $63,776        $58,473        $122,249
                                                --------      -------        -------        --------
Operating expenses
  Cost of natural gas.........................        --       20,340          7,427          27,767
  Operation and maintenance...................       832       14,596         17,410          32,838
  Depreciation, depletion and amortization....        38        5,305         13,931          19,274
                                                --------      -------        -------        --------
                                                     870       40,241         38,768          79,879
                                                --------      -------        -------        --------
Operating income (loss).......................      (870)      23,535         19,705          42,370
                                                --------      -------        -------        --------
Other income (loss)
  Earnings from unconsolidated affiliates.....        --           --          3,168           3,168
  Net loss on sales of assets.................        --           --           (434)           (434)
  Other income (loss).........................       317           11             (8)            320
                                                --------      -------        -------        --------
                                                     317           11          2,726           3,054
                                                --------      -------        -------        --------
Income (loss) before interest and other
  charges.....................................      (553)      23,546         22,431          45,424
Interest and debt expense.....................   (10,234)       9,616         22,688          22,070
Minority interest.............................        --            8             --               8
                                                --------      -------        -------        --------
Income (loss) from continuing operations......     9,681       13,922           (257)         23,346
Income from discontinued operations...........        --           --            456             456
                                                --------      -------        -------        --------
  Net income..................................  $  9,681      $13,922        $   199        $ 23,802
                                                ========      =======        =======        ========

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                                           NON-GUARANTOR    GUARANTOR     CONSOLIDATED
                                                 ISSUER    SUBSIDIARIES    SUBSIDIARIES      TOTAL
                                                 -------   -------------   ------------   ------------
                                                                    (IN THOUSANDS)
Operating revenues.............................  $    --       $ --          $41,268        $41,268
                                                 -------       ----          -------        -------
Operating expenses
  Cost of natural gas..........................       --         --            9,822          9,822
  Operation and maintenance....................      710         --            5,915          6,625
  Depreciation, depletion and amortization.....       22         --            7,437          7,459
                                                 -------       ----          -------        -------
                                                     732         --           23,174         23,906
                                                 -------       ----          -------        -------
Operating income (loss)........................     (732)        --           18,094         17,362
                                                 -------       ----          -------        -------
Other income (loss)
  Earnings from unconsolidated affiliates......       --         --            3,003          3,003
  Net gain on sales of assets..................       --         --              511            511
  Other income (loss)..........................      580         --              (15)           565
                                                 -------       ----          -------        -------
                                                     580         --            3,499          4,079
                                                 -------       ----          -------        -------
Income (loss) before interest and other
  charges......................................     (152)        --           21,593         21,441
Interest and debt expense......................   (4,446)        --           14,329          9,883
                                                 -------       ----          -------        -------
Income from continuing operations..............    4,294         --            7,264         11,558
Income from discontinued operations............       --        479               --            479
                                                 -------       ----          -------        -------
  Net income...................................  $ 4,294       $479          $ 7,264        $12,037
                                                 =======       ====          =======        =======

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                           NON-GUARANTOR    GUARANTOR     CONSOLIDATED
                                                 ISSUER    SUBSIDIARIES    SUBSIDIARIES      TOTAL
                                                --------   -------------   ------------   ------------
                                                                    (IN THOUSANDS)
Operating revenues............................  $     --     $125,232        $179,050       $304,282
                                                --------     --------        --------       --------
Operating expenses
  Cost of natural gas.........................        --       39,280          27,988         67,268
  Operation and maintenance...................     4,901       27,642          43,988         76,531
  Depreciation, depletion and amortization....       237       10,719          38,983         49,939
                                                --------     --------        --------       --------
                                                   5,138       77,641         110,959        193,738
                                                --------     --------        --------       --------
Operating income (loss).......................    (5,138)      47,591          68,091        110,544
                                                --------     --------        --------       --------
Other income (loss)
  Earnings from unconsolidated affiliates.....        --           --          10,541         10,541
  Net loss on sales of assets.................        --           --            (119)          (119)
  Other income (loss).........................     1,179            5              (3)         1,181
                                                --------     --------        --------       --------
                                                   1,179            5          10,419         11,603
                                                --------     --------        --------       --------
Income (loss) before interest and other
  charges.....................................    (3,959)      47,596          78,510        122,147
Interest and debt expense.....................   (32,618)      22,048          65,932         55,362
Minority interest.............................        --           13              --             13
                                                --------     --------        --------       --------
Income from continuing operations.............    28,659       25,535          12,578         66,772
Income from discontinued operations...........        --        4,004             897          4,901
                                                --------     --------        --------       --------
  Net income..................................  $ 28,659     $ 29,539        $ 13,475       $ 71,673
                                                ========     ========        ========       ========

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                           NON-GUARANTOR    GUARANTOR     CONSOLIDATED
                                                 ISSUER    SUBSIDIARIES    SUBSIDIARIES      TOTAL
                                                --------   -------------   ------------   ------------
                                                                    (IN THOUSANDS)
Operating revenues............................  $     --       $ --          $140,757       $140,757
                                                --------       ----          --------       --------
Operating expenses
  Cost of natural gas.........................        --         --            43,986         43,986
  Operation and maintenance...................     2,502         --            18,905         21,407
  Depreciation, depletion and amortization....       300         --            23,533         23,833
  Asset impairment charge.....................        --         --             3,921          3,921
                                                --------       ----          --------       --------
                                                   2,802         --            90,345         93,147
                                                --------       ----          --------       --------
Operating income (loss).......................    (2,802)        --            50,412         47,610
                                                --------       ----          --------       --------
Other income (loss)
  Earnings from unconsolidated affiliates.....        --         --             2,659          2,659
  Net gain (loss) on sales of assets..........   (10,941)        --               201        (10,740)
  Other income................................    26,902         --                20         26,922
                                                --------       ----          --------       --------
                                                  15,961         --             2,880         18,841
                                                --------       ----          --------       --------
Income before interest and other charges......    13,159         --            53,292         66,451
Interest and debt expense.....................    (9,576)        --            39,082         29,506
Minority interest.............................        --         --               100            100
                                                --------       ----          --------       --------
Income from continuing operations.............    22,735         --            14,110         36,845
Income from discontinued operations...........        --          9                --              9
                                                --------       ----          --------       --------
  Net income..................................  $ 22,735       $  9          $ 14,110       $ 36,854
                                                ========       ====          ========       ========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 2002

                                              NON-GUARANTOR    GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                   ISSUER     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                 ----------   -------------   ------------   -------------   ------------
                                                              (IN THOUSANDS)
Current assets
  Cash and cash equivalents....  $   14,230     $  7,873       $      175     $        --     $   22,278
  Accounts receivable, net
     Trade.....................          --       21,682           19,649              --         41,331
     Affiliate.................   1,369,114       17,774           16,288      (1,356,448)        46,728
  Other current assets.........       1,757        6,291              981              --          9,029
                                 ----------     --------       ----------     -----------     ----------
     Total current assets......   1,385,101       53,620           37,093      (1,356,448)       119,366
Property, plant and equipment,
  net..........................       5,753      777,877        1,015,075              --      1,798,705
Investment in processing
  agreement....................          --           --          115,678              --        115,678
Investment in unconsolidated
  affiliates...................          --           --           61,618              --         61,618
Investment in consolidated
  affiliates...................     296,664           --          225,410        (522,074)            --
Other noncurrent assets........     193,300        3,850            6,429        (169,999)        33,580
                                 ----------     --------       ----------     -----------     ----------
  Total assets.................  $1,880,818     $835,347       $1,461,303     $(2,048,521)    $2,128,947
                                 ==========     ========       ==========     ===========     ==========
Current liabilities
  Accounts payable
     Trade.....................  $    2,125     $ 11,602       $    3,555     $        --     $   17,282
     Affiliate.................       3,138      396,238          984,680      (1,356,448)        27,608
  Accrued interest.............      20,924          716               --              --         21,640
  Other current liabilities....       9,315       17,386            4,546              --         31,247
                                 ----------     --------       ----------     -----------     ----------
     Total current
       liabilities.............      35,502      425,942          992,781      (1,356,448)        97,777
Revolving credit facility......     569,000           --               --              --        569,000
Long-term debt.................     659,430      160,000               --              --        819,430
Other noncurrent liabilities...          (1)      23,793          171,146        (169,999)        24,939
Minority interest..............          --          202              712              --            914
Partners' capital..............     616,887      225,410          296,664        (522,074)       616,887
                                 ----------     --------       ----------     -----------     ----------
  Total liabilities and
     partners' capital.........  $1,880,818     $835,347       $1,461,303     $(2,048,521)    $2,128,947
                                 ==========     ========       ==========     ===========     ==========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 2001

                                              NON-GUARANTOR    GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                   ISSUER     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                 ----------   -------------   ------------   -------------   ------------
                                                              (IN THOUSANDS)
Current assets
  Cash and cash equivalents....  $    7,406     $  2,571       $    3,107     $        --     $   13,084
  Accounts receivable, net
     Trade.....................          --          191           32,971              --         33,162
     Affiliate.................     970,935        2,125            2,303        (952,350)        23,013
  Other current assets.........       2,375          264           (2,082)             --            557
                                 ----------     --------       ----------     -----------     ----------
          Total current
            assets.............     980,716        5,151           36,299        (952,350)        69,816
Property, plant and equipment,
  net..........................       2,371           --          915,496              --        917,867
Assets held for sale, net......          --      152,734           32,826              --        185,560
Investment in processing
  agreement....................          --           --          119,981              --        119,981
Investment in unconsolidated
  affiliates...................          --           --           34,442              --         34,442
Investment in consolidated
  affiliates...................      51,960           --           45,849         (97,809)            --
Other noncurrent assets........     196,777        1,089            1,887        (169,999)        29,754
                                 ----------     --------       ----------     -----------     ----------
          Total assets.........  $1,231,824     $158,974       $1,186,780     $(1,220,158)    $1,357,420
                                 ==========     ========       ==========     ===========     ==========
Current liabilities
  Accounts payable
     Trade.....................  $      587     $  3,859       $   10,541     $        --     $   14,987
     Affiliate.................           2       13,563          948,853        (952,350)        10,068
  Accrued interest.............       5,698          703               --              --          6,401
  Current maturities of limited
     recourse term loan........          --       19,000               --              --         19,000
  Other current liabilities....        (189)          --            4,348              --          4,159
                                 ----------     --------       ----------     -----------     ----------
          Total current
            liabilities........       6,098       37,125          963,742        (952,350)        54,615
Revolving credit facility......     300,000           --               --              --        300,000
Long-term debt.................     425,000           --               --              --        425,000
Limited recourse term loan,
  less current maturities......          --       76,000               --              --         76,000
Other noncurrent liabilities...          --           --          171,078        (169,999)         1,079
Partners' capital..............     500,726       45,849           51,960         (97,809)       500,726
                                 ----------     --------       ----------     -----------     ----------
          Total liabilities and
            partners'
            capital............  $1,231,824     $158,974       $1,186,780     $(1,220,158)    $1,357,420
                                 ==========     ========       ==========     ===========     ==========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                  NON-GUARANTOR    GUARANTOR     CONSOLIDATED
                                                       ISSUER     SUBSIDIARIES    SUBSIDIARIES      TOTAL
                                                      ---------   -------------   ------------   ------------
                                                                          (IN THOUSANDS)
Cash flows from operating activities
  Net income........................................  $  28,659     $  29,539      $  13,475      $  71,673
  Less income from discontinued operations..........         --         4,004            897          4,901
                                                      ---------     ---------      ---------      ---------
  Income from continuing operations.................     28,659        25,535         12,578         66,772
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation, depletion and amortization........        237        10,719         38,983         49,939
    Distributed earnings of unconsolidated
       affiliates
       Earnings from unconsolidated affiliates......         --            --        (10,541)       (10,541)
       Distributions from unconsolidated
         affiliates.................................         --            --         13,140         13,140
    Net loss on sale of assets......................         --            --            119            119
    Other noncash items.............................      3,300        (5,175)         3,068          1,193
  Working capital changes, net of non-cash
    transactions....................................     30,354       (13,620)        (3,820)        12,914
                                                      ---------     ---------      ---------      ---------
  Net cash provided by continuing operations........     62,550        17,459         53,527        133,536
  Net cash provided by discontinued operations......         --         4,631            376          5,007
                                                      ---------     ---------      ---------      ---------
         Net cash provided by operating
           activities...............................     62,550        22,090         53,903        138,543
                                                      ---------     ---------      ---------      ---------
Cash flows from investing activities
  Additions to property, plant and equipment........     (3,618)      (14,060)      (128,866)      (146,544)
  Proceeds from sale of assets......................         --            --          5,460          5,460
  Additions to investments in unconsolidated
    affiliates......................................         --            --        (30,364)       (30,364)
  Cash paid for acquisitions, net of cash
    acquired........................................         --      (730,166)       (11,250)      (741,416)
                                                      ---------     ---------      ---------      ---------
  Net cash used in investing activities of
    continuing operations...........................     (3,618)     (744,226)      (165,020)      (912,864)
  Net cash provided by (used in) investing
    activities of discontinued operations...........         --        (3,523)       190,000        186,477
                                                      ---------     ---------      ---------      ---------
         Net cash provided by (used in) investing
           activities...............................     (3,618)     (747,749)        24,980       (726,387)
                                                      ---------     ---------      ---------      ---------
Cash flows from financing activities
  Net proceeds from revolving credit facility.......    278,731            --             --        278,731
  Revolving credit repayments.......................    (10,000)           --             --        (10,000)
  Net proceeds from EPN Holding acquisition
    facility........................................         --       530,529             --        530,529
  EPN Holding acquisition facility repayment........         --      (375,000)            --       (375,000)
  Net proceeds from issuance of long-term debt......    229,576            --             --        229,576
  Argo term loan repayment..........................         --            --        (95,000)       (95,000)
  Net proceeds from issuance of common units........    150,397            --             --        150,397
  Advances with affiliates..........................   (588,619)      585,686          2,933             --
  Distributions to partners.........................   (112,752)           --             --       (112,752)
  Contribution from General Partner.................        560            --             --            560
                                                      ---------     ---------      ---------      ---------
  Net cash provided by (used in) financing
    activities of continuing operations.............    (52,107)      741,215        (92,067)       597,041
  Net cash used in financing activities of
    discontinued operations.........................         --            (3)            --             (3)
                                                      ---------     ---------      ---------      ---------
         Net cash provided by (used in) financing
           activities...............................    (52,107)      741,212        (92,067)       597,038
                                                      ---------     ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents....  $   6,825     $  15,553      $ (13,184)         9,194
                                                      =========     =========      =========
Cash and cash equivalents
  Beginning of period...............................                                                 13,084
                                                                                                  ---------
  End of period.....................................                                              $  22,278
                                                                                                  =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                               NON-GUARANTOR    GUARANTOR     CONSOLIDATED
                                                    ISSUER     SUBSIDIARIES    SUBSIDIARIES      TOTAL
                                                   ---------   -------------   ------------   ------------
                                                                       (IN THOUSANDS)
Cash flows from operating activities
  Net income.....................................  $  22,735     $      9       $  14,110      $  36,854
  Less income from discontinued operations.......         --            9              --              9
                                                   ---------     --------       ---------      ---------
  Income from continuing operations..............     22,735           --          14,110         36,845
  Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation, depletion and amortization....        300           --          23,533         23,833
     Asset impairment charge.....................         --           --           3,921          3,921
     Distributed earnings of unconsolidated
       affiliates
       Earnings from unconsolidated affiliates...         --           --          (2,659)        (2,659)
       Distributions from unconsolidated
          affiliates.............................         --           --          27,862         27,862
     Net gain (loss) on sale of assets...........     10,941           --            (201)        10,740
     Other noncash items.........................      2,480           --              --          2,480
  Working capital changes, net of non-cash
     transactions................................     (8,148)          23          (7,143)       (15,268)
                                                   ---------     --------       ---------      ---------
  Net cash provided by continuing operations.....     28,308           23          59,423         87,754
  Net cash provided by discontinued operations...         --        1,586              --          1,586
                                                   ---------     --------       ---------      ---------
          Net cash provided by operating
            activities...........................     28,308        1,609          59,423         89,340
                                                   ---------     --------       ---------      ---------
Cash flows from investing activities
  Additions to property, plant and equipment.....       (187)          --        (165,712)      (165,899)
  Proceeds from sale of assets...................     89,162           --          19,964        109,126
  Additions to investments in unconsolidated
     affiliates..................................         --           --          (1,487)        (1,487)
  Cash paid for acquisition, net of cash
     acquired....................................         --           --          (8,000)        (8,000)
                                                   ---------     --------       ---------      ---------
  Net cash provided by (used in) investing
     activities of continuing operations.........     88,975           --        (155,235)       (66,260)
  Net cash used in investing activities of
     discontinued operations.....................         --      (61,291)             --        (61,291)
                                                   ---------     --------       ---------      ---------
          Net cash provided by (used in)
            investing activities.................     88,975      (61,291)       (155,235)      (127,551)
                                                   ---------     --------       ---------      ---------
Cash flows from financing activities
  Net proceeds from revolving credit facility....    224,994           --              --        224,994
  Revolving credit repayments....................   (466,000)          --              --       (466,000)
  Net proceeds from issuance of long-term debt...    243,185           --              --        243,185
  Net proceeds from issuance of common units.....     74,653           --              --         74,653
  Advances with affiliates.......................   (105,904)       9,606          96,298             --
  Distributions to partners......................    (73,189)          --            (486)       (73,675)
  Contribution from General Partner..............        705           --              --            705
                                                   ---------     --------       ---------      ---------
  Net cash provided by (used in) financing
     activities of continuing operations.........   (101,556)       9,606          95,812          3,862
  Net cash provided by financing activities of
     discontinued operations.....................         --       49,961              --         49,961
                                                   ---------     --------       ---------      ---------
          Net cash provided by (used in)
            financing activities.................   (101,556)      59,567          95,812         53,823
                                                   ---------     --------       ---------      ---------
Increase (decrease) in cash and cash
  equivalents....................................  $  15,727     $   (115)      $      --         15,612
                                                   =========     ========       =========
Cash and cash equivalents
  Beginning of period............................                                                 20,281
                                                                                               ---------
  End of period..................................                                              $  35,893
                                                                                               =========

13. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     We continually monitor the activities of the various rule makers involved in developing general accepted accounting principles for use in the United States. At this time, there are several new accounting pronouncements that have recently been issued, but are not yet adopted, which will impact our accounting when these rules become effective. The new rules not yet adopted that will have an impact on our accounting policies are discussed below.

  Accounting for Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability for the estimated retirement and removal costs of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. Capitalized retirement and removal costs will be depreciated over the useful life of the related asset. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

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

                        LIQUIDITY AND CAPITAL RESOURCES

     Since the fourth quarter of 2001, a number of developments in our businesses and industry have significantly impacted our operations and liquidity, as well as the United States debt and equity markets. Our ability to execute our growth strategy and complete our current projects is dependent upon our ability to access the capital necessary to fund our projects and acquisitions. How much we actually spend will depend on our success with capital raising efforts, including the formation of joint ventures to share costs and risks. At this time, we believe our access to capital resources is sufficient to meet the demands of our current and future operating growth needs. Although we intend to make the forecasted project expenditures, we may adjust the timing and amounts of the projected expenditures as necessary to adapt to changes in the capital markets.

FORECASTED EXPENDITURES

     Our management estimates capital expenditures based upon current expectations; however, estimates may change due to factors out of our control, such as weather related issues or changes in supplier prices. Further, estimates may change as a result of decisions made at a later date, such as scope changes or decisions to take on additional partners.

     The table below depicts our estimate of expenditures on projects, acquisitions, operating lease payments and debt repayments for the twelve month period ending September 30, 2003. These expenditures are net of anticipated financings, contributions in aid of construction and contributions from joint venture partners. Actual results may vary from these projections.

                                                 QUARTERS ENDING
                               ---------------------------------------------------    NET TOTAL
                               DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,    FORECASTED
                                   2002         2003        2003         2003        EXPENDITURES
                               ------------   ---------   --------   -------------   ------------
                                                         (IN MILLIONS)
NET FORECASTED CAPITAL
  PROJECT EXPENDITURES.......      $ 46         $103        $45           $35           $  229
                                   ----         ----        ---           ---           ------
OTHER FORECASTED CAPITAL
  EXPENDITURES
Proposed San Juan asset
  acquisition................       782           --         --            --              782
Proposed capital expenditures
  for the Texas NGL assets...        13           15         11             4               43
Maintenance capital..........         9            8          7             9               33
                                   ----         ----        ---           ---           ------
TOTAL OTHER FORECASTED
  CAPITAL EXPENDITURES.......       804           23         18            13              858
Senior secured term loan.....        --           --          2            --                2
Wilson natural gas storage
  facility operating lease...        --            3         --             2                5
                                   ----         ----        ---           ---           ------
TOTAL FORECASTED
  EXPENDITURES...............      $850         $129        $65           $50           $1,094
                                   ====         ====        ===           ===           ======

CAPITAL RESOURCES

     During the third quarter of 2002, the United States equity and debt markets remained volatile due to the announcements of several SEC investigations, corporate scandals, and business failures. With the collapse of former energy giant Enron, the prospect for war with Iraq and significant negative media coverage, the energy sector has experienced market volatility, primarily by those companies involved in energy marketing. The flight of investors from the equity markets to "safer havens" has prevented all but the most stalwart of companies from tapping the debt and equity markets for raising capital. Additionally, numerous energy companies have experienced downgrades in their debt securities by Moody's Investors Service (Moody's) and Standard & Poor's (S&P), two of the largest debt rating agencies, effectively reducing the ability of many energy companies from raising operating capital from the credit markets. Although current economic conditions are unfavorable, we expect the economy to stabilize and improve over the next six to twelve months, which should also produce stability in the credit and equity markets and provide for increased access to additional sources of capital.

     Despite the difficulty in the credit and equity markets, we successfully raised $160 million through the issuance of our senior secured term loan to a syndicate of lenders following the end of the third quarter. We continue to reap the benefits of our solid balance sheet and operating performance as evidenced by Moody's and S&P's recent affirmation of our credit ratings. Finally, the continued strong operating performance of our current assets has enabled us to increase our borrowing capacity under our financial covenants, effectively increasing our ability to access cash for executing our operating and growth objectives.

     In October 2002, we also amended our $600 million credit facility and the EPN Holding acquisition facility to among other things: (1) enter into the $160 million senior secured term loan discussed above; (2) designate all of the above loans as "senior secured" indebtedness, which is cross-collateralized with all of the collateral currently pledged under our credit facility and the EPN Holding acquisition facility; (3) align, effectively, the covenants in our credit facility and the EPN Holding acquisition facility; and (4) terminate the $25 million working capital revolver that was formerly part of the EPN Holding acquisition facility.

     These credit facilities contain covenants that include restrictions on our and our subsidiaries' ability to incur additional indebtedness or liens, sell assets, make loans or investments, acquire or be acquired by other companies and amend some of our contracts, as well as requiring maintenance of certain financial ratios. As of September 30, 2002, we are not aware of anything that causes us not be in compliance with the financial ratios and covenants contained in our credit agreements.

     We have three features contained in our debt instruments described as ratings triggers. Two of these features provide us, rather than creditors, with certain rights in the event that our credit ratings change to an investment grade level. These triggers are contained in our:

     - indenture governing our $480 million 8 1/2% Senior Subordinated Notes due 2011 ($230 million of which were issued in May 2002), where many covenants will be suspended in the event we achieve an investment grade credit rating; and

     - $600 million credit facility, where we will receive a 38 to 50 basis point reduction in our interest rate in the event we achieve an investment grade credit rating.

     Additionally, with respect to our $160 million senior secured term loan, if, at any time, our senior, long-term unsecured debt rating (a) issued by Standard & Poor's is less than BB+ or (b) issued by Moody's is less than Ba1, or our senior secured debt rating issued by Moody's is less than Ba1, the interest rate on that term loan increases by one percent. There are no other trigger features or mechanisms in any of our debt instruments or commercial arrangements.

DEBT REPAYMENT AND OTHER OBLIGATIONS

     See Part I, Financial Information, Note 6, for a detailed discussion of our debt obligations.

     The following table presents the timing and amounts of our debt payment and other obligations for the years following September 30, 2002, that we believe could affect our liquidity (in millions):

                                         LESS THAN                            AFTER
 DEBT REPAYMENT AND OTHER OBLIGATIONS     1 YEAR     1-3 YEARS   3-5 YEARS   5 YEARS   TOTAL
 ------------------------------------    ---------   ---------   ---------   -------   ------
Credit facility........................    $ --        $569        $  --      $ --     $  569
EPN Holding acquisition facility.......      --         160           --        --        160
Senior secured term loan(1)............       2           6            6       146        160
10 3/8% senior subordinated notes
  issued May 1999, due June 2009.......      --          --           --       175        175
8 1/2% senior subordinated notes issued
  May 2001, due June 2011..............      --          --           --       250        250
8 1/2% senior subordinated notes issued
  May 2002, due June 2011..............      --          --           --       235        235
Wilson natural gas storage facility
  operating lease......................       5          15            8        --         28
                                           ----        ----        -----      ----     ------
       Total debt repayment and other
          obligations..................    $  7        $750        $  14      $806     $1,577
                                           ====        ====        =====      ====     ======

---------------

(1) The senior secured term loan was funded in October 2002, as more fully discussed in Note 6 of the financial statements included in Item 1 and in
    Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

SERIES B PREFERENCE UNITS

     In August 2000, we issued $170 million of Series B preference units to acquire the natural gas storage businesses of Crystal Gas Storage, Inc. These preference units are non-voting and have rights to income allocations on a cumulative basis, compounded semi-annually at an annual rate of 10%. We are not obligated to pay cash distributions on these units until 2010. After September 2010, the rate will increase to 12% and preference income allocation after 2010 will be required to be paid on a current basis; accordingly, after September 2010, we will not be able to make distributions on our common units unless all unpaid accruals occurring after September 2010 on our then-outstanding Series B preference units have been paid. These preference units contain no mandatory redemption obligation, but may be redeemed at our option at any time. In October 2001, we redeemed 44,608 of the Series B preference units for $50 million liquidation value, including accrued distributions of approximately $5.4 million, bringing the total number of units outstanding to 125,392. As of September 30, 2002, the liquidation value of the outstanding Series B preference units was approximately $154 million.

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $138.5 million for the nine months ended September 30, 2002, compared to $89.3 million for the same period in 2001. The increase was attributable to operating cash flows from our acquisitions of the Chaco plant in October 2001, the remaining 50 percent interest in Deepwater Holdings that we did not already own in October 2001, and the EPN Holding assets in April 2002. This increase was partially offset by lower cash distributions in 2002 from our unconsolidated affiliate, Poseidon.

CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was approximately $726.4 million for the nine months ended September 30, 2002. Our investing activities include our April 2002 purchase of the EPN Holding assets, our August 2002 purchase of the Big Thicket assets and capital expenditures related to the expansion of our Petal natural gas storage facility. Further contributing to the expenditures were additions to investments from unconsolidated affiliates relating to our Marco Polo project and our Copper Eagle project. These expenditures were partially offset by proceeds of $5.5 million from the March 2002 sale of our Buffalo Treating Facility to

El Paso Production Company and the April 2002 sale of our Prince TLP and nine percent Prince overriding royalty interest to subsidiaries of El Paso Corporation. The Prince assets sales are reflected as net cash provided by investing activities of discontinued operations in our statement of cash flows.

CASH FROM FINANCING ACTIVITIES

     Net cash provided by financing activities was approximately $597.0 million for the nine months ended September 30, 2002. During 2002, our cash provided by financing activities included the issuances of long-term debt and common units, as well as borrowings under our credit facility and EPN Holding acquisition facility. Cash used in our financing activities included repayments on our EPN Holding acquisition facility, Argo term loan, our credit facility and other financing obligations, as well as distributions to our partners.

                              RECENT DEVELOPMENTS

     We often enter into transactions with El Paso Corporation and its subsidiaries to acquire or sell assets, and have instituted specific procedures for evaluating and valuing these transactions. Before we consider entering into a material transaction with El Paso Corporation or any of its subsidiaries, we determine that the proposed transaction (1) would comply with the requirements under our indentures and credit agreements, (2) would comply with substantive law, and (3) would be fair to us and our limited partners. In addition, our general partner's board of directors utilizes a Special Conflicts Committee comprised solely of independent directors. This committee:

     - evaluates and, where appropriate, on occasion negotiates certain aspects of the proposed transaction;

     - engages an independent financial advisor and independent legal counsel to assist with its evaluation of the proposed transaction; and

     - determines whether to approve and recommend the proposed transaction.

     We will only consummate any proposed material transaction with El Paso Corporation if, following our evaluation of the transaction, the Special Conflicts Committee approves and recommends the proposed transaction.

ACQUISITIONS

  Proposed Acquisition of the San Juan Assets

     In July 2002, we entered into a letter of intent with El Paso Corporation, the indirect parent of our general partner, to acquire for $782 million El Paso Corporation's natural gas gathering system located in the San Juan Basin of New Mexico, including El Paso Corporation's remaining interests in the Chaco cryogenic natural gas processing plant; NGL transportation and fractionation assets located in Texas; and an oil and natural gas gathering system located in the deeper water regions of the Gulf of Mexico, referred to collectively as the San Juan assets. As part of this transaction, El Paso Corporation will be required to repurchase the Chaco processing plant from us for $77 million in October 2021, and at that time, we will have the right to lease the plant from El Paso Corporation for a period of ten years with the option to renew the lease annually thereafter. With the close of this transaction, the monthly fee under our general and administrative services agreement with subsidiaries of El Paso Corporation will increase by $1.3 million, bringing our total monthly fee to $2.9 million. The purchase price of $782 million is subject to adjustments primarily for working capital and capital expenditures. The following is a description of the San Juan assets:

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

      - the 58 MMcf/d Rattlesnake CO(2) treating facility;

      - a 50% interest in Coyote Gas Treating, L.L.C., the owner of a 250 MMcf/d treating facility; and

      - the remaining interests in the Chaco cryogenic natural gas processing plant that we do not already own and the price risk management positions related to this facility's operations.

     - The offshore pipeline assets include:

      - The Typhoon gas pipeline, a 35-mile, 20-inch natural gas pipeline originating on the Chevron/BHP "Typhoon" platform in the Green Canyon area of the Gulf of Mexico extending to the ANR Patterson System in Eugene Island Block 371; and

      - The Typhoon oil pipeline, a 16-mile, 12-inch oil pipeline originating on the Chevron/BHP "Typhoon" platform and extending to a platform in Green Canyon Block 19 with onshore access through various oil pipelines.

     - The Texas NGL assets include:

      - a 163-mile, 4-inch to 6-inch propane pipeline extending from Corpus Christi to McAllen and the Hidalgo truck terminal facilities;

      - the Markham butane shuttle, a 144-mile, 8-inch pipeline with capacity of approximately 20 MBbls/d running between Corpus Christi and a leased storage facility at Markham with capacity of approximately 3.8 MMBbls;

      - a 76-mile, 6-inch pipeline with capacity of approximately 15 MBbls/d extending from Almeda to Texas City and the Texas City terminal; and

      - the Almeda fractionator, a 35 MBbls/d fractionator consisting of two trains, one of which is currently out of service, and related leased storage facilities of approximately 9.8 MMBbls;

      - a 265-mile, 8-inch pipeline with capacity of approximately 35 MBbls/d extending from Corpus Christi to Pasadena, which is currently out of service.

     The parties' obligations under the letter of intent are subject to the satisfaction of specified conditions, including negotiating and executing definitive agreements, obtaining third-party approvals and consents, obtaining satisfactory results from ongoing due diligence and obtaining acceptable financing satisfactory to us. We will be required to make approximately $46 million of capital expenditures to place the 8-inch pipeline back in service and make repairs and upgrades on the Markham butane shuttle and the Almeda fractionator. We expect to close this transaction in the fourth quarter of 2002. Ultimately, we expect to finance our acquisition of the San Juan assets through long-term debt and equity. Our current financing plan is outlined below (in millions):

Series C units..............................................   $350
Senior secured acquisition term loan........................    282
Other debt..................................................    150
                                                               ----
                                                               $782
                                                               ====

     The equity component of the proposed acquisition contemplates us issuing to El Paso Corporation up to $350 million of our Series C units, a new class of our limited partner interests. The potential $350 million Series C issuance will be reduced by the proceeds from any common unit issuance we may consummate before the closing of the San Juan assets acquisition.

     The Series C units will be similar to our existing common units, except that the Series C units will be non-voting. After April 30, 2003, El Paso Corporation (or its subsidiaries, as applicable) will have the right to cause us to propose a vote of our common unitholders as to whether the Series C units should be converted into common units. If our common unitholders approve the conversion, then each Series C unit will convert into a common unit. If our common unitholders do not approve the conversion within 120 days after El Paso Corporation requests the vote, then the distribution rate for the Series C units will increase to 105 percent of the common unit distribution rate. Thereafter, the Series C unit distribution rate would increase on April 30,

2004 to 110 percent of the common unit distribution rate and on April 30, 2005 to 115 percent of the common unit distribution rate. The issue price for the Series C units will be the greater of $32 per unit or the average market price of a common unit for the five trading days ending on the business day immediately preceding the closing date. If the average market price is less than $27, the San Juan acquisition may be delayed, terminated or renegotiated. Assuming a price of $32 per unit, approximately 11 million units will be issued and El Paso Corporation would own approximately 41 percent, an increase from 26 percent of the limited partners interest.

     The remaining balance of the purchase price will be paid in cash. We expect to fund this portion of the purchase price with a $282 million senior secured acquisition term loan and other long-term debt of $150 million.

     In accordance with our procedures for evaluating and valuing material acquisitions with El Paso Corporation, our Special Conflicts Committee engaged an independent financial advisor and obtained two separate fairness opinions for the acquisition of the San Juan assets and the issuance of the Series C units. The opinions we received stated the transaction and the issuance were both fair to us and our unitholders.

  EPN Holding Assets

     In April 2002, EPN Holding acquired from El Paso Corporation midstream assets located in Texas and New Mexico, including one of the largest intrastate pipeline systems in Texas based on miles of pipe. The acquired assets include:

     - the EPGT Texas intrastate pipeline system;

     - the Waha natural gas gathering system and treating plant located in the Permian Basin region of Texas;

     - the Carlsbad natural gas gathering system located in the Permian Basin region of New Mexico;

     - an approximate 42.3 percent non-operating interest in the Indian Basin natural gas processing and treating facility located in southeastern New Mexico;

     - a 50 percent undivided interest in the Channel natural gas pipeline system located along the Gulf coast of Texas;

     - the TPC Offshore natural gas pipeline system located off the Gulf coast of Texas; and

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

     To finance substantially all of the cash consideration related to this acquisition, EPN Holding entered into a $535 million limited recourse acquisition facility with a syndicate of commercial banks, of which $375 million has been repaid and the remaining amount was restructured in October 2002, as discussed in the Capital Resources section of this Item 2.

  Hattiesburg Storage Facility

     In January 2002, we acquired a 3.3 million barrel propane storage business and leaching operation located in Hattiesburg, Mississippi from Suburban Propane Partners, L.P. for approximately $10 million. As part of the transaction, we entered into a long-term propane storage agreement with Suburban Propane Partners for a portion of the acquired propane storage capacity.

  Big Thicket

     In August 2002, we acquired the Big Thicket assets, which consist of the Silsbee compressor station and the Big Thicket gathering system, for approximately $11 million from BP America Production Company. The Silsbee compressor station acts as a booster station for a web of area gas gathering lines. The facility has four 1,200 horsepower gas compressors that boost low pressure field gas from 45 to 950 pounds of plant inlet pressure. The Big Thicket gathering system is comprised of approximately 150 miles of 4 to 10 inch diameter pipe with throughput of approximately 22 MMcf/d.

PROJECTS

  Medusa Project

     We are constructing the $26 million, 37-mile Medusa natural gas pipeline extension of our Viosca Knoll gathering system with capacity to handle 160 MMcf/d of natural gas, which is expected to be in service in the first quarter of 2003, designed and located to gather production from Murphy Exploration and Production Company's Medusa development in the Gulf of Mexico. Murphy has dedicated 34,560 acres of property to this pipeline for the life of the reserves, which means that all natural gas produced from this acreage will flow through this pipeline. As of September 30, 2002, we have spent approximately $12.7 million related to this pipeline extension, which is currently under construction. We expect to fund the project through borrowings on our credit facility.

  Marco Polo Project

     In December 2001, we announced an agreement with Anadarko Petroleum Corporation under which we would construct, install and own the Marco Polo TLP with capacity to handle 100 MBbls/d of oil and 250 MMcf/d of natural gas. This TLP, which we expect to be in service in the fourth quarter of 2003, was designed and located to process oil and natural gas from Anadarko Petroleum Corporation's Marco Polo Field discovery in the Gulf of Mexico. Anadarko has dedicated 69,120 acres of property to this TLP, including the acreage underlying their Marco Polo Field discovery, for the life of the reserves. Anadarko will have firm capacity of 50 MBbls/d of oil and 150 MMcf/d of natural gas. The remainder of the platform capacity will be available to Anadarko for additional production and/or to third parties that have fields developed in the area. This TLP will be owned by our 50 percent owned Deepwater Gateway joint venture. We will operate the Deepwater Gateway joint venture, and the Marco Polo TLP will be operated by Anadarko. The total cost of the project is estimated to be $206 million, or approximately $103 million for our share. As of September 30, 2002, Deepwater Gateway has spent approximately $58.3 million on this TLP, which is currently under construction.

     In addition, we will construct and own a 36-mile, 14-inch oil pipeline and a 75-mile, 18-inch and 20-inch natural gas pipeline to support the Marco Polo TLP. The natural gas pipeline will gather natural gas from the Marco Polo platform in Green Canyon Block 608 and transport to the Typhoon natural gas pipeline in Green Canyon Block 237 with a maximum capacity of 400 MMcf/d. The oil pipeline will gather oil from the Marco Polo platform to our Allegheny pipeline in Green Canyon Block 164 with a maximum capacity of 100 MBbls/d. These pipelines are expected to be completed and placed in service in the first quarter of 2004, and are expected to cost $79 million to construct. As of September 30, 2002, we have spent approximately $1.3 million on these pipelines, which are in the development stage.

     In August 2002, Deepwater Gateway, our joint venture that owns the Marco Polo TLP, obtained a $155 million project loan at a variable interest rate from a group of commercial lenders to finance a substantial portion of the cost to construct the Marco Polo TLP and related facilities. Upon completion of the construction, the project loan will convert into a term loan, subject to the terms of the loan agreement. The loan is collateralized by substantially all of Deepwater Gateway's assets. If Deepwater Gateway defaults on its payment obligations under the loan, we would be required to pay to the lenders all distributions we or any of our subsidiaries had received from Deepwater Gateway up to $22.5 million. As of September 30, 2002, Deepwater Gateway had no amounts outstanding under the project loan and had not paid us or any of our subsidiaries any distributions.

  Cameron Highway

     In February 2002, we announced that we will build and operate the $458 million, 390-mile Cameron Highway Oil Pipeline with capacity of 500 MBbls/d, which is expected to be in service by the third quarter of 2004, will provide producers with access to onshore delivery points in Texas and Louisiana. BP p.l.c., BHP Billiton and Unocal have dedicated 86,400 acres of property to this pipeline for the life of the reserves, including the acreage underlying their Holstein, Mad Dog and Atlantis developments in the deeper water regions of the Gulf of Mexico. In October 2002, we entered into a non-binding letter of intent with Valero Energy Corporation under which Valero would acquire a 50 percent interest in the entity we form to construct, install and own this pipeline, which we will operate. The formation of this joint venture is subject to specific conditions set forth in the letter of intent, including negotiating and executing definitive documentation and obtaining mutually acceptable financing. We are contractually committed to the Cameron Highway Project whether or not we obtain a partner. We expect that a majority of the costs of this project will be funded through project financing. It is estimated that the majority of the capital outlay for the project will occur in 2003 and 2004. As of September 30, 2002, we have spent approximately $3.1 million related to this pipeline, which is in the development stage.

  Falcon Nest

     In April 2002, we entered into an agreement to construct and own the $53 million Falcon Nest fixed-leg platform, together with related pipelines, with capacity to handle 300 MMcf/d of natural gas, which is expected to be in service during the first quarter of 2003, designed and located to process natural gas from Pioneer Natural Resources Company's and Mariner Energy, Inc.'s Falcon Field discovery in the Gulf of Mexico. Pioneer and Mariner have dedicated 69,120 acres of property, including acreage underlying their Falcon Field discovery, to this platform for the life of the reserves. As of September 30, 2002, we have spent approximately $18.2 million on this project, which is under construction.

  Petal Expansion

     In June 2002, we completed a $68 million, 8.9 Bcf (6.3 Bcf working capacity) expansion of our Petal natural gas storage facility, including a withdrawal facility and a 20,000 horsepower compression station, located near Hattiesburg, Mississippi. This brings the total working gas capacity of the Petal facility to 9.5 Bcf, of which 7 Bcf is dedicated to a subsidiary of The Southern Company, one of the largest producers of electricity in the United States, under a 20-year fixed-fee contract. In June 2002, we also completed a $100 million, 60-mile pipeline addition with capacity of 1.25 Bcf/d (currently FERC-certified to 700 MMcf/d) that interconnects with the storage facility and offers direct interconnects with the Southern Natural Gas, Transco and Destin pipeline systems. In June 2002, the interconnects with Southern Natural Gas and Destin were placed into service. In September 2002, the Transco interconnect was placed in service.

  Red Hawk

     In October 2002, we announced that we will build and operate a new $57 million, 16-inch pipeline to gather natural gas production from the Red Hawk Field located in the Garden Banks area of the Gulf of Mexico. We have entered into the related agreements with Kerr-McGee Oil and Gas Corporation, a wholly owned subsidiary of Kerr-McGee Corporation and Ocean Energy, Inc., which each hold a 50-percent working interest in the Red Hawk Field. The 86-mile pipeline, capable of transporting up to approximately 330 MMcf/d of natural gas, will originate in 5,300 feet of water at the Red Hawk Field and connect to the ANR

Pipeline system at Vermillion Block 397. We plan to place the new pipeline, which is in the development stage, in service during the second quarter of 2004.

OTHER MATTERS

     As a result of current circumstances generally surrounding the energy sector, the creditworthiness of several industry participants has been called into question. As a result of these general circumstances, we have established an internal group to monitor our exposure to, and determine, as appropriate, whether we should request prepayments, letters of credit or other collateral from our counterparties. If these general conditions worsen and, as a result, several industry participants file for Chapter 11 bankruptcy protection, it could have a material adverse effect on our financial position, results of operations or cash flows.

RELATED PARTY TRANSACTIONS

     For a discussion of our related party transactions, see Part I, Financial Information, Note 11. In our normal course of business we enter into transactions with various entities controlled directly or indirectly by El Paso Corporation, the parent of our general partner. In the third quarter of 2002, $25 million of our related party revenue came from El Paso Merchant Energy North America Company (Merchant Energy). Merchant Energy is a direct subsidiary of El Paso Corporation. Approximately $15 million of this revenue represents the proceeds received by us from selling to Merchant Energy hydrocarbons which we gain title to month to month under certain gathering and processing agreements with third party producers. These sales occur at market prices on an arms length basis, and we believe these sales can be replaced by similar arrangements with third parties at anytime should we so desire. The remaining $10 million of revenue is primarily related to transportation services provided to Merchant Energy by our pipelines, primarily the EPGT Texas intrastate pipeline system. Merchant Energy has contracted with us on both a firm and interruptible basis and currently utilizes its contracted capacity. In most cases these revenue streams are originated by third parties.

     Our largest related party revenue streams are generated by our three Texas fractionation facilities and our Chaco plant. In the case of our fractionation facilities, we are paid each month a fixed fee of $0.024 for each gallon of NGL that we fractionate into its component parts. El Paso Field Services (Field Services) an indirect subsidiary of El Paso Corporation, and a direct subsidiary of El Paso Tennessee Pipeline Co., pays us this fee. Field Services receives the NGL we fractionate at our facilities from producers in south Texas. The fractionated NGL is re-delivered to Field Services at the tailgate of the plants and then sold by Field Services to various petrochemical and refining customers located along the Texas gulf coast. In addition, Field Services has gathering and processing agreements with producers in the San Juan Basin. Field Services pays us a fee of $0.1344 per dekatherm of natural gas that we process at the Chaco plant. If we successfully close on our proposed acquisition of the San Juan assets, we will be purchasing, among other assets, the contracts Field Services has with the San Juan Basin producers and this related party revenue stream will end.

                                SEGMENT RESULTS

     In light of our expectation of acquiring additional natural gas pipeline and processing assets, effective January 1, 2002, we revised and renamed our business segments to reflect the change in composition of our operations. In October 2001, we acquired the Chaco plant and reflected the operations of this asset in our Oil and NGL logistics segment. With the change in our segments, we moved the Chaco processing plant to our Natural gas pipelines and plants segment. As a result of our sale of the Prince TLP and our nine percent overriding interest in the Prince Field in April 2002, the results of operations from these assets are reflected as discontinued operations in our statements of income for all periods presented and are not reflected in our segment results below. Beginning in 2002, operations from our oil and natural gas production activities are reflected in Other.

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

The following table presents EBIT by segment and in total for each of the quarter and nine months ended September 30:

                                                          QUARTER ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                        -----------------   ------------------
                                                         2002      2001       2002      2001
                                                        -------   -------   --------   -------
                                                                    (IN THOUSANDS)
EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
Natural gas pipelines and plants......................  $31,188   $ 5,313   $ 79,733   $16,652
Oil and NGL logistics.................................    9,080    10,291     26,926    27,356
Natural gas storage...................................    2,637     1,636      4,635     6,537
Platform services.....................................    3,075     4,953     15,591    14,691
                                                        -------   -------   --------   -------
  Segment EBIT........................................   45,980    22,193    126,885    65,236
Other, net............................................     (556)     (752)    (4,738)    1,215
                                                        -------   -------   --------   -------
  Consolidated EBIT...................................  $45,424   $21,441   $122,147   $66,451
                                                        =======   =======   ========   =======

  EBIT variances are discussed in the segment results below.

NATURAL GAS PIPELINES AND PLANTS

                                                        QUARTER ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------   -------------------
                                                        2002      2001       2002       2001
                                                      --------   -------   --------   --------
                                                         (IN THOUSANDS, EXCEPT FOR VOLUMES)
Natural gas pipelines and plants revenue............  $ 96,381   $18,242   $232,053   $ 69,351
Cost of natural gas.................................   (27,767)   (9,822)   (67,268)   (43,986)
                                                      --------   -------   --------   --------
Natural gas pipelines and plants margin.............    68,614     8,420    164,785     25,365
Operating expenses..................................   (36,992)   (3,107)   (84,951)   (13,093)
Other income (loss).................................      (434)       --       (101)     4,380
                                                      --------   -------   --------   --------
  EBIT..............................................  $ 31,188   $ 5,313   $ 79,733   $ 16,652
                                                      ========   =======   ========   ========
Volumes (MDth/d)
  Texas Intrastate..................................     3,235        --      2,238         --
  El Paso Intrastate Alabama........................       167       172        180        170
  East Breaks.......................................       206       217        201        255
  HIOS..............................................       696       975        750      1,028
  Viosca Knoll Gathering............................       583       492        569        558
  Other gathering systems...........................       320        40        237         16
  Processing plants.................................       764        --        723         --
                                                      --------   -------   --------   --------
     Total volumes..................................     5,971     1,896      4,898      2,027
                                                      ========   =======   ========   ========

     In connection with our April 2002 EPN Holding asset acquisition, we added assets to this segment with contracts whereby we may purchase natural gas from producers at the wellhead for an index price less an amount that compensates us for gathering services. We then sell the natural gas into the open market at points on our system at the same index prices. Accordingly, our operating revenues and costs of natural gas are impacted by changes in energy commodity prices, while our margin is unaffected. For these reasons, we believe that gross margin (revenue less cost of natural gas) provides a more accurate and meaningful basis for analyzing operating results for the Natural gas pipelines and plants segment.

 Third Quarter 2002 Compared to Third Quarter 2001

     Natural gas pipelines and plants margin for the quarter ended September 30, 2002, was $60.2 million higher than in the same period in 2001. Approximately $41.9 million of the increase was due to our April 2002 purchase of the EPN Holding assets from subsidiaries of El Paso Corporation and $8.0 million to our purchase of the Chaco plant in October 2001. Additionally, approximately $8.2 million of the increase was due to our consolidation of Deepwater Holdings in October 2001. Further contributing to the increase was $1.2 million relating to our purchase of the Big Thicket assets in August 2002 and $0.5 million relating to the operations of the Pelican Stabilizer, which was placed in service in March 2002. Excluding the contribution from these newly acquired assets, margins increased by $1.4 million. Offsetting these increases was a $1 million mark-to-market non-cash loss associated with a derivative transaction we entered into during the quarter to economically hedge a portion of the 2003 price risk exposure for gathering services associated with our proposed San Juan acquisition. In addition, our third quarter 2002 margin decreased by $0.6 million as a result of Hurricane Isidore in September 2002. We expect our fourth quarter margins to be lower due to Hurricane Lili which occurred in October 2002. Offsetting this fourth quarter impact, will be additional volumes from the startup of production in the Camden Hills and Aconcagua Fields which will be delivered to our Viosca Knoll system.

     Operating expenses for the quarter ended September 30, 2002, were $33.9 million higher than the same period in 2001 primarily due to our April 2002 purchase of the EPN Holding assets, our purchase of the Chaco plant in October 2001, and our consolidation of Deepwater Holdings. Excluding the operating costs of the newly acquired assets, operating expenses increased by $1.3 million due to accelerated non-routine maintenance on our HIOS system, as well as a bad debt write-off.

     Other income (loss) for the quarter ended September 30, 2002, was $0.4 million lower than the same period in 2001 primarily due to purchase price adjustments related to Deepwater's sale of Stingray, UTOS and the West Cameron dehydration facility. After our acquisition of the remaining interest in Deepwater Holdings in October 2001, Deepwater Holdings became a consolidated subsidiary.

  Nine Months Ended 2002 Compared to Nine Months Ended 2001

     Natural gas pipeline and plants margin for the nine months ended September 30, 2002, was $139.4 million higher than the same period in 2001. Approximately $83.3 million of the increase was due to our April 2002 purchase of the EPN Holding assets from subsidiaries of El Paso Corporation and $24.4 million to our purchase of the Chaco plant in October 2001. Additionally, approximately $27.4 million of the increase was due to our consolidation of Deepwater Holdings in October 2001. Further contributing to the increase was $1.2 million relating to our purchase of the Big Thicket assets in August 2002 and $0.6 million relating to the operations of the Pelican Stabilizer, which was placed in service in March 2002. Excluding the contribution from these newly acquired assets, margins increased by $3.5 million. Offsetting these increases was a $1 million mark-to-market non-cash loss associated with a derivative transaction we entered into during the third quarter to economically hedge a portion of the 2003 price risk exposure for gathering services associated with our proposed San Juan acquisition. In addition, our 2002 margin decreased by $0.6 million as a result of Hurricane Isidore in September 2002. We expect our fourth quarter margins to be lower due to Hurricane Lili which occurred in October 2002. Offsetting this fourth quarter impact, will be additional volumes from the startup of production in the Camden Hills and Aconcagua Fields which will be delivered to our Viosca Knoll system.

     Operating expenses for the nine months ended September 30, 2002 were $71.9 million higher than the same period in 2001 primarily due to our April 2002 purchase of the EPN Holding assets, our purchase of the Chaco plant in October 2001, and our consolidation of Deepwater Holdings. Excluding the operating costs of the newly acquired assets, operating expenses increased by $3.7 million.

     Other income for the nine months ended September 30, 2002, was $4.5 million lower than the same period in 2001 primarily due to our recognition in 2001 of $22.0 million in additional consideration from El Paso Corporation associated with the sale of our Gulf of Mexico pipeline assets in 2001, partially offset by net losses of $7.8 million due to the sale of our interests in the Tarpon and Green Canyon pipeline assets in January 2001. Also contributing to this offset were lower earnings from unconsolidated affiliates of $10.3 million, which primarily relates to Deepwater Holdings' sale of Stingray, UTOS and the West Cameron dehydration facility and the sale of our interest in Nautilus and Manta Ray Offshore in 2001.

OIL AND NGL LOGISTICS

                                                        QUARTER ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       2002       2001       2002       2001
                                                     --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT FOR VOLUMES)
Oil and NGL logistics revenue......................  $  9,450   $ 10,130   $ 28,026   $ 22,866
Operating expenses.................................    (3,538)    (3,352)   (11,641)    (8,473)
Other income.......................................     3,168      3,513     10,541     12,963
                                                     --------   --------   --------   --------
  EBIT.............................................  $  9,080   $ 10,291   $ 26,926   $ 27,356
                                                     ========   ========   ========   ========
Volume (Bbl/d)
  EPN Texas........................................    70,597     78,970     72,499     59,502
  Allegheny Oil Pipeline...........................    17,395     13,042     17,570     13,464
  Unconsolidated affiliate
     Poseidon Oil Pipeline(1)......................   131,457    142,594    140,344    155,396
                                                     --------   --------   --------   --------
     Total volumes.................................   219,449    234,606    230,413    228,362
                                                     ========   ========   ========   ========

----------

(1) Represents 100% of the volumes flowing through the pipeline.

  Third Quarter 2002 Compared to Third Quarter 2001

     For the quarter ended September 30, 2002, revenues were $0.7 million lower than the same period in 2001 primarily due to lower volumes on EPN Texas. Offsetting this decrease was our acquisitions of the Hattiesburg propane storage facility in January 2002 and the Anse La Butte NGL storage facility in December 2001 and higher volumes on Allegheny.

     Operating expenses for the quarter ended September 30, 2002, were $0.2 million higher than the same period in 2001 primarily due to our acquisition of the Hattiesburg propane storage facility in January 2002 and the Anse La Butte NGL storage facility in December 2001 offset by the modification of the operating agreement in connection with the EPN Holding acquisition in April 2002 between EPN Texas and El Paso Field Services, which reduced the amount of monthly operating charges to us.

     Other income for the quarter ended September 30, 2002, was $0.3 million lower than the same period in 2001 primarily due to a decrease in earnings from unconsolidated affiliates due to lower volumes on Poseidon Oil Pipeline partially attributable to Hurricane Isidore in September 2002. We expect our fourth quarter earnings from unconsolidated affiliates to be lower due to Hurricane Lili which occurred in October 2002. Offsetting this fourth quarter impact, will be additional volumes related to new contracts that Poseidon Oil Pipeline has entered into. These contracts start in November 2002 and December 2002 and have a six month duration. We will realize our 36 percent share of the volume increase through earnings from unconsolidated affiliates over the next seven months.

  Nine Months Ended 2002 Compared to Nine Months Ended 2001

     For the nine months ended September 30, 2002, revenues were $5.2 million higher than the same period in 2001 primarily due to our acquisitions of the EPN Texas transportation and fractionation assets in February 2001, the Hattiesburg propane storage facility in January 2002, and the Anse La Butte NGL storage facility in December 2001. Additionally, higher volumes on Allegheny also contributed to the increase in revenues.

     Operating expenses for the nine months ended September 30, 2002, were $3.2 million higher than the same period in 2001 primarily due to our acquisitions of the EPN Texas transportation and fractionation assets in February 2001, the Hattiesburg propane storage facility in January 2002, and the Anse La Butte NGL storage facility in December 2001.

     Other income for the nine months ended September 30, 2002, was $2.4 million lower than the same period in 2001 primarily due to a decrease in earnings from unconsolidated affiliates due to lower volumes on Poseidon Oil Pipeline partially attributable to Hurricane Isidore in September 2002. We expect our fourth quarter earnings from unconsolidated affiliates to be lower due to Hurricane Lili which occurred in October 2002. Offsetting this fourth quarter impact, will be additional volumes related to new contracts that Poseidon Oil Pipeline has entered into. These contracts start in November 2002 and December 2002 and have a six month duration. We will realize our 36 percent share of the volume increase through earnings from unconsolidated affiliates over the next seven months.

NATURAL GAS STORAGE

                                                          QUARTER ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                        -----------------   ------------------
                                                         2002      2001       2002      2001
                                                        -------   -------   --------   -------
                                                                    (IN THOUSANDS)
Natural gas storage revenue...........................  $ 8,599   $ 4,641   $ 18,454   $15,089
Operating expenses....................................   (5,962)   (3,005)   (13,819)   (8,552)
                                                        -------   -------   --------   -------
  EBIT................................................  $ 2,637   $ 1,636   $  4,635   $ 6,537
                                                        =======   =======   ========   =======
Firm storage and transportation
  Contracted volumes (Bcf)............................       36        23         27        22
  Commodity volumes (Mdth/d)..........................       53        50         96        64
Interruptible storage and transportation
  Contracted volumes (Bcf)............................        1         1          1         1
  Commodity volumes (Mdth/d)..........................       37        49         14        65

  Third Quarter 2002 Compared to Third Quarter 2001

     For the quarter ended September 30, 2002, revenues were $4.0 million higher than the same period in 2001 primarily due to the expansion of the Petal storage facility and our acquisition of the Wilson storage facility lease in April 2002. Storage capacity for the Petal facility has been subscribed to a subsidiary of the Southern Company for 7.0 Bcf and to BP for 1.65 Bcf.

     Expansion of the Petal storage facility was completed during the second quarter, and we commenced services to a subsidiary of the Southern Company in the third quarter of 2002. Petal's services under this contract will add $4.0 million of revenues during the fourth quarter of 2002.

     Operating expenses for the quarter were $3.0 million higher than the same period in 2001 primarily due to the expansion of our Petal storage facility in the second quarter of 2002 and the acquisition of the Wilson storage facility lease in April 2002.

  Nine Months Ended 2002 Compared to Nine Months Ended 2001

     For the nine months ended September 30, 2002, revenues were $3.4 million higher than the same period in 2001 primarily due to the expansion of the Petal storage facility and our acquisition of the Wilson storage facility lease in April 2002. This increase was partially offset by a decrease in revenues attributable to lower commodity revenues and interruptible storage services at our Hattiesburg facility during 2002.

     Operating expenses for the nine months ended September 30, 2002, were $5.3 million higher than the same period in 2001 primarily due to the expansion of our Petal storage facility in the second quarter of 2002, the acquisition of the Wilson storage facility lease in April 2002 and a favorable resolution of an imbalance settlement in 2001.

PLATFORM SERVICES

                                                           QUARTER ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                         -----------------   -----------------
                                                          2002      2001      2002      2001
                                                         -------   -------   -------   -------
                                                          (IN THOUSANDS, EXCEPT FOR VOLUMES)
Platform services revenue..............................  $ 5,142   $ 6,939   $20,992   $21,170
Operating expenses.....................................   (2,181)   (1,986)   (5,515)   (6,447)
Other income (loss)....................................      114        --       114       (32)
                                                         -------   -------   -------   -------
  EBIT.................................................  $ 3,075   $ 4,953   $15,591   $14,691
                                                         =======   =======   =======   =======
Natural gas platform volumes (Mdth/d)
  East Cameron 373 platform............................      119       166       134       173
  Garden Banks 72 platform.............................       12         3        13         8
  Viosca Knoll 817 platform............................        9        12         9        12
                                                         -------   -------   -------   -------
     Total natural gas platform volumes................      140       181       156       193
                                                         =======   =======   =======   =======
Oil platform volumes (Bbl/d)
  East Cameron 373 platform............................    1,576     1,766     1,764     2,001
  Garden Banks 72 platform.............................    1,036     1,364     1,131     1,547
  Viosca Knoll 817 platform............................    2,170     1,925     2,106     2,036
                                                         -------   -------   -------   -------
     Total oil platform volumes........................    4,782     5,055     5,001     5,584
                                                         =======   =======   =======   =======

  Third Quarter 2002 Compared to Third Quarter 2001

     For the quarter ended September 30, 2002, revenues were $1.8 million lower than in the same period in 2001 primarily due to the expiration in June 2002, in accordance with the original contract terms, of the fixed fee portion of the Viosca Knoll 817 platform access fee contract with Flextrend Development Company, our wholly owned subsidiary. Operating expenses for the same periods were $0.2 million higher due to higher direct costs.

     Other income for the quarter ended September 30, 2002 reflects income from an intersegment investment that is eliminated in our Other segment in consolidation.

  Nine Months Ended 2002 Compared to Nine Months Ended 2001

     For the nine months ended September 30, 2002, revenues were $0.2 million lower than the same period in 2001 primarily due to the expiration in June 2002, in accordance with the original contract terms, of the fixed fee portion of the Viosca Knoll 817 platform access fee contract with Flextrend Development Company, our wholly owned subsidiary, partially offset by retroactive billings for fixed monthly platform access fees and a retroactive gas dehydration fee on the East Cameron 373 platform. Operating expenses for the same periods were $0.9 million lower due to lower direct costs.

     Other income for the nine months ended September 30, 2002 reflects income from an intersegment investment that is eliminated in our Other segment in consolidation. Other loss for the nine months ended September 30, 2001 reflects approximately $3.0 million of losses recognized on the sales of our Gulf of Mexico platform assets in January 2001, offset by the additional consideration from El Paso Corporation related to the sale of these assets.

OTHER, NET

  Third Quarter 2002 Compared to Third Quarter 2001

     Earnings before interest expense and taxes related to non-segment activity for the quarter ended September 30, 2002, were $0.2 million higher than the same period in 2001. The increase was primarily due to higher natural gas and oil prices offset by lower volumes attributable to a decrease in natural gas production as a result of normal decline of existing reserves. Third quarter 2002 EBIT also decreased by $0.2 million as a result of Hurricane Isidore in September 2002. We expect our fourth quarter 2002 EBIT to be lower due to Hurricane Lili which occurred in October 2002.

  Nine Months Ended 2002 Compared to Nine Months Ended 2001

     Earnings before interest expense and taxes related to non-segment activity for the nine months ended September 30, 2002, were $6.0 million lower than the same period in 2001. The decrease was primarily due to lower natural gas and oil prices, as well as lower volumes attributable to a decrease in natural gas production as a result of normal decline of existing reserves, partially offset by lower operating expenses and depletion. Additionally, EBIT decreased by $0.2 million as a result of Hurricane Isidore in September 2002. We expect our fourth quarter 2002 EBIT to be lower due to Hurricane Lili which occurred in October 2002.

INTEREST AND DEBT EXPENSE

     Interest and debt expense, net of capitalized interest, for the quarter and nine month periods ended September 30, 2002, was approximately $12.2 million and $25.9 million higher than the same periods in 2001. This increase is primarily due to an increase in the average outstanding balance of our revolving credit facility, the amounts outstanding under the EPN Holding acquisition facility which we entered to purchase the EPN Holding assets in April 2002, and the $230 million of 8.5% senior subordinated notes issued in May 2002. Capitalized interest for the quarter and nine months ended September 30, 2002 was $0.7 million and $4.3 million compared to $3.4 million and $9.7 million for the same periods in 2001.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Information, Note 7, which is incorporated herein by reference.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item I, Financial Information, Note 13, which is incorporated herein by reference.

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING STATEMENTS

     We have made statements in this document that constitute forward-looking statements. These statements are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations. These statements may relate to information or assumptions about:

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

     Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our Annual Report on Form 10-K for the year ended December 31, 2001, and our other filings with the Securities and Exchange Commission. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we express an expectation or belief as to future results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties that may cause our actual future activities and results of operations to be materially different from those suggested or described.

     These risks may also be specifically described in our Current Reports on Form 8-K and other documents filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

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

     In August 2002, we entered into a derivative financial instrument to hedge our exposure during 2003 relating to gathering activities for changes in natural gas prices in the San Juan Basin in anticipation of our proposed acquisition of the San Juan assets. The derivative is a financial swap on 30,000 MMBtu per day whereby we receive a fixed price of $3.525 per MMBtu and pay a floating price based upon the San Juan index. We are accounting for this derivative under mark-to-market accounting since it does not qualify for hedge accounting under SFAS 133. As of September 30, 2002, the fair value of this derivative was a $1.0 million liability and we recognized this $1.0 million loss in the margin of our Natural gas pipelines and plants segment. Once the proposed acquisition of the San Juan assets is completed, we expect to designate this derivative as a cash flow hedge under SFAS 133.

     During 2001 and 2002, we entered into cash flow hedges in connection with our EPIA operations. As of September 30, 2002, the fair value of these cash flow hedges was an asset of approximately $49 thousand. During the nine months ended September 30, 2002, the majority of our cash flow hedges expired and we reclassified $1.4 million from accumulated other comprehensive income to earnings.

     Starting in April 2002, in connection with our EPN Holdings acquisition, we have swaps in place for our interest in the Indian Basin processing plant. As of September 30, 2002, the fair value of these cash flow hedges was a $126 thousand liability resulting in an unrealized loss of $126 thousand.

     During 2002, Poseidon entered into a two-year interest rate swap agreement. As of September 30, 2002, the fair value of its interest rate swap was a liability of $1.6 million resulting in an unrealized loss of $1.6 million. We include our 36 percent share of this liability of $0.6 million as a reduction of our investment in Poseidon and as an unrealized loss in other comprehensive income. Additionally, we have recognized in income our 36 percent share of Poseidon's realized loss of $0.9 million for the nine months ended September 30, 2002, or $0.3 million, through our earnings from unconsolidated affiliates.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     The principal executive officer and principal financial officer certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Quarterly Report on Form 10-Q, as appropriate.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 7, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     In October 2002, we announced changes in our Board of Directors, designed to align us with certain corporate governance recommendations recently announced by the New York Stock Exchange. Robert G. Phillips has been elected Chairman of the Board of Directors of El Paso Energy Partners Company, our general partner. The Board also accepted the resignations of William A. Wise, H. Brent Austin, and Malcom Wallop.

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.A           -- Amended and Restated Certificate of Limited Partnership
                            dated February 14, 2002 (Exhibit 3.A to our 2001 Form
                            10-K).
           3.B           -- Second Amended and Restated Agreement of Limited
                            Partnership effective as of August 31, 2000 (Exhibit 3.B
                            to our Report on Form 8-K dated March 6, 2001).
           4.D           -- Indenture dated as of May 27, 1999 among El Paso Energy
                            Partners, L.P., El Paso Energy Partners Finance
                            Corporation, the Subsidiary Guarantors and Chase Bank of
                            Texas, as Trustee (Exhibit 4.1 to our Registration
                            Statement on Form S-4, filed on June 24, 1999, File Nos.
                            333-81143 through 333-81143-17).
          *4.D.3         -- Eighth Supplemental Indenture dated as of October 10,
                            2002 to the Indenture dated as of May 27, 1999 among El
                            Paso Energy Partners, L.P., El Paso Energy Partners
                            Finance Corporation, the Subsidiary Guarantors and
                            JPMorgan Chase Bank, as Trustee.
           4.E           -- Indenture dated as of May 17, 2001 among El Paso Energy
                            Partners, L.P., El Paso Energy Partners Finance
                            Corporation, the Subsidiary Guarantors and The Chase
                            Manhattan Bank, as Trustee (Exhibit 4.1 to our
                            Registration Statement on Form S-4, filed June 25, 2001,
                            Registration Nos. 333-63800 through 333-63800-20).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          *4.E.3         -- Third Supplemental Indenture dated as of October 10, 2002 to the Indenture dated as of May 17, 2001 among El Paso
                            Energy Partners, L.P., El Paso Energy Partners Finance
                            Corporation, the Subsidiary Guarantors and JPMorgan Chase
                            Bank, as Trustee.
         *10.B           -- Sixth Amended and Restated Credit Agreement dated as of
                            March 23, 1995, as amended and restated through October
                            10, 2002 by and among El Paso Energy Partners, L.P., El
                            Paso Energy Partners Finance Corporation, Credit Lyonnais
                            New York Branch and First Union National Bank, as
                            Co-Syndication Agents, Fleet National Bank and Fortis
                            Capital Corp., as Co-Documentation Agents, The Chase
                            Manhattan Bank, as Administrative Agent, and the several
                            banks and other financial institutions signatories
                            thereto.
         *10.Q           -- Amended and Restated Credit Agreement among EPN Holding
                            Company, L.P., the Lender party thereto, Banc One Capital
                            Markets, Inc. and Wachovia Bank, N.A., as Co-Syndication
                            Agents, Fleet National Bank and Fortis Capital Corp., as
                            Co-Documentation Agents, and JP Morgan Chase Bank, as
                            Administrative Agent, dated as of April 8, 2002, as
                            amended and restated through October 10, 2002.
         *99.A           -- Certification of the Chief Executive Officer, pursuant to
                            18 U.S.C. Section 1350, as adopted pursuant to Section
                            906 of the Sarbanes-Oxley Act of 2002.
         *99.B           -- Certification of the Chief Financial Officer, pursuant to
                            18 U.S.C. Section 1350, as adopted pursuant to Section
                            906 of the Sarbanes-Oxley Act of 2002.

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

     We filed a current report on Form 8-K dated August 12, 2002, discussing the proposed acquisition of the San Juan assets; providing audited combined financial statements of El Paso Field Services San Juan Gathering and Processing Businesses, Typhoon Gas Pipeline, Typhoon Oil Pipeline, and Coastal Liquids Partners NGL Business as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999; providing unaudited combined financial statements for these businesses as of March 31, 2002, and for the three months ended March 31, 2002 and 2001; providing unaudited proforma condensed consolidated and combined financial statements to (i) reflect the expected issuance of long-term debt and equity to generate cash proceeds and (ii) reflect the use of such proceeds for the acquisition of the San Juan assets from El Paso Corporation; and providing certifications with respect to such current report on Form 8-K.

     We filed a current report on Form 8-K dated October 8, 2002 announcing Valero Energy Corporation as a 50 percent partner in the Cameron Highway Oil pipeline project.

     We filed a current report on Form 8-K dated October 10, 2002 updating the current risk factors discussion, discussing the use of various performance measures, updating the financial statements and pro forma financial information previously filed in connection with the proposed acquisition of the San Juan assets and updating the balance sheet of our general partner, El Paso Energy Partners Company.

     We filed a current report on Form 8-K dated October 10, 2002 announcing plans to build and operate a new 85-mile, 16 inch pipeline to gather natural gas production from the Red Hawk field.

     We filed a current report on Form 8-K dated October 18, 2002 to announce changes in our Board of Directors.

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

                                          EL PASO ENERGY PARTNERS, L.P.

                                          By: EL PASO ENERGY PARTNERS COMPANY,
                                            its General Partner

Date: November 12, 2002                   By:      /s/ KEITH B. FORMAN
                                            ------------------------------------
                                                      Keith B. Forman
                                             Vice President and Chief Financial
                                                           Officer

Date: November 12, 2002                   By:      /s/ D. MARK LELAND
                                            ------------------------------------
                                                       D. Mark Leland
                                            Senior Vice President and Controller
                                               (Principal Accounting Officer)

                                 CERTIFICATION

I, Robert G. Phillips, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of El Paso Energy Partners, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                                /s/ ROBERT G. PHILLIPS
                                          --------------------------------------
                                          Robert G. Phillips
                                          Chief Executive Officer
                                          El Paso Energy Partners Company,
                                          general partner of El Paso Energy
                                          Partners, L.P.

                                 CERTIFICATION

I, Keith B. Forman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of El Paso Energy Partners, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                                  /s/ KEITH B. FORMAN
                                          --------------------------------------
                                          Keith B. Forman
                                          Chief Financial Officer
                                          El Paso Energy Partners Company,
                                          general partner of El Paso Energy
                                          Partners, L.P.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.A           -- Amended and Restated Certificate of Limited Partnership
                            dated February 14, 2002 (Exhibit 3.A to our 2001 Form
                            10-K).
           3.B           -- Second Amended and Restated Agreement of Limited
                            Partnership effective as of August 31, 2000 (Exhibit 3.B
                            to our Report on Form 8-K dated March 6, 2001).
           4.D           -- Indenture dated as of May 27, 1999 among El Paso Energy
                            Partners, L.P., El Paso Energy Partners Finance
                            Corporation, the Subsidiary Guarantors and Chase Bank of
                            Texas, as Trustee (Exhibit 4.1 to our Registration
                            Statement on Form S-4, filed on June 24, 1999, File Nos.
                            333-81143 through 333-81143-17).
          *4.D.3         -- Eighth Supplemental Indenture dated as of October 10,
                            2002 to the Indenture dated as of May 27, 1999 among El
                            Paso Energy Partners, L.P., El Paso Energy Partners
                            Finance Corporation, the Subsidiary Guarantors and
                            JPMorgan Chase Bank, as Trustee.
           4.E           -- Indenture dated as of May 17, 2001 among El Paso Energy
                            Partners, L.P., El Paso Energy Partners Finance
                            Corporation, the Subsidiary Guarantors and The Chase
                            Manhattan Bank, as Trustee (Exhibit 4.1 to our
                            Registration Statement on Form S-4, filed June 25, 2001,
                            Registration Nos. 333-63800 through 333-63800-20).
          *4.E.3         -- Third Supplemental Indenture dated as of October 10, 2002 to the Indenture dated as of May 17, 2001 among El Paso
                            Energy Partners, L.P., El Paso Energy Partners Finance
                            Corporation, the Subsidiary Guarantors and JPMorgan Chase
                            Bank, as Trustee.
         *10.B           -- Sixth Amended and Restated Credit Agreement dated as of
                            March 23, 1995, as amended and restated through October
                            10, 2002 by and among El Paso Energy Partners, L.P., El
                            Paso Energy Partners Finance Corporation, Credit Lyonnais
                            New York Branch and First Union National Bank, as
                            Co-Syndication Agents, Fleet National Bank and Fortis
                            Capital Corp., as Co-Documentation Agents, The Chase
                            Manhattan Bank, as Administrative Agent, and the several
                            banks and other financial institutions signatories
                            thereto.
         *10.Q           -- Amended and Restated Credit Agreement among EPN Holding
                            Company, L.P., the Lender party thereto, Banc One Capital
                            Markets, Inc. and Wachovia Bank, N.A., as Co-Syndication
                            Agents, Fleet National Bank and Fortis Capital Corp., as
                            Co-Documentation Agents, and JP Morgan Chase Bank, as
                            Administrative Agent, dated as of April 8, 2002, as
                            amended and restated through October 10, 2002.
         *99.A           -- Certification of the Chief Executive Officer, pursuant to
                            18 U.S.C. Section 1350, as adopted pursuant to Section
                            906 of the Sarbanes-Oxley Act of 2002.
         *99.B           -- Certification of the Chief Financial Officer, pursuant to
                            18 U.S.C. Section 1350, as adopted pursuant to Section
                            906 of the Sarbanes-Oxley Act of 2002.