Form 10-K/A
period 2001-12-31
EL PASO ENERGY PARTNERS LP
filed 2003-01-02
CIK 895040

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                       COMMISSION FILE NO. 1-11680

                         EL PASO ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0396023
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

               4 GREENWAY PLAZA                                     77046
                HOUSTON, TEXAS                                    (Zip Code)
   (Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (832) 676-2600

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

     THE REGISTRANT HAD 39,738,974 COMMON UNITS OUTSTANDING AS OF FEBRUARY 27, 2002. THE AGGREGATE MARKET VALUE ON SUCH DATE OF THE REGISTRANT'S COMMON UNITS HELD BY NON-AFFILIATES WAS APPROXIMATELY $1,393 MILLION.

     DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The purpose of this Amendment No. 1 to El Paso Energy Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001 (the "Original 10-K") is to amend the disclosure under the captions "Oil and Natural Gas Production-Net Production, Unit Prices and Production Costs" in Item 1, Business, and "Note 16-Supplemental Oil and Natural Gas Information (Unaudited)" in Item 8, Financial Statements and Supplemental Data, to present consistent information relating to our oil and natural gas producing activities effected by inter-segment platform access fees, which are eliminated in consolidation, and only to update the signature pages and to add certifications required by Sarbanes-Oxley Act of 2002 in Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K. This amendment contains no changes to our balance sheet, income statement, or statement of cash flows. This amendment primarily impacts our standardized measure of discounted future net cash flows and unit production disclosure. All other information included in the Original 10-K remains unchanged. This amendment does not reflect events occurring after the filing of the Original 10-K.

                         EL PASO ENERGY PARTNERS, L.P.

                               TABLE OF CONTENTS

                                    CAPTION                               PAGE
                                    -------                               ----
                                     PART I
Item 1.   Business....................................................      1

                                    PART II
Item 8.   Financial Statements and Supplementary Data.................     15

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................     65
          Signatures..................................................     82

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     Formed in 1993, we are one of the largest publicly traded master limited partnerships in terms of market capitalization. We currently manage a balanced, diversified portfolio of interests and assets that includes:

     - oil and natural gas pipelines, platforms, processing facilities and other energy infrastructure assets in the deeper water regions of the Gulf of Mexico, primarily offshore Louisiana and Texas;

     - intrastate natural gas pipeline assets in Alabama;

     - Natural gas liquids (NGL) transportation and fractionation facilities in south Texas;

     - natural gas processing facilities in New Mexico;

     - natural gas and NGL storage facilities in Mississippi and Louisiana; and

     - oil and natural gas properties in the Gulf of Mexico.

     Our objective is to operate as a growth-oriented master limited partnership with a focus on increasing our cash flow, earnings and return to our unitholders. Our strategy is to combine our position as a provider of midstream services in the deeper water regions of the Gulf of Mexico with an aggressive effort to acquire and develop diversified onshore midstream energy infrastructure assets. Our strategy also includes identifying opportunities that create synergies with the other assets and operations of El Paso Corporation, the indirect parent of our general partner. We intend to continue de-emphasizing our commodity-based activities, such as exploration and production operations, and to concentrate on fee-based operations, such as gathering, transportation, processing, storage and fractionation, which traditionally provide more stable cash flows. We intend to execute our business strategy by:

     - capitalizing on our extensive infrastructure in the Gulf of Mexico and expanding our existing assets further into the deeper water regions with projects supported by new discoveries and long-term commitments;

     - purchasing or constructing onshore pipelines, gathering systems, storage, processing and fractionation facilities and other midstream assets to provide a broad range of more stable, fee-based services to producers, marketers and users of energy products; and

     - leveraging the nationwide asset base and operational expertise of El Paso Corporation.

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

     In February 2002, we agreed to acquire midstream businesses from El Paso Corporation. The primary businesses to be acquired include:

     - the 9,400 mile EPGT Texas intrastate pipeline, with a capacity of approximately 5 Bcf/d and average throughput of 3,500 MDth/d during 2001;

     - 1,300 miles of gathering systems in the Permian Basin with a capacity of 465 MMcf/d and average net 2001 throughput of 341 MDth/d; and

     - a 42.3 percent non-operating interest in the Indian Basin gas processing and treating plant and associated gathering lines.

     Total consideration for these transactions is approximately $750 million and will include the following consideration to subsidiaries of El Paso
Corporation:

     - the sale of our Prince tension leg platform (TLP) and the 9 percent overriding royalty interest in the Prince Field for approximately $190 million after our repayment of the related limited recourse debt of $95 million;

     - the issuance of $6 million in common units; and

     - a cash payment of $554 million.

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

     Also in December 2001, we announced an agreement with Anadarko Petroleum Corporation to jointly develop Anadarko's Marco Polo discovery, using a floating production platform capable of accommodating production from multiple fields. In conjunction with this agreement, we formed a 50/50 joint venture to construct, install, and own the platform with Cal Dive International, Inc. The platform's production capacity is expected to be 100 MBbls/d of oil and 250 Mcf/d of gas. Anadarko will have firm capacity of 50 MBbls/d of oil and 150 Mcf/d of gas. The remainder of the platform capacity will be available to Anadarko for additional production and/or to third parties that have fields developed in the area. Anadarko will operate the platform. We anticipate that the facilities will be completed in 2004.

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

     Also in October 2001, we agreed to install a new natural gas pipeline from our Viosca Knoll system to the deepwater Medusa development in the Gulf of Mexico. We also entered into an agreement to provide natural gas gathering services for Murphy Exploration and Production Company's Medusa development. Construction of this pipeline is scheduled to begin in mid-2002, and first production from the Medusa development is anticipated by the fourth quarter of 2002. We also entered into an agreement to provide natural gas gathering services for TotalFinaElf's Matterhorn, Camden Hills and Aconcagua discoveries located in the Gulf of Mexico Deepwater Trend. Natural gas production from these fields will be delivered to our Viosca Knoll system. First production from Camden Hills and Aconcagua is anticipated in the summer of 2002. First production from Matterhorn is anticipated in the third quarter of 2003.

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

     In January 2001, we agreed to sell our interests in several offshore Gulf of Mexico assets, including our interests in the Nautilus, Manta Ray Offshore, Nemo, Green Canyon and Tarpon natural gas pipeline systems, as well as interests in two offshore platforms. In addition, we and Deepwater Holdings agreed to sell our joint interests in the Stingray System, UT Offshore System (UTOS), and the West Cameron dehydration facility. These sales occurred as a result of a Federal Trade Commission (FTC) order relating to El Paso Corporation's merger with The Coastal Corporation.

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

                                                                                       EL PASO
                                                    VIOSCA                 EAST      INTRASTATE-   INDIAN
                                                    KNOLL    HIOS(1)    BREAKS(1)      ALABAMA      BASIN
                                                    ------   --------   ----------   -----------   -------
Unregulated(U)/regulated(R).......................      U         R           U            U           U
In-service date...................................   1994      1977        2000         1972        2001
Approximate capacity(2)...........................  1,000     1,800         400          200          65
Aggregate miles of pipeline.......................    125       204          85          450          10
Average throughput for the years ended:(3)
  December 31, 2001...............................    551       979         245          171          22
  December 31, 2000...............................    612       870         112          120          --
  December 31, 1999...............................    709       792          --           --          --

---------------

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

     Indian Basin. The Indian Basin lateral, located in southeast New Mexico, was placed into service in June 2001. This ten mile lateral connects the 300 MMcf/d Indian Basin processing and treating plant to El Paso Field Services' Carlsbad Gathering System. The lateral offers alternative market outlets to the Transwestern and El Paso Natural Gas pipeline systems.

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

                       LIQUID TRANSPORTATION AND HANDLING

  NGL Transportation and Fractionation Facilities

     In February 2001, we acquired EPN Texas from a subsidiary of El Paso Corporation. EPN Texas includes more than 600 miles of intrastate NGL gathering and transportation pipelines and three fractionation plants located in south Texas. The intrastate NGL pipeline system is comprised of 379 miles of pipeline used to gather and transport unfractionated NGLs from various processing plants to the Shoup Plant, located in Corpus Christi, the largest of EPN Texas' three fractionators. The system also includes 177 miles of pipelines that deliver fractionated products such as ethane, propane and butane to refineries and petrochemical plants along the Texas Gulf Coast and to common carrier NGL pipelines. The three fractionation facilities have a combined capacity of approximately 96 MBbls/d.

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

     Poseidon System. Poseidon is a major offshore sour crude oil pipeline system built in response to the increased demand for additional sour crude oil pipeline capacity in the central Gulf of Mexico. We own an effective 36 percent interest in Poseidon and began operating this system in January 2001. Poseidon has a maximum design capacity of 400 MBbls/d with the addition of pumps and the use of friction reducers. Our average net throughput was 56 MBbls/d, 57 MBbls/d, and 61 MBbls/d for the years ended December 31, 2001, 2000 and 1999. The Poseidon system consists of:

     - 117 miles of 16-inch to 20-inch diameter pipeline extending from our 50 percent owned Garden Banks 72 platform to our 50 percent owned Ship Shoal 332 platform;

     - 122 miles of 24-inch diameter pipeline extending from the Ship Shoal 332 platform to Houma, Louisiana;

     - 32 miles of 16-inch diameter pipeline extending from Ewing Bank Block 873 to the 24-inch pipeline in the area of South Timbalier Block 212; and

     - 17 miles of 16-inch pipeline extending from Garden Banks Block 260 to South Marsh Island Block 205.

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

     In connection with our acquisition of EPN Texas, we entered into a 20-year fee-based transportation and fractionation agreement and have dedicated 100 percent of the capacity of our fractionation facilities to a subsidiary of El Paso Corporation. In this agreement, all of the NGLs derived from processing operations at seven natural gas processing plants in south Texas owned by subsidiaries of El Paso Corporation are delivered to our NGL transportation and fractionation facilities. Effectively, we will receive a fixed fee for each barrel of NGLs transported and fractionated by our facilities. Approximately 25 percent of our per barrel fee is escalated annually for increases in inflation. El Paso Corporation's subsidiary will bear substantially all of the risks and rewards associated with changes in the commodity prices for NGLs.

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

     - locate compression, separation, production handling and other facilities; and

     - conduct drilling operations during the initial development phase of an oil and natural gas property.

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

                                                           EAST     VIOSCA    SHIP    GARDEN    SHIP
                                                 PRINCE   CAMERON   KNOLL    SHOAL    BANKS     SHOAL
                                                  TLP       373      817     331(1)     72     332(2)
                                                 ------   -------   ------   ------   ------   -------
Ownership interest.............................   100%     100%      100%     100%      50%      50%
In-service date................................   2001     1998      1995     1994     1995     1985
Water depth (in feet)..........................  1,450      441       671      376      518      438
Acquired (A) or constructed (C)................      C        C         C        A        C        A
Approximate handling capacity:
  Natural gas (MMcf/d).........................     80      110       140       --       80      150
  Oil and condensate (MBbls/d).................     50        5         5       --       55       12

---------------

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

     East Cameron 373. The East Cameron 373 platform is located at the south end of the central leg of Shell's Stingray pipeline system. The platform serves as the host for Kerr-McGee Corporation's East Cameron Block 373 production and as the landing site for Garden Banks Blocks 108, 152 and 200 production.

     Viosca Knoll 817. The Viosca Knoll 817 platform is centrally located on the Viosca Knoll system. The platform serves as a base for landing deepwater production in the area, including ExxonMobil's, Shell's, and BP's Ram Powell development. A 7,000 horsepower compressor on the platform facilitates deliveries from the Viosca Knoll system to multiple downstream interstate pipelines. The platform is also used as a base for oil and natural gas production from our Viosca Knoll Block 817 lease.

     Ship Shoal 331. The Ship Shoal 331 platform is a production facility located approximately 75 miles off the coast of Louisiana. Pogo Producing Company has rights to utilize the platform pursuant to a production handling and use of space agreement.

     Garden Banks 72. The Garden Banks 72 platform is located at the south end of the eastern leg of Shell's Stingray pipeline system and serves as the western-most termination point of the Poseidon system. The platform serves as a base for landing deepwater production from Enterprise Oil Gulf of Mexico, Inc.'s and Devon Energy Inc.'s Garden Banks Block 161 development and Mariner Energy Inc.'s development in Garden Banks Block 73, and will serve as the host for Amerada Hess Corporation's Garden Banks Block 158 development. We also use this platform as the host for our Garden Banks Block 72 production and the landing site for production from our Garden Banks Block lease located in an adjacent lease block.

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

  Producing Properties

                          GARDEN BANKS   GARDEN BANKS   GARDEN BANKS   VIOSCA KNOLL   WEST DELTA     PRINCE
                            BLOCK 72     BLOCK 73(1)     BLOCK 117     BLOCK 817(2)   BLOCK 35(3)   FIELD(4)
                          ------------   ------------   ------------   ------------   -----------   --------
Working interest........       50%             --            50%           100%            38%          --
Net revenue interest....     40.2%           2.5%          37.5%            80%          29.8%        9.0%
In-service date.........      1996           2000           1996           1995           1993        2001
Net acres...............     2,880             --          2,880          5,760          1,894          --
Distance offshore              120            115            120             40             10         120
  (in miles)............
Water depth (in feet)...       518            743          1,000            671             60       1,450
Producing wells.........         5              1              2              7              3           2
Cumulative production:
  Natural gas (MMcf)....     4,565            219          2,056         61,589          2,174          32
  Oil (MBbls)...........     1,387             --          1,146            142             14          37

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

(3) The West Delta Block 35 field commenced production in 1993, but our interest in this field was acquired in connection with El Paso Corporation's acquisition of our general partner in 1998. Production data is for the period from August 1998.

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

                                                              GROSS     NET
                                                              ------   ------
Developed acreage...........................................   4,872    3,576
Undeveloped acreage.........................................  23,153   14,518
                                                              ------   ------
          Total acreage.....................................  28,025   18,094
                                                              ======   ======

     Our gross and net ownership in producing wells in which a working interest is owned directly by us at December 31, 2001, is as follows:

                                                              GROSS   NET
                                                              -----   ----
Natural gas.................................................  11.0     8.6
Oil.........................................................   6.0     3.0
                                                              ----    ----
          Total.............................................  17.0    11.6
                                                              ====    ====

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

  Net Production, Unit Prices and Production Costs

     The following table sets forth information regarding the production volumes of, average unit prices received for, and average production costs for our oil and natural gas properties for the years ended December 31:

                                           OIL (MBBLS)             NATURAL GAS (MMCF)
                                     ------------------------   ------------------------
                                      2001     2000     1999     2001     2000     1999
                                     ------   ------   ------   ------   ------   ------
Net production(1)..................     343      295      357    4,038    7,185   12,211
Average realized sales price(1)....  $23.47   $25.26   $14.32   $ 4.52   $ 1.86   $ 2.02

                                    (Restated) (Restated) (Restated) (Restated) (Restated) (Restated)
Average segment realized
  production costs(2).............  $16.11   $10.87   $ 7.36   $ 2.68   $ 1.81   $ 1.23

---------------

(1) The information regarding net production and average realized sales prices includes overriding royalty interests. Average realized oil and natural gas sales prices for 2000 and 1999 were impacted by hedging activities. Excluding our hedging activities, our average realized sales price would have been $28.12 for oil and $3.91 for natural gas in 2000 and $16.14 for oil and $2.16 for natural gas in 1999.

(2) The components of average segment realized production costs, which consist of production expenses per unit of oil or natural gas produced, may vary substantially among wells depending on the methods of recovery employed and other factors. Our production expenses include third party transportation expenses, maintenance and repair, labor and utilities costs, as well as the cost of platform access fees paid by our oil and natural gas subsidiary, included in our oil and natural gas production segment, to subsidiaries included in our platforms segment. These platform access fees are eliminated in our consolidated financial statements. For each of the years presented, these platform access fees were approximately $10 million. On a consolidated basis our average realized production costs were as follows:

                                                                 OIL (MBBLS)             NATURAL GAS (MMCF)
                                                            ---------------------       ---------------------
                                                            2001    2000    1999        2001    2000    1999
                                                            -----   -----   -----       -----   -----   -----
Average consolidated realized production costs............  $6.35   $4.23   $3.22       $1.06   $0.70   $0.54

     The increase in per unit production costs from year to year was a result of production decline coupled with higher offshore oil and natural gas field servicing and direct production costs.

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

                               MAJOR ENCUMBRANCES

     Substantially all of our assets, with the exception of Argo, L.L.C., and Argo I, L.L.C., together with our management agreement, and our general partner's one percent general partner interest, are pledged as collateral under our existing revolving credit facility. Substantially all of Argo's assets are pledged under Argo's limited recourse term loan. In addition, Poseidon, our equity investee, currently has a credit facility under which substantially all of its assets are pledged. For a discussion of our credit facilities, see Item 8, Financial Statements and Supplementary Data, Note 6.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
Operating revenues
  Gathering and transportation services....................  $ 93,550    $ 63,499    $ 20,282
  Liquid transportation and handling.......................    39,460       8,307       2,029
  Platform services........................................    23,538      13,875      11,383
  Natural gas storage services.............................    19,373       6,182          --
  Oil and natural gas sales................................    26,310      20,552      29,965
                                                             --------    --------    --------
                                                              202,231     112,415      63,659
                                                             --------    --------    --------
Operating expenses
  Cost of natural gas......................................    51,542      28,160          --
  Operation and maintenance, net...........................    35,548      14,461      22,402
  Depreciation, depletion and amortization.................    38,649      27,743      30,630
  Asset impairment charge..................................     3,921          --          --
                                                             --------    --------    --------
                                                              129,660      70,364      53,032
                                                             --------    --------    --------
Operating income...........................................    72,571      42,051      10,627
                                                             --------    --------    --------
Other income (loss)
  Earnings from unconsolidated affiliates..................     8,449      22,931      32,814
  Net (loss) gain on sale of assets........................   (11,367)         --      10,103
  Other income.............................................    28,726       2,377         358
                                                             --------    --------    --------
                                                               25,808      25,308      43,275
                                                             --------    --------    --------
Income before interest, income taxes and other charges.....    98,379      67,359      53,902
                                                             --------    --------    --------
Interest and debt expense..................................    43,130      47,072      35,323
Minority interest..........................................       100          95         197
Income tax benefit.........................................        --        (305)       (435)
                                                             --------    --------    --------
                                                               43,230      46,862      35,085
                                                             --------    --------    --------
Net income.................................................    55,149      20,497      18,817
Net income allocated to general partner....................    24,661      15,578      12,129
Net income allocated to Series B unitholders...............    17,228       5,668          --
                                                             --------    --------    --------
Net income (loss) allocated to limited partners before
  accounting change........................................    13,260        (749)      6,688
Cumulative effect of accounting change.....................        --          --     (15,427)
                                                             --------    --------    --------
Net income (loss) allocated to limited partners............  $ 13,260    $   (749)   $ (8,739)
                                                             ========    ========    ========
Basic and diluted net income (loss) per unit before
  accounting change........................................  $   0.38    $  (0.03)   $   0.26
Cumulative effect of accounting change.....................        --          --       (0.60)
                                                             --------    --------    --------
Basic and diluted net income (loss) per unit after
  accounting
  change...................................................  $   0.38    $  (0.03)   $  (0.34)
                                                             ========    ========    ========
Weighted average basic and diluted units outstanding.......    34,376      29,077      25,928
                                                             ========    ========    ========

                            See accompanying notes.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2001         2000
                                                              ----------    --------
                                       ASSETS
Current assets
  Cash and cash equivalents.................................  $   13,084    $ 20,281
  Accounts receivable, net
     Trade..................................................      33,162      33,801
     Affiliates.............................................      22,863       1,602
  Other current assets......................................         557         633
                                                              ----------    --------
          Total current assets..............................      69,666      56,317
Property, plant and equipment, net..........................   1,103,427     619,238
Investment in processing agreement..........................     119,981          --
Investments in unconsolidated affiliates....................      34,442     182,734
Other noncurrent assets.....................................      29,754      11,182
                                                              ----------    --------
          Total assets......................................  $1,357,270    $869,471
                                                              ==========    ========

                         LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
  Accounts payable
     Trade..................................................  $   14,987    $ 14,726
     Affiliates.............................................       9,918       2,368
  Accrued interest..........................................       6,401       3,107
  Current maturities of limited recourse term loan..........      19,000          --
  Other current liabilities.................................       4,159       2,171
                                                              ----------    --------
          Total current liabilities.........................      54,465      22,372
Revolving credit facility...................................     300,000     318,000
Long-term debt..............................................     425,000     175,000
Limited recourse term loan, less current maturities.........      76,000      45,000
Other noncurrent liabilities................................       1,079         394
                                                              ----------    --------
          Total liabilities.................................     856,544     560,766

Commitments and contingencies

Minority interest...........................................          --      (2,366)
Partners' capital
  Limited partners
     Series B preference units; 125,392 units in 2001 and
      170,000 units in 2000 issued and outstanding..........     142,896     175,668
     Common units; 39,738,974 units in 2001 and 31,550,314
      units in 2000 issued and outstanding..................     354,019     132,802
       Accumulated other comprehensive income allocated to
        limited partners' interest..........................      (1,259)         --
  General partner...........................................       5,083       2,601
       Accumulated other comprehensive income allocated to
        general partner's interests.........................         (13)         --
                                                              ----------    --------
          Total partners' capital...........................     500,726     311,071
                                                              ----------    --------
          Total liabilities and partners' capital...........  $1,357,270    $869,471
                                                              ==========    ========

                            See accompanying notes.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2001         2000         1999
                                                           ---------    ---------    --------
Cash flows from operating activities
  Net income.............................................  $  55,149    $  20,497    $ 18,817
  Adjustments to reconcile net income to net cash
     provided by operating activities
      Depreciation, depletion and amortization...........     38,649       27,743      30,630
      Net loss (gain) on sale of assets..................     11,367           --     (10,103)
      Asset impairment charge............................      3,921           --          --
      Distributed earnings of unconsolidated affiliates
        Earnings from unconsolidated affiliates..........     (8,449)     (22,931)    (32,814)
        Distributions from unconsolidated affiliates.....     35,062       33,960      46,180
      Litigation reserve.................................         --       (2,250)      2,250
      Other noncash items................................      4,308        2,237       1,834
      Working capital changes, net of effects of
        acquisitions and non-cash transactions
        Accounts receivable..............................    (41,954)     (17,351)      2,107
        Other current assets.............................        125        1,295         366
        Accounts payable, accrued interest and other
           current liabilities...........................       (259)       5,210      (8,507)
        Noncurrent receivable from El Paso Corporation...    (10,362)          --          --
        Other............................................       (173)          --          --
                                                           ---------    ---------    --------
          Net cash provided by operating activities......     87,384       48,410      50,760
                                                           ---------    ---------    --------
Cash flows from investing activities
  Acquisition and development of oil and natural gas
     properties..........................................     (2,018)        (172)     (3,218)
  Additions to pipelines, platforms and facilities.......   (576,907)     (90,205)    (30,662)
  Investments in unconsolidated affiliates...............     (1,487)      (8,979)    (59,348)
  Cash paid for acquisitions, net of cash acquired.......    (28,414)     (26,476)    (20,351)
  Proceeds from sale of assets...........................    109,126           --      26,122
  Distributions related to the formation of Deepwater
     Holdings............................................         --           --      20,000
  Other..................................................         --         (381)        322
                                                           ---------    ---------    --------
          Net cash used in investing activities..........   (499,700)    (126,213)    (67,135)
                                                           ---------    ---------    --------
Cash flows from financing activities
  Net proceeds from revolving credit facility............    559,994      152,043     141,126
  Repayments of revolving credit facility................   (581,000)    (125,000)   (226,850)
  Net proceeds from issuance of long-term debt...........    243,032           --     168,878
  Net proceeds from limited recourse term loan...........     49,960       43,554          --
  Net proceeds from issuance of common units.............    286,699      100,634          --
  Redemption of Series B preference units................    (50,000)          --          --
  Redemption of publicly held preference units...........         --         (804)         --
  Contributions from general partner.....................      2,843        2,785         603
  Distributions to partners..............................   (106,409)     (79,330)    (66,288)
                                                           ---------    ---------    --------
          Net cash provided by financing activities......    405,119       93,882      17,469
                                                           ---------    ---------    --------

Net (decrease) increase in cash and cash equivalents.....     (7,197)      16,079       1,094
Cash and cash equivalents at beginning of year...........     20,281        4,202       3,108
                                                           ---------    ---------    --------
Cash and cash equivalents at end of year.................  $  13,084    $  20,281    $  4,202
                                                           =========    =========    ========

                            See accompanying notes.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                              SERIES B     SERIES B
                             PREFERENCE   PREFERENCE    PREFERENCE   PREFERENCE    COMMON      COMMON       GENERAL
                               UNITS      UNITHOLDERS     UNITS      UNITHOLDERS    UNITS    UNITHOLDERS   PARTNER(1)     TOTAL
                             ----------   -----------   ----------   -----------   -------   -----------   ----------   ---------
Partners' capital at
  December 31, 1998........        --      $     --        1,017      $   7,351    23,350     $ 90,972      $(15,427)   $  82,896
Cumulative effect of
  accounting change........        --            --           --          3,072        --      (18,499)       15,427           --
Net income(2)..............        --            --           --            919        --        5,769        12,129       18,817
Acquisition of additional
  interest in Viosca
  Knoll....................        --            --           --             --     2,662       59,792            --       59,792
General partner
  contribution related to
  issuance of common
  units....................        --            --           --             --        --           --           603          603
Conversion of preference
  units into common
  units....................        --            --         (727)        (7,454)      727        7,454            --           --
Cash distributions.........        --            --           --           (919)       --      (52,211)      (12,489)     (65,619)
                              -------      --------      -------      ---------    ------     --------      --------    ---------
Partners' capital at
  December 31, 1999........        --            --          290          2,969    26,739       93,277           243       96,489
Net income (loss)(2).......        --         5,668           --            241        --         (990)       15,578       20,497
Conversion of preference
  units into common
  units....................        --            --         (211)        (2,165)      211        2,165            --           --
Redemption of remaining
  preference units.........        --            --          (79)          (804)       --           --            --         (804)
Issuance of common units...        --            --           --             --     4,600      100,634            --      100,634
General partner
  contribution related to
  the issuance of common
  units....................        --            --           --             --        --           --         2,785        2,785
Issuance of Series B
  preference units.........       170       170,000           --             --        --           --            --      170,000
Cash distributions.........                                                (241)       --      (62,284)      (16,005)     (78,530)
                              -------      --------      -------      ---------    ------     --------      --------    ---------
Partners' capital at
  December 31, 2000........       170       175,668           --             --    31,550      132,802         2,601      311,071
Net income(2)..............        --        17,228           --             --        --       13,260        24,661       55,149
Accumulated other
  comprehensive income
  (loss)...................        --            --           --             --        --       (1,259)          (13)      (1,272)
Issuance of common units...        --            --           --             --     8,189      286,699            --      286,699
Unamortized unit option
  compensation.............        --            --           --             --        --        2,161            --        2,161
Redemption of Series B
  preference units.........       (45)      (50,000)          --             --        --           --            --      (50,000)
General partner
  contribution related to
  the issuance of common
  units....................        --            --           --             --        --           --         2,843        2,843
Cash distributions.........        --            --           --             --        --      (80,903)      (25,022)    (105,925)
                              -------      --------      -------      ---------    ------     --------      --------    ---------
Partners' capital at
  December 31, 2001........       125      $142,896           --      $      --    39,739     $352,760      $  5,070    $ 500,726
                              =======      ========      =======      =========    ======     ========      ========    =========

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

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             AND CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

COMPREHENSIVE INCOME

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Net income..............................................  $55,149   $20,497   $18,817
Other comprehensive income (loss).......................   (1,272)       --        --
                                                          -------   -------   -------
Total comprehensive income..............................  $53,877   $20,497   $18,817
                                                          =======   =======   =======

ACCUMULATED OTHER COMPREHENSIVE INCOME

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Beginning balance.......................................  $    --   $    --   $    --
  Unrealized mark-to-market losses arising during
     period.............................................   (1,682)       --        --
  Reclassification adjustments for changes in initial
     value of derivative instruments to settlement
     date...............................................      410        --        --
                                                          -------   -------   -------
Ending balance..........................................  $(1,272)  $    --   $    --
                                                          =======   =======   =======

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

  Basis of Presentation and Principles of Consolidation

     Our consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. We account for investments in companies where we have the ability to exert significant influence over, but not control over operating and financial policies, using the equity method of accounting. Prior to May 2001, our general partner's approximate one percent non-managing interest in twelve of our subsidiaries represented the minority interest in our consolidated financial statements. In May 2001, we purchased our general partner's one percent non-managing ownership interests. Our consolidated financial statements for prior periods include reclassifications that were made to conform to the current year presentation. Those reclassifications have no impact on reported net income or partners' capital.

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

Gathering pipelines.........................................   5-30 years
Platforms and facilities....................................  18-30 years
Processing facilities.......................................  25-30 years
Storage facilities..........................................  25-30 years

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

  Income Taxes

     As of December 31, 2001, neither we nor any of our subsidiaries are taxable entities. Tarpon Transmission Company, our only taxable entity in 2000 and 1999, was sold in January 2001, and as a result, we incurred no tax liability in 2001. However, the taxable income or loss resulting from our operations will ultimately be included in the federal and state income tax returns of the general and limited partners. Individual partners will have different investment bases depending upon the timing and price of their

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES acquisition of partnership units. Further, each partner's tax accounting, which is partially dependent upon his tax position, may differ from the accounting followed in the consolidated financial statements. Accordingly, there could be significant differences between each individual partner's tax basis and his share of the net assets reported in the consolidated financial statements. We do not have access to information about each individual partner's tax attributes and the aggregate tax bases cannot be readily determined.

     We utilized SFAS No. 109, Accounting for Income Taxes, to account for Tarpon's income taxes subject to federal corporate income taxation. The income tax benefit reported in our consolidated statements of income for the years ended 2000 and 1999 relates solely to Tarpon's book loss at the effective statutory income tax rate for the respective period since no material differences exist between book and taxable income. In January 2001, we sold our interest in Tarpon as a result of a FTC order. All of Tarpon's deferred tax liabilities were assumed by the buyer at the time of sale.

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

  Cumulative Effect of Accounting Change

     In the fourth quarter of 1999, we changed our method of allocating net income to our partners' capital accounts from a method where we allocated income based on percentage ownership and proportionate share of cash distributions, to a method where income is allocated to the partners based upon the change from period to period in their respective claims on our book value capital. We believe that the new income allocation method is preferable because it more accurately reflects the income allocation provisions called for under the partnership agreement and the resulting partners' capital accounts are more reflective of a partner's claim on

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES our book value capital at each period end. This change in accounting had no impact on our consolidated net income or our consolidated total partners' capital for any period presented. This change did not impact the declaration of distributions or the individual partner tax basis.

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

2. ACQUISITIONS AND DISPOSITIONS

  Midstream Businesses

     In February 2002, we agreed to acquire midstream businesses from El Paso Corporation. The primary businesses to be acquired include:

     - the 9,400 mile EPGT Texas intrastate pipeline, with a capacity of approximately 5 Bcf/d and average throughput of 3,500 MDth/d during 2001;

     - 1,300 miles of gathering systems in the Permian Basin gathering system with a capacity of 465 MMcf/d and average throughput of 341 MDth/d during 2001; and

     - a 42.3 percent non-operating interest in the Indian Basin gas processing and treating plant and associated gathering lines.

     Total consideration for these transactions is approximately $750 million and will include the following consideration to subsidiaries of El Paso
Corporation:

     - the sale of our Prince TLP and the 9 percent overriding royalty interest in the Prince Field for approximately $190 million after our repayment of the related limited recourse debt of $95 million;

     - the issuance of $6 million in common units; and

     - a cash payment of $554 million.

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

  Deepwater Holdings L.L.C. and Chaco Transaction

     In October 2001, we acquired the remaining 50 percent interest that we did not already own in Deepwater Holdings for approximately $81 million, consisting of $26 million cash and $55 million of assumed indebtedness and at the acquisition date also repaid all of Deepwater Holdings $110 million of indebtedness. HIOS and East Breaks became indirect wholly-owned assets through this transaction. In a separate transaction, we also acquired the Chaco cryogenic natural gas processing plant for $198.5 million. The total purchase price was composed of a payment of $77 million to acquire the plant from the bank group that provided the financing for the construction of the facility and a payment of $121.5 million to El Paso Field Services in connection with the execution of a 20-year fee-based processing agreement relating to the processing capacity of the Chaco plant and dedication of natural gas gathered by El Paso Field Services to the Chaco plant. Under the terms of the processing agreement, we receive a fixed fee for each dekatherm of

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES natural gas that we process at the Chaco plant, and we bear all costs associated with the plant's ownership and operations. El Paso Field Services personnel will continue to operate the plant. In accordance with the original construction financing agreements, the Chaco plant is under an operating lease to El Paso Field Services. El Paso Field Services has the right to repurchase the Chaco Plant at the end of the lease term in October 2002 for approximately $77 million. If El Paso Field Services does not exercise this repurchase right, it must pay us a forfeiture penalty. We funded both of these transactions by borrowing from our revolving credit facility. We accounted for these transactions as purchases and have assigned the purchase price to the net assets acquired based upon the estimated fair value of the net assets as of the acquisition date. The values assigned are preliminary and may be revised based on additional information. The operating results associated with Deepwater Holdings are included in earnings from unconsolidated affiliates for the periods prior to October 2001. We have included the operating results of Deepwater Holdings and the Chaco plant in our consolidated financial statements from the acquisition date.

     Since the Chaco transaction was an asset acquisition, we have assigned the total purchase price to property, plant and equipment and investment in processing agreement. Since the Deepwater Holdings transaction was an acquisition of additional interests in a business, we are providing summary information related to the acquisition of Deepwater Holdings in the following table (in thousands):

Fair value of assets acquired...............................   $ 81,331
Cash acquired...............................................      5,386
Fair value of liabilities assumed...........................    (60,917)
                                                               --------
          Net cash paid.....................................   $ 25,800
                                                               ========

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

     The following selected unaudited pro forma information represents our consolidated results of operations on a pro forma basis for the twelve months ended December 31, 2001 and 2000, as if we acquired EPN Texas, the Chaco plant and the remaining 50 percent interest in Deepwater Holdings on January 1, 2000:

                                                                2001         2000
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER UNIT AMOUNTS)
Operating revenues..........................................  $269,681     $222,080
Operating income............................................  $101,406     $ 96,197
Net income allocated to limited partners....................  $ 39,157     $ 15,790
Basic and diluted net income per unit.......................  $   1.14     $   0.54

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

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
                                                               =======

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

     The following selected unaudited pro forma information represents our consolidated results of operations on a pro forma basis for the years ended December 31, 2000 and 1999, assuming we acquired EPIA and the Crystal natural gas storage businesses on January 1, 1999:

                                                                 2000        1999
                                                               ---------   ---------
                                                               (IN THOUSANDS, EXCEPT
                                                                 PER UNIT AMOUNTS)
Operating revenues..........................................   $131,426    $105,930
Operating income............................................   $ 45,171    $ 12,484
Net income allocated to limited partners before accounting
  change....................................................   $  1,887    $  5,406
Basic and diluted net income per unit before cumulative
  effect of accounting change...............................   $   0.06    $   0.21

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

     The following selected unaudited pro forma information represents our consolidated results of operations on a pro forma basis for the year ended December 31, 1999, assuming the transactions relating to Deepwater Holdings discussed above had occurred on January 1, 1999:

                                                                      1999
                                                              ---------------------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER UNIT AMOUNTS)
Operating revenues..........................................         $93,071
Operating income............................................         $39,841
Net loss allocated to limited partners before accounting
  change....................................................         $(7,364)
Basic and diluted net loss per unit before cumulative effect
  of accounting change......................................         $ (0.28)

     As a result of El Paso Corporation's January 2001 merger with The Coastal Corporation, ANR is now our affiliate and Deepwater Holdings no longer has interests in Stingray, UTOS or the West Cameron dehydration

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES facility. As discussed earlier, we acquired the remaining 50 percent interest in Deepwater Holdings that we did not already own in October 2001.

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

     The acquisition was accounted for as a purchase and the purchase price was assigned to the assets and liabilities acquired based upon their estimated fair value as of the acquisition date. The following is summary information related to the acquisition (in thousands):

Fair value of assets acquired...............................  $ 83,105
Cash acquired...............................................       434
Fair value of liabilities assumed...........................    (2,962)
                                                              --------
          Total purchase price..............................    80,577
Issuance of common units....................................   (59,792)
Closing costs paid..........................................      (900)
                                                              --------
          Net cash paid.....................................  $ 19,885
                                                              ========

     The following selected unaudited pro forma information represents our consolidated results of operations on a pro forma basis for the year ended December 31, 1999, assuming the Viosca Knoll acquisition had occurred on January 1, 1999:

                                                                      1999
                                                              ---------------------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER UNIT AMOUNTS)
Operating revenues..........................................        $104,951
Operating income............................................        $ 48,710
Net income allocated to limited partners before accounting
  change....................................................        $  8,675
Basic and diluted net income per unit before cumulative
  effect of accounting change...............................        $   0.32

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

                                                  AS OF OR FOR THE YEAR ENDED DECEMBER 31, 2001
                                            ---------------------------------------------------------
                                             DEEPWATER                  DIVESTED
                                            HOLDINGS(A)   POSEIDON   INVESTMENTS(B)   OTHER    TOTAL
                                            -----------   --------   --------------   -----   -------
                                                                 (IN THOUSANDS)
END OF PERIOD OWNERSHIP INTEREST..........    100%          36%          --           50%
                                             ========     ========       ======       ====
OPERATING RESULTS DATA:
  Operating revenues......................   $ 40,933     $ 71,516       $1,982       $145
  Other income (loss).....................         --          394          (85)
  Operating expenses......................    (16,740)      (2,701)        (590)       (73)
  Depreciation............................     (8,899)     (10,552)        (953)
  Other (expenses) income.................     (5,868)      (7,668)         222        (22)
  Loss on sale of assets..................    (21,453)          --           --
                                             --------     --------       ------       ----
  Net income (loss).......................   $(12,027)    $ 50,989       $  576       $ 50
                                             ========     ========       ======       ====
OUR SHARE:
  Allocated income (loss)(c)..............   $ (9,925)    $ 18,356       $  148       $ 25
  Adjustments(d)..........................         --         (146)          (9)        --
                                             --------     --------       ------       ----
  Earnings (loss) from unconsolidated
     affiliates...........................   $ (9,925)    $ 18,210       $  139       $ 25    $ 8,449
                                             ========     ========       ======       ====    =======
  Allocated distributions.................   $ 12,850     $ 22,212       $   --       $ --    $35,062
                                             ========     ========       ======       ====    =======
FINANCIAL POSITION DATA:
  Current assets..........................                $ 91,367                    $177
  Noncurrent assets.......................                 226,570                      --
  Current liabilities.....................                  80,365                      33
  Long-term debt..........................                 150,000                      --

---------------

(a) In January 2001, Deepwater Holdings sold its Stingray and West Cameron subsidiaries. Deepwater Holdings sold its interest in its UTOS subsidiary in April 2001. In October 2001, we acquired the remaining 50 percent of Deepwater Holdings and as a result of this transaction, on a going forward basis Deepwater Holdings is consolidated in our financial statements. The information presented for Deepwater Holdings as an equity investment is through October 18, 2001.
(b) Divested Investments contains Manta Ray Offshore Gathering Company, L.L.C. and Nautilus Pipeline Company L.L.C. In January 2001, we sold our 25.67 percent interest in Manta Ray Offshore and our 25.67 percent interest in Nautilus.
(c) The income (loss) from Deepwater Holdings is not allocated proportionately with our ownership percentage because the capital contributed by us was a larger amount of the total capital at the time of formation. Therefore, we were allocated a larger amount of amortization of Deepwater Holdings' excess purchase price of its investments. Also, we were allocated a larger portion of Deepwater Holdings' $21 million loss incurred in 2001 due to the sale of Stingray, UTOS, and the West Cameron dehydration facility. Our total share of the losses relating to these sales was approximately $14 million.
(d) We recorded adjustments primarily for differences from estimated year end 2000 earnings reported in our 2000 Annual Report on Form 10-K and actual earnings reported in the 2000 audited annual reports of our unconsolidated affiliates.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                                                  AS OF OR FOR THE YEAR ENDED DECEMBER 31, 2000
                                             -------------------------------------------------------
                                             DEEPWATER                 DIVESTED
                                             HOLDINGS    POSEIDON   INVESTMENTS(A)   OTHER    TOTAL
                                             ---------   --------   --------------   -----   -------
                                                                 (IN THOUSANDS)
END OF PERIOD OWNERSHIP INTEREST...........    50%         36%        25.67%         50%
                                             ========    ========      ========      ====
OPERATING RESULTS DATA:
  Operating revenues.......................  $ 67,122    $ 65,158      $ 26,478      $110
  Other income.............................       532         639         2,301        --
  Operating expenses.......................   (25,279)    (24,398)       (5,205)      (51)
  Depreciation.............................   (18,138)    (10,754)      (10,363)       --
  Other expenses...........................   (10,711)    (11,683)         (432)      (19)
                                             --------    --------      --------      ----
  Net income...............................  $ 13,526    $ 18,962      $ 12,779      $ 40
                                             ========    ========      ========      ====
OUR SHARE:
  Allocated income.........................  $  6,763    $  6,826      $  3,281      $ 20
  Adjustments(b)...........................       507       5,892          (358)       --
                                             --------    --------      --------      ----
  Earnings from unconsolidated
     affiliates............................  $  7,270    $ 12,718      $  2,923      $ 20    $22,931
                                             ========    ========      ========      ====    =======
  Allocated distributions..................  $ 13,550    $ 13,532      $  6,878      $ --    $33,960
                                             ========    ========      ========      ====    =======
FINANCIAL POSITION DATA:
  Current assets...........................  $ 46,128    $125,325      $  4,375      $111
  Noncurrent assets........................   237,416     239,030       247,554        --
  Current liabilities......................    39,962     264,776         1,423        27
  Long-term debt...........................   157,000          --            --        --
  Other noncurrent liabilities.............     9,517       1,297            --        --

---------------

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

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                                                                  AS OF OR FOR THE YEAR ENDED DECEMBER 31, 1999
                                                       --------------------------------------------------------------------
                                                        DEEPWATER                  DIVESTED       VIOSCA
                                                       HOLDINGS(A)   POSEIDON   INVESTMENTS(B)   KNOLL(C)   OTHER    TOTAL
                                                       -----------   --------   --------------   --------   -----   -------
                                                                                  (IN THOUSANDS)
END OF PERIOD OWNERSHIP INTEREST.....................     50%          36%        25.67%           99%      50%
                                                        ========     ========      ========      =======    ====
OPERATING RESULTS DATA:
  Operating revenue..................................   $ 59,965     $76,160       $ 26,620      $12,338    $ 35
  Other income.......................................      2,203         403          2,328           31      --
  Operating expenses.................................    (31,081)     (8,774)        (5,164)        (925)    (18)
  Depreciation.......................................    (13,629)     (6,172)       (11,195)      (1,752)     --
  Other expenses.....................................     (2,918)     (9,133)          (350)      (1,973)     --
                                                        --------     --------      --------      -------    ----
  Net income.........................................   $ 14,540     $52,484       $ 12,239      $ 7,719    $ 17
                                                        ========     ========      ========      =======    ====
OUR SHARE:
  Allocated income...................................   $  6,591     $18,894       $  3,142      $ 3,860    $  8
  Adjustments(d).....................................      1,173          (7)          (839)         --       (8)
                                                        --------     --------      --------      -------    ----
  Earnings from unconsolidated affiliates............   $  7,764     $18,887       $  2,303      $ 3,860    $ --    $32,814
                                                        ========     ========      ========      =======    ====    =======
  Allocated distributions............................   $ 15,601     $18,191       $  5,906      $ 6,350    $132    $46,180
                                                        ========     ========      ========      =======    ====    =======
FINANCIAL POSITION DATA:
  Current assets.....................................   $ 34,334     $171,720      $  7,934                 $376
  Noncurrent assets..................................    208,939     243,971        245,164                   --
  Current liabilities................................     32,727     159,359          5,157                   44
  Long-term debt.....................................    122,000     150,000            --                    --
  Other noncurrent liabilities.......................         41         322            --                    --

---------------

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

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

4. PROPERTY, PLANT AND EQUIPMENT

     Our property, plant and equipment consisted of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2001        2000
                                                              ----------   --------
                                                                 (IN THOUSANDS)
Property, plant and equipment, at cost
  Pipelines.................................................  $  856,335   $239,920
  Platforms and facilities..................................     281,600    127,639
  Processing plant..........................................     138,450         --
  Oil and natural gas properties............................     159,375    156,320
  Storage facilities........................................     156,800    147,294
  Construction work-in-progress.............................      99,335    127,811
                                                              ----------   --------
                                                               1,691,895    798,984
Less accumulated depreciation and depletion.................     588,468    179,746
                                                              ----------   --------
Total property, plant and equipment, net....................  $1,103,427   $619,238
                                                              ==========   ========

     Due to the sale of our interest in the Manta Ray Offshore system in January 2001, we lost a primary connecting point to our Manta Ray pipeline. As a result, we abandoned the Manta Ray pipeline and recorded an impairment of approximately $3.9 million in the first quarter of 2001 which is reflected in the Natural Gas Gathering and Transportation segment.

5. INVESTMENT IN PROCESSING AGREEMENT

     As part of our October 2001 Chaco transaction, we paid $121.5 million to El Paso Field Services for a 20-year fee-based processing agreement. This amount is being amortized on a straight-line basis over the life of the agreement. Under the processing agreement, all previously uncommitted volumes on El Paso Field Services' San Juan Gathering System are dedicated to the Chaco plant. As part of the agreement, natural gas delivered to the Chaco plant by El Paso Field Services will have a processing priority over other natural gas.

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

     Our subsidiaries, except Argo and Argo I L.L.C., have guaranteed our obligations under both issuances of senior subordinated notes. In addition, we could be required to repurchase the senior subordinated notes if

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES certain circumstances relating to change of control or asset dispositions exist. The terms of the senior subordinated notes include, among other things, financial tests and covenants, all of which we currently meet.

  Revolving Credit Facility

     In May 2001, we amended and restated our revolving credit facility with a syndicate of commercial banks to provide up to $600 million of available credit subject to compliance with financial ratios as specified in the agreement. As of December 31, 2001, we had $300 million outstanding under this facility with the full unused amount available. The average variable interest rate on the debt outstanding was 3.9% and 9.1% at December 31, 2001 and 2000. We pay a variable commitment fee on the unused portion of the credit facility. Our credit facility matures in May 2004; is guaranteed by us and all of our subsidiaries except for our Argo and Argo I subsidiaries; and is collateralized by our management agreement, substantially all of our assets (excluding our Argo and Argo I subsidiaries), and our general partner's one percent general partner interest in us. We may borrow money under this facility for capital expenditures, investment and working capital purposes as well as to make distributions under certain circumstances.

  Limited Recourse Term Loan

     In August 2000, Argo, L.L.C., one of our unrestricted subsidiaries obtained a $95 million limited recourse project finance loan from a group of commercial lenders to finance a substantial portion of the total cost of the Prince TLP, pipelines and other facilities. The Prince TLP was installed in the Prince Field in July 2001, and we placed it into service in September 2001. In accordance with its terms, the project finance loan was converted into a term loan in December 2001 and will mature in December 2006. The $95 million term loan requires us to pay interest and principal in twenty equal quarterly installments. The first principal payment is due at the end of the first quarter of 2002. The term loan is collateralized by substantially all of Argo's assets. The term loan agreement restricts Argo's ability to pay distributions to us. If Argo defaults on its payment obligations, we would be required to pay to the lenders all distributions we or any of our subsidiaries have received from Argo up to $30 million. As of December 31, 2001, Argo had $95 million outstanding under this limited recourse term loan and had not paid us, or any of our subsidiaries, any distributions. The average variable interest rate on the debt outstanding for 2001 and 2000 was 4.1% and 8.4% at December 31, 2001 and 2000.

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

     In April 2001, Poseidon amended and restated its credit facility to provide up to $185 million of the construction and expansion of the Poseidon system and for other working capital changes. Poseidon's ability to borrow money under this facility is subject to certain customary terms and conditions, including borrowing base limitations. The facility is collateralized by a substantial portion of Poseidon's assets and matures in April 2004. As of December 31, 2001, Poseidon had $150 million outstanding under its facility with the full unused balance available. The average variable floating interest rate on the debt outstanding at December 31, 2001 and 2000 was 3.8% and 7.9%. In January 2002, Poseidon entered into a two-year interest rate swap agreement to fix the interest rate at 3.49% through January 2004 on $75 million of the $150 million outstanding on their credit facility.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

  Interest Expense

     We recognized the interest cost incurred in connection with our financing transactions as follows for each of the years ended:

                                                        2001    2000    1999
                                                        -----   -----   -----
                                                            (IN MILLIONS)
Interest expense incurred.............................  $54.9   $51.1   $37.1
Interest capitalized..................................   11.8     4.0     1.8
                                                        -----   -----   -----
  Net interest expense................................  $43.1   $47.1   $35.3
                                                        =====   =====   =====

7. FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

     The carrying amounts and estimated fair values of our financial instruments at December 31 are as follows:

                                                              2001                      2000
                                                     ----------------------    ----------------------
                                                     CARRYING                  CARRYING
                                                      AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                     --------    ----------    --------    ----------
                                                                      (IN MILLIONS)
Liabilities:
  Revolving credit facility........................    $300         $300         $318         $318
  Limited recourse term loan.......................      95           95           45           45
  10 3/8% Senior Subordinated Notes................     175          186          175          185
  8 1/2% Senior Subordinated Notes.................     250          253          N/A          N/A
  Non-trading derivative instruments
     Commodity swap and forward contracts..........    $  1         $  1         $ --         $ --

     The notional amounts and terms of contracts held for purposes other than trading were as follows at December 31:

                                                        2001                         2000
                                             --------------------------   ---------------------------
                                              NOTIONAL                     NOTIONAL
                                               VOLUME                       VOLUME
                                             ----------      MAXIMUM      -----------      MAXIMUM
                                             BUY   SELL   TERM IN YEARS   BUY    SELL   TERM IN YEARS
                                             ---   ----   -------------   ----   ----   -------------
Commodity
  Natural Gas (MDth).......................  765    --          <1         --     --         N/A

     As of December 31, 2001, and 2000, our carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term nature of these instruments. The fair value of long-term debt with variable interest rates approximates its carrying value because of the market based nature of the debt's interest rates. We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues.

8. PARTNERS' CAPITAL

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

  Cash Distributions

     We make quarterly distributions of 100 percent of our available cash, as defined in the partnership agreement, to our unitholders and to our general partner. Available cash generally consists of all cash receipts plus reductions in reserves less all cash disbursements and net additions to reserves. Our general partner has broad discretion to establish cash reserves for any proper partnership purpose. These can include cash reserves

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES for future capital and maintenance expenditures, reserves to stabilize distributions of cash to the unitholders and our general partner, reserves to reduce debt, or, as necessary, reserves to comply with the terms of our agreements or obligations. Beginning in the fourth quarter of 2010, any unpaid accruals on our Series B preference units occurring after September 2010 will be currently payable and must be completely paid, prior to any distributions on our common units.

     Cash distributions on common units and to our general partner are discretionary in nature and are not entitled to arrearages of minimum quarterly distributions. The following table reflects our per unit cash distributions to our common unitholders and the total incentive distributions paid to our general partner during the year ended December 31, 2001:

                                                                 COMMON        GENERAL
MONTH PAID                                                        UNIT         PARTNER
----------                                                     ----------      -------
                                                               (PER UNIT)   (IN MILLIONS)
February....................................................    $0.5500         $4.6
                                                                =======         ====
May.........................................................    $0.5750         $5.8
                                                                =======         ====
August......................................................    $0.5750         $5.8
                                                                =======         ====
November....................................................    $0.6125         $8.1
                                                                =======         ====

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

     In August 1998, we adopted the 1998 Unit Option Plan for Non-Employee Directors (Director Plan) to provide our general partner with the ability to issue unit options to attract and retain the services of knowledgeable directors. Unit options and restricted units to purchase a maximum of 100,000 of our common units may be issued pursuant to the Director Plan. Under the Director Plan, each non-employee director receives a grant of 2,500 unit options upon initial election to the Board of Directors and an annual unit option grant of 2,000 unit options and, beginning in 2001, an annual restricted unit grant equal to the director's annual retainer (including Chairman's retainers, if applicable) divided by the fair market value of the common units on the grant date upon each re-election to the Board of Directors. Each unit option that is granted will vest immediately at the date of grant and will expire ten years from such date, but will be subject to earlier termination in the event that such non-employee director ceases to be a director of our general partner for any reason, in which case the unit options expire 36 months after such date except in the case of death, in which case the unit options expire 12 months after such date. Each director receiving a grant of restricted units is recorded as a unitholder and has all the rights of a unitholder with respect to such units, including the right to

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES distributions on those units. The restricted units are nontransferable during the director's service on the Board of Directors. The restrictions on the restricted units will end and the director will receive one common unit for each restricted unit granted upon the director's termination. The Director Plan is administered by a management committee consisting of the Chairman of the Board of directors of the general partner and such other senior officers of our general partner or its affiliates as the Chairman of the Board may designate. During 2001, we issued 4,090 shares of restricted units with a grant price of $33.00 per unit. The value of these units is determined based on the fair market value on the grant date.

     The following table summarizes activity under the Omnibus Plan and Director Plan as of and for the years ended December 31, 2001, 2000 and 1999.

                                            2001                    2000                    1999
                                    ---------------------   ---------------------   ---------------------
                                                 WEIGHTED                WEIGHTED                WEIGHTED
                                    # UNITS OF   AVERAGE    # UNITS OF   AVERAGE    # UNITS OF   AVERAGE
                                    UNDERLYING   EXERCISE   UNDERLYING   EXERCISE   UNDERLYING   EXERCISE
                                     OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                    ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of
  year............................    925,500     $27.15     937,500      $27.16     933,000      $27.19
  Granted.........................  1,016,500      35.00       3,000       25.56       4,500       21.58
  Exercised.......................    307,500      27.17         --          --          --          --
  Forfeited.......................         --         --       7,500       27.19         --          --
  Canceled........................     20,000      27.19       7,500       27.19         --          --
                                    ---------                -------                 -------
Outstanding at end of year........  1,614,500     $32.09     925,500      $27.15     937,500      $27.16
                                    =========                =======                 =======
Options exercisable at end of
  year............................    606,500     $27.22     925,500      $27.15     687,500      $27.15
                                    =========                =======                 =======

     The fair value of each unit option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

ASSUMPTION                                                    2001    2000    1999
----------                                                    -----   -----   -----
Expected term in years......................................      8       8       8
Expected volatility.........................................  27.50%  27.97%  28.70%
Expected dividends..........................................   9.55%   9.35%   9.20%
Risk-free interest rate.....................................   5.05%   5.35%   6.40%

     The Black-Scholes weighted average fair value of options granted during 2001, 2000, and 1999 was $2.62, $2.63, and $3.14 per option, respectively.

     Options outstanding as of December 31, 2001, are summarized below:

                                             OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                               -----------------------------------------------   ----------------------------
                                             WEIGHTED AVERAGE      WEIGHTED                       WEIGHTED
RANGE OF                         NUMBER         REMAINING          AVERAGE         NUMBER         AVERAGE
EXERCISE PRICES                OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------                -----------   ----------------   --------------   -----------   --------------
$19.86 to $27.80                  598,000          6.6              $27.18         598,000         $27.18
$27.80 to $39.72                1,016,500          9.7              $34.97           8,500         $32.71
                                ---------                                          -------
$19.86 to $39.72                1,614,500          8.6              $32.09         606,500         $27.22
                                =========                                          =======

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

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

                                     DECEMBER 31, 2001         DECEMBER 31, 2000         DECEMBER 31, 1999
                                  -----------------------   -----------------------   -----------------------
                                  AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                  -----------   ---------   -----------   ---------   -----------   ---------
                                                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
SFAS No. 123 charge, pretax.....    $    --      $   311      $   --       $  211       $    --      $   890
Net income (loss) allocated to
  the limited partners..........    $13,260      $12,949      $ (749)      $ (960)      $(8,739)     $(9,629)
Basic and diluted income (loss)
  per unit......................    $  0.38      $  0.38      $(0.03)      $(0.03)      $ (0.34)     $ (0.37)

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

9. RELATED PARTY TRANSACTIONS

     The following table provides summary data for the income statement impacts of our transactions with related parties for the years ended December 31:

                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Revenues received from related parties:
  Gathering and transportation services.....................  $12,674   $ 9,356   $    --
  Liquid transportation and handling services...............   32,382        --        --
  Platform services.........................................    8,188       146       990
  Storage services..........................................    2,324     1,268        --
  Oil and natural gas sales.................................      672    15,722    29,778
                                                              -------   -------   -------
                                                              $56,240   $26,492   $30,768
                                                              =======   =======   =======
Expenses paid to related parties:
  Purchased natural gas costs...............................  $34,646   $16,751   $    --
  Operating expenses........................................   34,499    22,817    13,494
                                                              -------   -------   -------
                                                              $69,145   $39,568   $13,494
                                                              =======   =======   =======
Reimbursements received from related parties:
  Operating expenses........................................  $11,499   $20,543   $ 2,377
                                                              =======   =======   =======

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

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

     In connection with the sale of our Gulf of Mexico assets, El Paso Corporation agreed to make quarterly payments to us of $2.25 million for three years beginning March 2001 and $2 million in the first quarter of 2004. At December 31, 2001, the present value of the amounts due from El Paso Corporation were classified as follows:

                                                         (IN THOUSANDS)
Accounts receivable affiliate..........................     $ 7,745
Other noncurrent assets................................      10,362
                                                            -------
                                                            $18,107
                                                            =======

     The following table provides summary data categorized by our related parties for the years ended December 31:

                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Revenues received from related parties:
  El Paso Corporation
     Merchant Energy North America Company..................  $ 9,865   $21,832   $29,778
     El Paso Production Company.............................   13,054     4,303        --
     Southern Natural Gas Company...........................      156       155        --
     Tennessee Gas Pipeline Company.........................      748        56        --
     El Paso Field Services.................................   32,382        --        --
  Unconsolidated Subsidiaries
     Manta Ray Offshore(1)..................................       35       146        --
     Viosca Knoll Gathering Company(2)......................       --        --       990
                                                              -------   -------   -------
                                                              $56,240   $26,492   $30,768
                                                              =======   =======   =======
Purchased natural gas costs paid to related parties:
  El Paso Corporation
     Merchant Energy North America Company..................  $28,047   $14,454   $    --
     El Paso Production Company.............................    6,412     2,160        --
     Southern Natural Gas Company...........................      187       137        --
                                                              -------   -------   -------
                                                              $34,646   $16,751   $    --
                                                              =======   =======   =======
Operating expenses paid to related parties:
  El Paso Corporation
     El Paso Field Services.................................  $33,965   $22,265   $11,726
  Unconsolidated Subsidiaries
     Poseidon Oil Pipeline Company..........................      534       552       944
     Viosca Knoll Gathering Company(2)......................       --        --       824
                                                              -------   -------   -------
                                                              $34,499   $22,817   $13,494
                                                              =======   =======   =======
Reimbursements received from related parties:
  Unconsolidated Subsidiaries
     Deepwater Holdings(3)..................................  $ 9,399   $20,344   $ 1,820
     Poseidon Oil Pipeline Company..........................    2,100        --        --
     Manta Ray Offshore(1)..................................       --       199       515
     Viosca Knoll Gathering Company(2)......................       --        --        42
                                                              -------   -------   -------
                                                              $11,499   $20,543   $ 2,377
                                                              =======   =======   =======

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

     The following table shows the amount El Paso Field Services charged us for each of our agreements for the year ended December 31:

                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Basic management fee....................................  $ 9,300   $ 9,300   $ 9,300
Insurance and other costs...............................    4,844     2,577     2,426
Deepwater Holdings operating fee........................    5,618     6,395        --
EPIA operating fee......................................    3,036     2,658        --
EPN Texas operating fee.................................    6,340        --        --
Natural gas storage facilities operating fee............    4,004     1,335        --
Indian Basin lateral operating fee......................      823        --        --
                                                          -------   -------   -------
                                                          $33,965   $22,265   $11,726
                                                          =======   =======   =======

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

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

     As a result of becoming the operator of Deepwater Holdings' assets during 1999 and 2000, we began receiving reimbursement from Deepwater Holdings for the cost of operating HIOS, UTOS, East Breaks, Stingray, and the West Cameron dehydration facility. This reimbursement is a fixed monthly amount covering normal operating activities that was approved by each subsidiary's management committee and is based on historical operating expenses. We recorded these as a reduction to our operation and maintenance expense. To the extent our costs are more than the monthly reimbursement, our operating expenses will be higher, and to the extent our costs are lower than the monthly reimbursement, our operating expense will be lower. In addition, due to the timing of actual costs, we recognized fluctuations in our results of operations throughout the years.

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

12. SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS

  Cash paid for interest, net of amounts capitalized were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Interest................................................  $41,020   $46,768   $31,696

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

  Noncash investing and financing activities excluded from the statement of cash flows were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2001       2000      1999
                                                         -------   --------   -------
                                                                (IN THOUSANDS)
Acquisition of additional 50 percent interest in
  Deepwater Holdings
     Working capital acquired..........................  $ 7,494   $     --   $    --
Acquisition of Crystal natural gas storage businesses
     Issuance of Series B preference units.............       --    170,000        --
     Working capital acquired..........................       --        220        --
Acquisition of EPIA
     Working capital acquired..........................       --     (1,673)       --
Acquisition of additional ownership interest in Viosca
  Knoll
     Issuance of common units..........................       --         --    59,792
     Working capital acquired..........................       --         --    (2,400)

13. MAJOR CUSTOMERS

     The percentage of our revenue from major customers was as follows:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2001    2000    1999
                                                              ----    ----    ----
El Paso Field Services......................................   16%     --      --
Alabama Gas Corporation.....................................   14%     20%     26%
Shell Offshore..............................................   --      13%     --
Kerr-McGee Corporation......................................   --      11%     --
Shell Gas Trading Co........................................   --      --      21%

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

     The accounting policies of the individual segments are the same as those described in Note 1. Since earnings from unconsolidated affiliates can be a significant component of earnings in several of our segments, we have chosen to evaluate segment operating performance based on EBIT instead of operating income. We record intersegment revenues at rates that approximate market. Each of our segments are business units that offer different services and products. They are managed separately, as each requires different technology and marketing strategies. We also measure segment performance using performance cash flows, or an asset's ability to generate cash flow. Performance cash flows should not be considered an alternate to EBIT, or other financial measures as an indicator of operating performance. The following are results as of and for the periods ended December 31:

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                                                LIQUID
                            NATURAL GAS     TRANSPORTATION              NATURAL      OIL AND     INTERSEGMENT
                            GATHERING &       & HANDLING     PLATFORM     GAS      NATURAL GAS   ELIMINATIONS
                           TRANSPORTATION      SERVICES      SERVICES   STORAGE    PRODUCTION     & OTHER(1)      TOTAL
                           --------------   --------------   --------   --------   -----------   ------------   ----------
                                                                   (IN THOUSANDS)
FOR THE YEAR ENDED
  DECEMBER 31, 2001
Revenue from external
  customers..............     $ 93,550         $ 39,460      $ 23,538   $ 19,373     $26,310       $     --     $  202,231
Intersegment revenue.....          381               --        12,620         --          --        (13,001)            --
Depreciation, depletion
  and amortization.......       10,207            7,284         7,142      5,605       7,567            844         38,649
Asset impairment
  charge.................        3,921               --            --         --          --             --          3,921
Operating income.........       21,870           25,466        25,582      9,548       2,376        (12,271)        72,571
Earnings (loss) from
  unconsolidated
  affiliates.............       (9,761)          18,210            --         --          --             --          8,449
EBIT.....................       26,985           43,676        24,950      9,568       2,376         (9,176)        98,379
Performance cash
  flows(2)...............       49,549           54,962        32,726     15,173       9,943           (913)       161,440
Assets...................      365,976          393,408       267,864    226,991      45,345         57,686      1,357,270

FOR THE YEAR ENDED
  DECEMBER 31, 2000
Revenue from external
  customers..............     $ 63,499         $  8,307      $ 13,875   $  6,182     $20,552       $     --     $  112,415
Intersegment revenue.....          629               --        12,958         --          --        (13,587)            --
Depreciation, depletion
  and amortization.......        8,062            1,391         4,445      1,868      11,280            697         27,743
Operating income
  (loss).................       26,183            6,876        22,491      2,190      (6,956)        (8,733)        42,051
Earnings from
  unconsolidated
  affiliates.............       10,213           12,718            --         --          --             --         22,931
EBIT.....................       37,004           21,322        22,491      2,193      (6,956)        (8,695)        67,359
Performance cash
  flows(2)...............       54,823           28,528        24,686      4,061       2,705         (7,698)       107,105
Assets...................      345,309           65,734       200,166    176,420      53,417         28,425        869,471

FOR THE YEAR ENDED
  DECEMBER 31, 1999
Revenue from external
  customers..............     $ 20,282         $  2,029      $ 11,383   $     --     $29,965       $     --     $   63,659
Intersegment revenue.....          693               --        12,500         --          --        (13,193)            --
Depreciation, depletion
  and amortization.......        6,335              643         4,082         --      18,894            676         30,630
Operating income
  (loss).................        9,694            1,155        15,962         --      (6,545)        (9,639)        10,627
Earnings from
  unconsolidated
  affiliates.............       13,927           18,887            --         --          --             --         32,814
EBIT.....................       33,730           20,042        15,962         --      (6,545)        (9,287)        53,902
Performance cash
  flows(2)...............       44,018           19,989        22,294         --      13,967         (8,963)        91,305
Assets...................      319,345           57,893       123,382         --      67,885         15,080        583,585

---------------

(1) Represents intersegment eliminations and other income or assets not associated with our segment activities.

(2) Performance cash flows are determined by taking EBIT and adding or subtracting, as appropriate, cash distributions from unconsolidated affiliates; depreciation, depletion and amortization; earnings from unconsolidated affiliates; and other items. The calculation of performance cash flows for the 2001 period excludes the income recognized from El Paso Corporation's additional consideration related to the sales of our Gulf of Mexico assets, losses incurred on the sales of these assets and the impairment of our Manta Ray pipeline and includes the cash payments we have received from El Paso Corporation in accordance with the sales of our Gulf of Mexico assets. The calculation of performance cash flows for the 2000 period excludes the reversal of a litigation reserve and hedging items and includes the cash received related to insurance proceeds for Poseidon's pipeline rupture. The calculation of performance cash flows for the 1999 period excludes the establishment of a litigation reserve and hedging items.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

15. GUARANTOR FINANCIAL INFORMATION

     In May 2001, we purchased our general partner's 1.01 percent non-managing ownership interest in twelve of our subsidiaries for $8 million. As a result of this acquisition, all of our subsidiaries, but not our joint ventures, are wholly owned by us. Our revolving credit facility is guaranteed by each of our subsidiaries (excluding our Argo, L.L.C. and Argo I, L.L.C. subsidiaries) and is collateralized by our management agreement, substantially all of our assets, and our general partner's one percent general partner interest. In addition, all of our senior subordinated notes are guaranteed by all of our subsidiaries except Argo and Argo I. We are providing the following condensed consolidating financial information of us (as the issuer) and our subsidiaries as if our current organizational structure were in place for all periods presented. The consolidating eliminations column on our balance sheets eliminate our investment in consolidated subsidiaries, intercompany payables and receivables and other transactions between subsidiaries.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 2001

                                                            NON-GUARANTOR     GUARANTOR     CONSOLIDATED
                                                 ISSUER    SUBSIDIARIES(1)   SUBSIDIARIES      TOTAL
                                                --------   ---------------   ------------   ------------
                                                                     (IN THOUSANDS)
Operating revenues
  Gathering and transportation services.......  $     --       $    --         $ 93,550       $ 93,550
  Liquid transportation and handling..........        --            --           39,460         39,460
  Platform services...........................        --         8,153           15,385         23,538
  Natural gas storage services................        --            --           19,373         19,373
  Oil and natural gas sales...................        --            --           26,310         26,310
                                                --------       -------         --------       --------
                                                      --         8,153          194,078        202,231
                                                --------       -------         --------       --------
Operating expenses
  Cost of natural gas.........................        --            --           51,542         51,542
  Operations and maintenance, net.............      (200)        2,269           33,479         35,548
  Depreciation, depletion and amortization....       323         2,988           35,338         38,649
  Asset impairment charge.....................        --            --            3,921          3,921
                                                --------       -------         --------       --------
                                                     123         5,257          124,280        129,660
                                                --------       -------         --------       --------
Operating income (loss).......................      (123)        2,896           69,798         72,571
                                                --------       -------         --------       --------
Other income (loss)
  Earnings from unconsolidated affiliates.....        --            --            8,449          8,449
  Net loss on sales of assets.................   (10,941)           --             (426)       (11,367)
  Other income................................    28,492            --              234         28,726
                                                --------       -------         --------       --------
                                                  17,551            --            8,257         25,808
                                                --------       -------         --------       --------
Income before interest, income taxes and other
  charges.....................................    17,428         2,896           78,055         98,379
Interest and debt income (expense)............    15,328        (1,588)         (56,870)       (43,130)
Minority interest.............................        --            --             (100)          (100)
                                                --------       -------         --------       --------
          Net income..........................  $ 32,756       $ 1,308         $ 21,085       $ 55,149
                                                ========       =======         ========       ========

---------------

(1) Non-guarantor subsidiaries consist of Argo and Argo I, which were formed in August 2000.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 2000

                                                            NON-GUARANTOR     GUARANTOR     CONSOLIDATED
                                                  ISSUER   SUBSIDIARIES(1)   SUBSIDIARIES      TOTAL
                                                  ------   ---------------   ------------   ------------
                                                                      (IN THOUSANDS)
Operating revenues
  Gathering and transportation services.........  $  --         $  --          $ 63,499       $ 63,499
  Liquid transportation and handling............     --            --             8,307          8,307
  Platform services.............................     --            --            13,875         13,875
  Natural gas storage services..................     --            --             6,182          6,182
  Oil and natural gas sales.....................     --            --            20,552         20,552
                                                  -----         -----          --------       --------
                                                     --            --           112,415        112,415
                                                  -----         -----          --------       --------
Operating expenses
  Cost of natural gas...........................     --            --            28,160         28,160
  Operations and maintenance, net...............   (323)           --            14,784         14,461
  Depreciation, depletion and amortization......    151            --            27,592         27,743
                                                  -----         -----          --------       --------
                                                   (172)           --            70,536         70,364
                                                  -----         -----          --------       --------
Operating income................................    172            --            41,879         42,051
                                                  -----         -----          --------       --------
Other income
  Earnings from unconsolidated affiliates.......     --            --            22,931         22,931
  Other income..................................    311            --             2,066          2,377
                                                  -----         -----          --------       --------
                                                    311            --            24,997         25,308
                                                  -----         -----          --------       --------
Income before interest, income taxes and other
  charges.......................................    483            --            66,876         67,359
Interest and debt expense.......................    (70)         (252)          (46,750)       (47,072)
Minority interest...............................     --            --               (95)           (95)
Income tax benefit..............................     --            --               305            305
                                                  -----         -----          --------       --------
          Net income (loss).....................  $ 413         $(252)         $ 20,336       $ 20,497
                                                  =====         =====          ========       ========

---------------

(1) Non-guarantor subsidiaries consist of Argo and Argo I, which were formed in August 2000.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1999

                                                                        GUARANTOR     CONSOLIDATED
                                                              ISSUER   SUBSIDIARIES      TOTAL
                                                              ------   ------------   ------------
                                                                         (IN THOUSANDS)
Operating revenues
  Gathering and transportation services.....................   $ --      $ 20,282       $ 20,282
  Liquid transportation and handling........................     --         2,029          2,029
  Platform services.........................................     --        11,383         11,383
  Oil and natural gas sales.................................     --        29,965         29,965
                                                               ----      --------       --------
                                                                 --        63,659         63,659
                                                               ----      --------       --------
Operating expenses
  Operations and maintenance, net...........................     --        22,402         22,402
  Depreciation, depletion and amortization..................     28        30,602         30,630
                                                               ----      --------       --------
                                                                 28        53,004         53,032
                                                               ----      --------       --------
Operating income (loss).....................................    (28)       10,655         10,627
                                                               ----      --------       --------
Other income
  Earnings from unconsolidated affiliates...................     --        32,814         32,814
  Net gain on sales of assets...............................     --        10,103         10,103
  Other income..............................................    218           140            358
                                                               ----      --------       --------
                                                                218        43,057         43,275
                                                               ----      --------       --------
Income before interest, income taxes and other charges......    190        53,712         53,902
Interest and debt expense...................................     --       (35,323)       (35,323)
Minority interest...........................................     --          (197)          (197)
Income tax benefit..........................................     --           435            435
                                                               ----      --------       --------
          Net income........................................   $190      $ 18,627       $ 18,817
                                                               ====      ========       ========

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001

                                                  NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                      ISSUER     SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                    ----------   ---------------   ------------   -------------   ------------
                                                                  (IN THOUSANDS)
Current assets
  Cash and cash equivalents.......  $    7,406      $  2,571        $    3,107     $        --     $   13,084
  Accounts receivable, net
     Trade........................          --           191            32,971              --         33,162
     Affiliate....................     970,933         2,130             2,150        (952,350)        22,863
  Other current assets............       2,375           264            (2,082)             --            557
                                    ----------      --------        ----------     -----------     ----------
          Total current assets....     980,714         5,156            36,146        (952,350)        69,666
Property, plant and equipment,
  net.............................       2,371       152,734           948,322              --      1,103,427
Investment in processing
  agreement.......................          --            --           119,981              --        119,981
Investments in unconsolidated
  affiliates......................          --            --            34,442              --         34,442
Investments in consolidated
  affiliates......................      51,960            --            45,849         (97,809)            --
Other noncurrent assets...........     196,777         1,089             1,887        (169,999)        29,754
                                    ----------      --------        ----------     -----------     ----------
          Total assets............  $1,231,822      $158,979        $1,186,627     $(1,220,158)    $1,357,270
                                    ==========      ========        ==========     ===========     ==========
Current liabilities
  Accounts payable
     Trade........................  $      587      $  3,859        $   10,541     $        --     $   14,987
     Affiliate....................          --        13,568           948,700        (952,350)         9,918
  Accrued interest................       5,698           703                --              --          6,401
  Current maturities of limited
     recourse term loan...........          --        19,000                --              --         19,000
  Other current liabilities.......        (189)           --             4,348              --          4,159
                                    ----------      --------        ----------     -----------     ----------
          Total current
            liabilities...........       6,096        37,130           963,589        (952,350)        54,465
Revolving credit facility.........     300,000            --                --              --        300,000
Long-term debt....................     425,000            --                --              --        425,000
Limited recourse term loan, less
  current maturities..............          --        76,000                --              --         76,000
Other noncurrent liabilities......          --            --           171,078        (169,999)         1,079
Partners' capital.................     500,726        45,849            51,960         (97,809)       500,726
                                    ----------      --------        ----------     -----------     ----------
          Total liabilities and
            partners' capital.....  $1,231,822      $158,979        $1,186,627     $(1,220,158)    $1,357,270
                                    ==========      ========        ==========     ===========     ==========

---------------

(1) Non-guarantor subsidiaries consist of Argo and Argo I, which were formed in August 2000.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000

                                                NON-GUARANTOR     GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                     ISSUER    SUBSIDIARIES(1)   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                    --------   ---------------   ------------   -------------   ------------
                                                         (IN THOUSANDS)
Current assets
  Cash and cash equivalents.......  $ 18,865       $ 1,416         $     --       $      --       $ 20,281
  Accounts receivable, net
     Trade........................        --            --           39,270          (5,469)        33,801
     Affiliate....................   620,780          (875)           1,602        (619,905)         1,602
  Other current assets............       390            --              243              --            633
                                    --------       -------         --------       ---------       --------
          Total current assets....   640,035           541           41,115        (625,374)        56,317
Property, plant and equipment,
  net.............................     1,798        88,356          529,084              --        619,238
Investments in unconsolidated
  affiliates......................        --            --          182,734              --        182,734
Investments in consolidated
  affiliates......................   156,175            --           44,542        (200,717)            --
Other noncurrent assets...........     9,498         1,445              239              --         11,182
                                    --------       -------         --------       ---------       --------
          Total assets............  $807,506       $90,342         $797,714       $(826,091)      $869,471
                                    ========       =======         ========       =========       ========
Current liabilities
  Accounts payable
     Trade........................  $  1,585       $   508         $ 18,102       $  (5,469)      $ 14,726
     Affiliate....................        --            --          622,273        (619,905)         2,368
  Accrued interest................     2,815           292               --              --          3,107
  Other current liabilities.......      (965)           --            3,136              --          2,171
                                    --------       -------         --------       ---------       --------
          Total current
            liabilities...........     3,435           800          643,511        (625,374)        22,372
Revolving credit facility.........   318,000            --               --              --        318,000
Long-term debt....................   175,000            --               --              --        175,000
Limited recourse term loan........        --        45,000               --              --         45,000
Other noncurrent liabilities......        --            --              394              --            394
Minority interest.................        --            --           (2,366)             --         (2,366)
Partners' capital.................   311,071        44,542          156,175        (200,717)       311,071
                                    --------       -------         --------       ---------       --------
          Total liabilities and
            partners' capital.....  $807,506       $90,342         $797,714       $(826,091)      $869,471
                                    ========       =======         ========       =========       ========

---------------

(1) Non-guarantor subsidiaries consist of Argo and Argo I, which were formed in August 2000.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                          YEAR ENDED DECEMBER 31, 2001

                                                               NON-GUARANTOR     GUARANTOR     CONSOLIDATED
                                                   ISSUER     SUBSIDIARIES(1)   SUBSIDIARIES      TOTAL
                                                  ---------   ---------------   ------------   ------------
                                                                       (IN THOUSANDS)
Cash flows from operating activities
  Net income....................................  $  32,756      $  1,308        $  21,085      $  55,149
  Adjustments to reconcile net income to net
     cash provided by operating activities
     Depreciation, depletion and amortization...        323         2,988           35,338         38,649
     Net loss on sales of assets................     10,941            --              426         11,367
     Asset impairment charge....................         --            --            3,921          3,921
     Distributed earnings of unconsolidated
       affiliates
       Earnings from unconsolidated
          affiliates............................         --            --           (8,449)        (8,449)
       Distributions from unconsolidated
          affiliates............................         --            --           35,062         35,062
     Other noncash items........................      3,155           318              835          4,308
  Working capital changes, net of effects of
     acquisitions and non-cash transactions.....     (9,740)          385          (43,268)       (52,623)
                                                  ---------      --------        ---------      ---------
          Net cash provided by operating
            activities..........................     37,435         4,999           44,950         87,384
                                                  ---------      --------        ---------      ---------
Cash flows from investing activities
  Acquisitions and development of oil and
     natural gas properties.....................         --            --           (2,018)        (2,018)
  Additions to pipelines, platforms and
     facilities.................................       (896)      (67,367)        (508,644)      (576,907)
  Investments in unconsolidated affiliates......         --            --           (1,487)        (1,487)
  Cash paid for acquisitions, net of cash
     acquired...................................         --            --          (28,414)       (28,414)
  Proceeds from sale of assets..................     89,162            --           19,964        109,126
                                                  ---------      --------        ---------      ---------
          Net cash provided by (used in)
            investing activities................     88,266       (67,367)        (520,599)      (499,700)
                                                  ---------      --------        ---------      ---------
Cash flows from financing activities
  Net proceeds from revolving credit facility...    559,994            --               --        559,994
  Repayments of revolving credit facility.......   (581,000)           --               --       (581,000)
  Net proceeds from issuance of long-term
     debt.......................................    243,032            --               --        243,032
  Net proceeds from limited recourse term
     loan.......................................         --        49,960               --         49,960
  Advances with affiliates......................   (492,805)       13,563          479,242             --
  Net proceeds from issuance of common units....    286,699            --               --        286,699
  Redemption of Series B preference units.......    (50,000)           --               --        (50,000)
  Contributions from general partner............      2,843            --               --          2,843
  Distributions to partners.....................   (105,923)           --             (486)      (106,409)
                                                  ---------      --------        ---------      ---------
          Net cash provided by (used in)
            financing activities................   (137,160)       63,523          478,756        405,119
                                                  ---------      --------        ---------      ---------
Net (decrease) increase in cash and cash
  equivalents...................................  $ (11,459)     $  1,155        $   3,107         (7,197)
                                                  =========      ========        =========
Cash and cash equivalents at beginning of
  year..........................................                                                   20,281
                                                                                                ---------
Cash and cash equivalents at end of year........                                                $  13,084
                                                                                                =========

---------------

(1) Non-guarantor subsidiaries consist of Argo and Argo I, which were formed in August 2000.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                          YEAR ENDED DECEMBER 31, 2000

                                                                NON-GUARANTOR     GUARANTOR     CONSOLIDATED
                                                    ISSUER     SUBSIDIARIES(1)   SUBSIDIARIES      TOTAL
                                                   ---------   ---------------   ------------   ------------
                                                                        (IN THOUSANDS)
Cash flows from operating activities
  Net income (loss)..............................  $     413      $   (252)        $ 20,336      $  20,497
  Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation, depletion and amortization....        151            --           27,592         27,743
     Distributed earnings of unconsolidated affiliates
       Earnings from unconsolidated affiliates...         --            --          (22,931)       (22,931)
       Distributions from unconsolidated
          affiliates.............................         --            --           33,960         33,960
     Litigation reserve..........................     (2,250)           --               --         (2,250)
     Other noncash items.........................      2,964            --             (727)         2,237
  Working capital changes, net of effects of
     acquisitions and non-cash transactions......       (285)          800          (11,361)       (10,846)
                                                   ---------      --------         --------      ---------
          Net cash provided by operating
            activities...........................        993           548           46,869         48,410
                                                   ---------      --------         --------      ---------
Cash flows from investing activities
  Acquisitions and development of oil and natural
     gas properties..............................         --            --             (172)          (172)
  Additions to pipelines, platforms and
     facilities..................................     (1,811)      (88,356)             (38)       (90,205)
  Investments in unconsolidated affiliates.......         --            --           (8,979)        (8,979)
  Cash paid for acquisitions, net of cash
     acquired....................................         --            --          (26,476)       (26,476)
  Other..........................................       (402)           --               21           (381)
                                                   ---------      --------         --------      ---------
          Net cash used in investing
            activities...........................     (2,213)      (88,356)         (35,644)      (126,213)
                                                   ---------      --------         --------      ---------
Cash flows from financing activities
  Net proceeds from revolving credit facility....    152,043            --               --        152,043
  Repayments of revolving credit facility........   (125,000)           --               --       (125,000)
  Net proceeds from limited recourse term loan...         --        43,554               --         43,554
  Net proceeds from issuance of common units.....    100,634            --               --        100,634
  Advances with affiliates.......................    (34,765)       45,670          (10,905)            --
  Redemption of publicly held preference units...       (804)           --               --           (804)
  Contribution from general partner..............      2,785            --               --          2,785
  Distributions to partners......................    (78,529)           --             (801)       (79,330)
                                                   ---------      --------         --------      ---------
          Net cash provided by (used in)
            financing activities.................     16,364        89,224          (11,706)        93,882
                                                   ---------      --------         --------      ---------
Net increase in cash and cash equivalents........  $  15,144      $  1,416         $   (481)        16,079
                                                   =========      ========         ========
Cash and cash equivalents at beginning of year...                                                    4,202
                                                                                                 ---------
Cash and cash equivalents at end of year.........                                                $  20,281
                                                                                                 =========

---------------

(1) Non-guarantor subsidiaries consist of Argo and Argo I, which were formed in August 2000.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                          YEAR ENDED DECEMBER 31, 1999

                                                                         GUARANTOR     CONSOLIDATED
                                                            ISSUER      SUBSIDIARIES      TOTAL
                                                           ---------    ------------   ------------
                                                                        (IN THOUSANDS)
Cash flows from operating activities
  Net income.............................................  $     190      $ 18,627      $  18,817
  Adjustments to reconcile net income to net cash (used
     in) provided by operating activities
     Depreciation, depletion and amortization............         28        30,602         30,630
     Gain on sales of assets.............................         --       (10,103)       (10,103)
     Distributed earnings of unconsolidated affiliates
       Earnings from unconsolidated affiliates...........         --       (32,814)       (32,814)
       Distributions from unconsolidated affiliates......         --        46,180         46,180
     Litigation reserve..................................      2,250            --          2,250
     Other noncash items.................................      2,072          (238)         1,834
  Working capital changes, net of effects of acquisitions
     and non-cash transactions...........................     (6,172)          138         (6,034)
                                                           ---------      --------      ---------
          Net cash provided by (used in) operating
            activities...................................     (1,632)       52,392         50,760
                                                           ---------      --------      ---------
Cash flows from investing activities
  Acquisitions and development of oil and natural gas
     properties..........................................         --        (3,218)        (3,218)
  Additions to pipelines, platforms and facilities.......       (203)      (30,459)       (30,662)
  Investments in unconsolidated affiliates...............         --       (59,348)       (59,348)
  Cash paid for acquisitions, net of cash acquired.......         --       (20,351)       (20,351)
  Proceeds from sale of assets...........................         --        26,122         26,122
  Distributions related to the formation of Deepwater
     Holdings............................................         --        20,000         20,000
  Other..................................................       (130)          452            322
                                                           ---------      --------      ---------
          Net cash used in investing activities..........       (333)      (66,802)       (67,135)
                                                           ---------      --------      ---------
Cash flows from financing activities
  Net proceeds from revolving credit facility............    141,126            --        141,126
  Repayments of revolving credit facility................   (226,850)           --       (226,850)
  Advances with affiliates...............................    (15,560)       15,560             --
  Net proceeds from issuance of long-term debt...........    168,878            --        168,878
  Contribution from general partner......................        603            --            603
  Distributions to partners..............................    (65,619)         (669)       (66,288)
                                                           ---------      --------      ---------
          Net cash provided by financing activities......      2,578        14,891         17,469
                                                           ---------      --------      ---------
Net increase in cash and cash equivalents................  $     613      $    481          1,094
                                                           =========      ========
Cash and cash equivalents at beginning of year...........                                   3,108
                                                                                        ---------
Cash and cash equivalents at end of year.................                               $   4,202
                                                                                        =========

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

16. SUPPLEMENTAL OIL AND NATURAL GAS INFORMATION (UNAUDITED):

  Oil and Natural Gas Reserves

     The following table represents our net interest in estimated quantities of proved developed and proved undeveloped reserves of crude oil, condensate and natural gas and changes in such quantities at year end 2001, 2000 and 1999. Estimates of our reserves at December 31, 2001, 2000 and 1999, have been made by the independent engineering consulting firm, Netherland, Sewell & Associates, Inc. except for the Prince Field for 2001, which was prepared by El Paso Production Company, our affiliate and operator of the Prince Field. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Our policy is to recognize proved reserves only when economic producibility is supported by actual production. As a result, no proved reserves were booked with respect to any of our producing fields in the absence of actual production. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion. Reference Rules 4-10(a)(2)(i), (ii), (iii), (3) and (4) of Regulation S-X, for detailed definitions of proved reserves, which can be found at the SEC's website, http://www.sec.gov/divisions/corpfin/forms/regsx.htm#gas.

     Estimates of reserve quantities are based on sound geological and engineering principles, but, by their very nature, are still estimates that are subject to substantial upward or downward revision as additional information regarding producing fields and technology becomes available.

                                                             OIL/CONDENSATE   NATURAL GAS
                                                                MBBLS(1)        MMCF(1)
                                                             --------------   -----------
Proved reserves -- January 1, 1999.........................      1,578           28,884
  Revision of previous estimates...........................        251              623
  Extension, Discoveries, and other Additions..............          1              218
  Production...............................................       (357)         (12,211)
                                                                 -----          -------
Proved reserves -- December 31, 1999.......................      1,473           17,514
  Revision of previous estimates...........................         23            1,171
  Production...............................................       (295)          (7,185)
                                                                 -----          -------
Proved reserves -- December 31, 2000.......................      1,201           11,500
  Revision of previous estimates(2)........................      1,852            5,913
  Production(2)............................................       (345)          (4,172)
                                                                 -----          -------
Proved reserves -- December 31, 2001.......................      2,708           13,241
                                                                 =====          =======
Proved developed reserves
  December 31, 1999........................................      1,473           15,061
  December 31, 2000........................................      1,201            9,126
  December 31, 2001(2).....................................      2,350           10,384

---------------

(1) Includes our overriding royalty interest in proved reserves on Garden Banks Block 73 and the Prince Field.

(2) Includes our overriding royalty interest in proved reserves of 1,341 MBbls of oil and 1,659 MMcf of natural gas on our Prince Field, which began production in 2001. These reserves were not included in proved reserves prior to 2001 because, consistent with our policy, economic producibility had not been supported by actual production. Also, we had increases in estimated proved reserves relating to our producing properties, primarily at our West Delta 35 field. Actual production in the Prince Field for 2001 was 37 MBbls of oil and 32 MMcf of natural gas.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

     The following are estimates of our total proved developed and proved undeveloped reserves of oil and natural gas by producing property as of December 31, 2001.

                                                OIL (BARRELS)           NATURAL GAS (MCF)
                                           -----------------------   -----------------------
                                            PROVED       PROVED       PROVED       PROVED
                                           DEVELOPED   UNDEVELOPED   DEVELOPED   UNDEVELOPED
                                           ---------   -----------   ---------   -----------
                                                            (IN THOUSANDS)
Garden Banks Block 72....................      277          --         1,900           --
Garden Banks Block 117...................    1,065          --         1,556           --
Viosca Knoll Block 817...................       12          --         2,216        2,437
West Delta Block 35......................       13          --         3,473           --
Prince Field.............................      983         358         1,239          420
                                             -----         ---        ------        -----
          Total..........................    2,350         358        10,384        2,857
                                             =====         ===        ======        =====

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

     In our opinion, this standardized measure is not a representative measure of fair market value, and the standardized measure presented for our proved oil and natural gas reserves is not representative of the reserve

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES value. The standardized measure is intended only to assist financial statement users in making comparisons between companies. In the table following, the amounts of future production costs have been restated to include platform access fees paid to our platform segment. See note 2 to the table for further discussion of the impact of such fees on our consolidated standardized measure of discounted future net cash flows.

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                       (RESTATED) (RESTATED) (RESTATED)
                                                               (IN THOUSANDS)
Future cash inflows(1)...............................  $ 80,603   $136,658   $ 69,719
Future production costs(2)...........................   (19,252)   (28,933)   (35,730)
Future development costs.............................   (10,530)   (11,531)   (10,681)
                                                       --------   --------   --------
Future net cash flows................................    50,821     96,194     23,308
Annual discount at 10% rate..........................   (11,761)   (18,488)    (5,479)
                                                       --------   --------   --------
Standardized measure of discounted future net cash
  flows..............................................  $ 39,060   $ 77,706   $ 17,829
                                                       ========   ========   ========

---------------

(1) Our future cash inflows include estimated future receipts from our overriding royalty interest in our Prince Field and Garden Banks Block 73. Since these are overriding royalty interests, we do not participate in the production or development costs for these fields, but do include their proved reserves, production volumes and future cash inflows in our data.

(2) Our future production costs include platform access fees paid by our oil and natural gas production business to affiliated entities included in our platforms segment. Such platform access fees are eliminated in our consolidated financial statements. The future platform access fees paid to our platform segment were $4,960 for 2001, $13,080 for 2000 and $21,200 for 1999. On a consolidated basis, our standardized measure of discounted future net cash flows was $43,789 for 2001, $89,749 for 2000, and $36,518 for 1999.

     Estimated future net cash flows for proved developed and proved undeveloped reserves as of December 31, 2001, are as follows:

                                                        PROVED       PROVED
                                                      DEVELOPED    UNDEVELOPED     TOTAL
                                                      ----------   -----------   ----------
                                                      (RESTATED)                 (RESTATED)
                                                                 (IN THOUSANDS)
Undiscounted estimated future net cash flows from
  proved reserves before income taxes...............   $40,518       $10,303      $50,821
                                                       =======       =======      =======
Present value of estimated future net cash flows
  from proved reserves before income taxes,
  discounted at 10%.................................   $31,003       $ 8,057      $39,060
                                                       =======       =======      =======

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

     The following are the principal sources of change in the standardized measure:

                                                          2001        2000        1999
                                                       ----------   --------   ----------
                                                       (RESTATED)  (RESTATED)  (RESTATED)
                                                                 (IN THOUSANDS)
Beginning of year....................................   $ 77,706    $ 17,829    $ 26,672
  Sales and transfers of oil and natural gas
     produced, net of production costs...............    (34,834)    (33,203)    (22,154)
  Net changes in prices and production costs.........    (55,657)    119,457      29,901
  Extensions, discoveries and improved recovery, less
     related costs...................................         --          --         544
  Oil and natural gas development costs incurred
     during the year.................................      2,018         172         615
  Changes in estimated future development costs......        535        (511)     (1,098)
  Revisions of previous quantity estimates...........     38,090       7,846       5,124
  Accretion of discount..............................      7,771       1,783       2,666
  Changes in production rates, timing and other......      3,431     (35,667)    (24,441)
                                                        --------    --------    --------
End of year..........................................   $ 39,060    $ 77,706    $ 17,829
                                                        ========    ========    ========

Development, Exploration, and Acquisition Expenditures

     The following table details certain information regarding costs incurred in our development, exploration, and acquisition activities during the years ended December 31:

                                                               2001    2000    1999
                                                              ------   ----   ------
                                                                  (IN THOUSANDS)
Development costs...........................................  $2,018   $172   $3,018
Capitalized interest........................................      --     --      200
                                                              ------   ----   ------
          Total capital expenditures........................  $2,018   $172   $3,218
                                                              ======   ====   ======

     In each of the years presented, we elected not to incur any costs to develop our proved undeveloped reserves. However, we expect to incur approximately $2.6 million within the next three years to develop these reserves.

Capitalized Costs

     Capitalized costs relating to our natural gas and oil producing activities and related accumulated depreciation, depletion and amortization were as follows as of December 31:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Oil and natural gas properties
  Proved properties.........................................  $ 54,609   $ 53,572
  Wells, equipment, and related facilities..................   104,766    102,748
                                                              --------   --------
                                                               159,375    156,320
Less accumulated depreciation, depletion and amortization...   108,307    101,161
                                                              --------   --------
                                                              $ 51,068   $ 55,159
                                                              ========   ========

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

Results of operations

     Results of operations from producing activities by fiscal year were as follows at December 31:

                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Natural gas sales...........................................  $18,248   $12,819   $24,829
Oil, condensate, and liquid sales...........................    8,062     7,733     5,136
                                                              -------   -------   -------
     Total operating revenues...............................   26,310    20,552    29,965
Production costs(1).........................................   16,367    16,228    17,616
Depreciation, depletion and amortization....................    7,567    11,280    18,894
                                                              -------   -------   -------
Results of operations from producing activities.............  $ 2,376   $(6,956)  $(6,545)
                                                              =======   =======   =======

---------------

(1) These production costs include platform access fees paid to affiliated entities included in our platforms segment. Such platform access fees, which were approximately $10 million in each of the years presented, are eliminated in our consolidated financial statements.

                 EL PASO ENERGY PARTNERS, L.P. AND SUBSIDIARIES

17. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION:

     In previous years, we have reported earnings from unconsolidated affiliates as part of operating revenues. We have changed this presentation as of December 31, 2000, to include earnings from unconsolidated affiliates as other income. This change has been reflected for all periods presented.

                                                        QUARTER ENDED (UNAUDITED)
                                             -----------------------------------------------
                                             MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31     YEAR
                                             --------   -------   ------------   -----------   --------
                                                        (IN THOUSANDS, EXCEPT PER UNIT DATA)
2001
Operating revenues.........................  $54,502    $44,987     $43,126        $59,616     $202,231
Operating income...........................   13,609     16,312      18,107         24,543       72,571
Net income.................................   12,973     11,844      12,037         18,295       55,149
Net income allocated to general partner....    4,695      5,904       5,814          8,248       24,661
Net income allocated to Series B preference
  unitholders..............................    4,322      4,464       4,538          3,904       17,228
Net income allocated to limited partners...    3,956      1,476       1,685          6,143       13,260
Basic and diluted net income per unit......     0.12       0.04        0.05           0.17         0.38
Distributions declared per common unit.....   0.5500     0.5750      0.5750         0.6125       2.3125
Weighted average number of units
  outstanding..............................   32,471     34,070      34,245         36,209       34,376
2000
Operating revenues.........................  $18,950    $26,812     $29,642        $37,011     $112,415
Operating income...........................    9,394     13,419      10,032          9,206       42,051
Net income.................................    1,939      8,367       4,862          5,329       20,497
Net income allocated to general partner....    3,232      3,622       4,114          4,610       15,578
Net income allocated to Series B preference
  unitholders..............................       --         --       1,417          4,251        5,668
Net (loss) income allocated to limited
  partners.................................   (1,293)     4,745        (669)        (3,532)        (749)
Basic and diluted net (loss) income per
  unit.....................................    (0.05)      0.18       (0.02)         (0.11)       (0.03)
Distributions declared per common unit.....   0.5250     0.5375      0.5375         0.5500       2.1500
Distributions declared per preference
  unit.....................................   0.2750     0.2750      0.2750             --       0.8250
Weighted average number of units
  outstanding..............................   27,029     27,029      31,229         31,550       29,077

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Unitholders of El Paso Energy Partners, L.P.
  and the Board of Directors and Stockholder of El Paso Energy Partners Company, as General Partner:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1. on page 111 present fairly, in all material respects, the financial position of El Paso Energy Partners, L.P. and its subsidiaries (the "Partnership") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Houston, Texas
February 28, 2002

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS ANNUAL REPORT OR INCORPORATED BY REFERENCE:

        1.    Financial Statements

     Our consolidated financial statements are included in Part II, Item 8 of this report:

                                                              PAGE
                                                              ----
Consolidated Statements of Income...........................   15
Consolidated Balance Sheets.................................   16
Consolidated Statements of Cash Flows.......................   17
Consolidated Statements of Partners' Capital................   18
Consolidated Statements of Comprehensive Income and Changes
  in Accumulated Other Comprehensive Income.................   19
Notes to Consolidated Financial Statements..................   20
Report of Independent Accountants...........................   64

     The following financial statements of our equity investment is included on the following pages of this report:

                                                              PAGE
                                                              ----
POSEIDON OIL PIPELINE COMPANY, L.L.C.
  Reports of Independent Accountants........................   67
  Statements of Income......................................   69
  Balance Sheets............................................   70
  Statements of Cash Flows..................................   71
  Statements of Members' Capital............................   72
  Notes to Financial Statements.............................   73


2. Financial statement schedules and supplementary information required to be submitted.

     None. All financial statement schedules are omitted because the information is not required, is not material or is otherwise included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report.



3.    Exhibit list..........................................   78

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                               DECEMBER 31, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of Poseidon Oil Pipeline Company, L.L.C.:

     In our opinion, the accompanying balance sheet and the related statements of income, members' capital and cash flows present fairly, in all material respects, the financial position of Poseidon Oil Pipeline Company, L.L.C. (the "Company") at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2000 and for the two years in the period ended December 31, 2000 were audited by other independent accountants whose report dated March 16, 2001 expressed an unqualified opinion on those statements.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 28, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of
Poseidon Oil Pipeline Company, L.L.C.:

We have audited the accompanying balance sheet of Poseidon Oil Pipeline Company, L.L.C. (a Delaware limited liability company), as of December 31, 2000, and the related statements of income, members' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                        /s/ ARTHUR ANDERSEN LLP

Houston, Texas
March 16, 2001

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
Operating revenues
  Transportation and crude oil sales.....................  $1,196,840   $1,466,086   $1,108,124
Operating expenses
  Crude oil purchases....................................   1,125,324    1,400,928    1,034,330
  Transportation costs...................................       1,115        1,793        3,452
  Operation and maintenance..............................       1,586        4,487        4,188
  Repair expenses........................................          --       18,118           --
  Depreciation and amortization..........................      10,552       10,754        6,172
                                                           ----------   ----------   ----------
                                                            1,138,577    1,436,080    1,048,142
                                                           ----------   ----------   ----------
Operating income.........................................      58,263       30,006       59,982
Other income (expense)...................................
  Interest income........................................         394          639          404
  Interest and debt expense..............................      (7,668)     (11,683)      (9,133)
                                                           ----------   ----------   ----------
Net income...............................................  $   50,989   $   18,962   $   51,253
                                                           ==========   ==========   ==========

                            See accompanying notes.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                2001       2000
                                                              --------   --------
                                     ASSETS

Current assets
  Cash and cash equivalents.................................  $  1,095   $  2,532
  Accounts receivable, trade................................    51,497     66,917
  Accounts receivable, affiliate............................    36,563     53,291
  Other current assets......................................     2,212      2,585
                                                              --------   --------
          Total current assets..............................    91,367    125,325
Property, plant and equipment, net..........................   222,363    232,791
Debt reserve fund...........................................     3,499      6,239
Other noncurrent assets.....................................       708         --
                                                              --------   --------
          Total assets......................................  $317,937   $364,355
                                                              ========   ========

                        LIABILITIES AND MEMBERS' CAPITAL
Current liabilities
  Accounts payable, trade...................................  $ 43,574   $ 62,494
  Accounts payable, affiliate...............................    36,791     52,282
  Current maturities of revolving credit facility...........        --    150,000
                                                              --------   --------
          Total current liabilities.........................    80,365    264,776
Revolving credit facility...................................   150,000         --
Reserve for revenue refund..................................        --      1,297
Commitments and contingencies...............................
Members' capital............................................    87,572     98,282
                                                              --------   --------
          Total liabilities and members' capital............  $317,937   $364,355
                                                              ========   ========

                            See accompanying notes.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2001        2000         1999
                                                              ---------   ---------   ----------
Cash flows from operating activities
  Net income................................................  $ 50,989    $ 18,962    $  51,253
  Adjustments to reconcile net income to cash provided by
     operating activities
     Depreciation and amortization..........................    10,552      10,754        6,172
  Changes in operating assets and liabilities
     Decrease (increase) in accounts receivable.............    32,148      48,828     (128,640)
     Decrease (increase) in other current assets............       373      (2,993)         395
     (Decrease) increase in accounts payable................   (34,411)    (44,491)     119,731
     (Decrease) increase in reserve for revenue refund......    (1,297)        975          322
     Decrease in other current liabilities..................        --         (93)        (505)
                                                              --------    --------    ---------
          Net cash provided by operating activities.........    58,354      31,942       48,728
                                                              --------    --------    ---------
Cash flows from investing activities
  Capital expenditures......................................      (124)     (3,323)     (16,606)
  Construction advances to operator, net....................        --           4        1,230
                                                              --------    --------    ---------
          Net cash used in investing activities.............      (124)     (3,319)     (15,376)
                                                              --------    --------    ---------
Cash flows from financing activities
  Proceeds from issuance of debt............................        --          --       20,000
  Repayments of long-term debt..............................        --          --       (1,000)
  Debt issue costs..........................................      (708)         --           --
  Cash contributions........................................        --      10,900           --
  Distributions to partners.................................   (61,699)    (37,588)     (50,531)
  Decrease (increase) in debt reserve fund..................     2,740      (1,456)        (454)
                                                              --------    --------    ---------
          Net cash used in financing activities.............   (59,667)    (28,144)     (31,985)
                                                              --------    --------    ---------

Increase (decrease) in cash and cash equivalents............    (1,437)        479        1,367
Cash and cash equivalents:
  Beginning of period.......................................     2,532       2,053          686
                                                              --------    --------    ---------
  End of period.............................................  $  1,095    $  2,532    $   2,053
                                                              ========    ========    =========
Supplemental disclosure of cash flow information
  Cash paid for interest, net of amounts capitalized........  $  6,423    $ 11,683    $   8,730
                                                              ========    ========    =========

                            See accompanying notes.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                         STATEMENTS OF MEMBERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                              EQUILON         POSEIDON PIPELINE   MARATHON OIL
                                        ENTERPRISES, L.L.C.    COMPANY, L.L.C.      COMPANY
                                               (36%)                (36%)            (28%)        TOTAL
                                        -------------------   -----------------   ------------   --------
Balance at December 31, 1998..........       $ 37,903             $ 37,903          $ 29,480     $105,286
  Cash distributions..................        (18,191)             (18,191)          (14,149)     (50,531)
  Net income..........................         18,451               18,451            14,351       51,253
                                             --------             --------          --------     --------
Balance at December 31, 1999..........         38,163               38,163            29,682      106,008
  Cash contributions..................          3,924                3,924             3,052       10,900
  Cash distributions..................        (13,532)             (13,532)          (10,524)     (37,588)
  Net income..........................          6,826                6,826             5,310       18,962
                                             --------             --------          --------     --------
Balance at December 31, 2000..........         35,381               35,381            27,520       98,282
  Cash distributions..................        (22,212)             (22,212)          (17,275)     (61,699)
  Net income..........................         18,356               18,356            14,277       50,989
                                             --------             --------          --------     --------
Balance at December 31, 2001..........       $ 31,525             $ 31,525          $ 24,522     $ 87,572
                                             ========             ========          ========     ========

                            See accompanying notes.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

  Basis of Presentation

     Our financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States. Our financial statements for previous periods include reclassifications that were made to conform to the current year presentation. Those reclassifications have no impact on reported net income or members' capital.

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

  Management's Use of Estimates

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

  Limitations of Member's Liability

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

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

NOTE 2 -- PROPERTY, PLANT AND EQUIPMENT

     Our property, plant and equipment consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Pipeline and equipment, at cost.............................  $266,614   $266,614
Construction work in progress...............................       706        582
                                                              --------   --------
                                                               267,320    267,196
Less accumulated depreciation...............................   (44,957)   (34,405)
                                                              --------   --------
Total property, plant and equipment, net....................  $222,363   $232,791
                                                              ========   ========

     During 2001 and 2000, we did not capitalize interest costs into property, plant and equipment.

NOTE 3 -- LONG-TERM DEBT

     In April 2001, we amended and restated our revolving credit facility to provide up to $185 million for construction and expansion of our system and for other working capital changes. Our ability to borrow money under this facility is subject to certain customary terms and conditions, including borrowing base limitations. This facility is collateralized by a substantial portion of our assets and matures in April 2004. As of December 31, 2001, we had $150 million outstanding under this facility with the full unused amount available. The average variable floating interest rate was 3.9% and 7.9% at December 31, 2001 and 2000. We pay a variable commitment fee on the unused portion of the credit facility. The fair value of our revolving credit facility with variable interest rates approximates its carrying value because of the market based nature of our debt's interest rates.

     In January 2002, we entered into a two-year interest rate swap to fix the interest rate on $75 million of our variable rate revolving credit facility at
3.49 percent through January 2004. This swap will be accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, beginning in the first quarter 2002.

NOTE 4 -- MAJOR CUSTOMERS

     The percentage of our transportation services and crude oil sales revenues from major customers were as follows:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                      --------------------------------------
                                                         2001          2000          1999
                                                      ----------    ----------    ----------
                                                      % OF TOTAL    % OF TOTAL    % OF TOTAL
                                                       REVENUES      REVENUES      REVENUES
                                                      ----------    ----------    ----------
Marathon Oil Company................................     20%           17%           31%
Amerada Hess Company................................     16%           19%           12%
Equiva Trading Company..............................     15%           16%           12%
Texon L.P. .........................................     10%           12%            --
Anadarko............................................     10%            --            --
British-Borneo USA, Inc. ...........................      --           11%            --

NOTE 5 -- RELATED PARTY TRANSACTIONS

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

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

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

                         EL PASO ENERGY PARTNERS, L.P.

                                  EXHIBIT LIST
                               DECEMBER 31, 2001

     Each exhibit identified below is filed as a part of this amendment to Annual Report on Form 10-K/A. Exhibits included in this filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          3.A            -- Amended and Restated Certificate of Limited Partnership
                            dated February 14, 2002. (Exhibit 3.A to our Annual
                            Report on Form 10-K dated March 7, 2002).
          3.B            -- Second Amended and Restated Agreement of Limited
                            Partnership effective as of August 31, 2000 (Exhibit 3.B
                            to our Report on Form 8-K dated March 6, 2001).
          4.A            -- A/B Exchange Registration Rights Agreement dated as of
                            May 27, 1999 among El Paso Energy Partners, L.P., El Paso
                            Energy Partners Finance Corporation, the Subsidiary
                            Guarantors, Donaldson, Lufkin & Jenrette Securities
                            Corporation, and Chase Securities Inc. (Exhibit 4.7 to
                            our Registration Statement on Form S-4, filed on June 21,
                            1999, File Nos. 333-81143 through 333-81143-17).
          4.B            -- A/B Exchange Registration Rights Agreement dated as of
                            May 17, 2001 between El Paso Energy Partners, L.P., El
                            Paso Energy Partners Finance Corporation, the Subsidiary
                            Guarantors listed on Schedule A thereto, Credit Suisse
                            First Boston Corporation, Goldman, Sachs & Co., and J.P.
                            Morgan Securities Inc. (Exhibit 4.3 to our Registration
                            Statement on Form S-4, filed on June 25, 2001,
                            Registration Nos. 333-63800 through 333-63800-20).
          4.C            -- Registration Rights Agreement dated as of August 28, 2000 by and between Crystal Gas Storage, Inc. and El Paso
                            Energy Partners, L.P. (Exhibit 4.3 to our 2000 Form
                            10-K).
          4.D            -- Indenture dated as of May 27, 1999 among El Paso Energy
                            Partners, L.P., El Paso Energy Partners Finance
                            Corporation, the Subsidiary Guarantors and Chase Bank of
                            Texas, as Trustee (Exhibit 4.1 to our Registration
                            Statement on Form S-4, filed on June 24, 1999, File Nos.
                            333-81143 through 333-81143-17); First Supplemental
                            Indenture dated as of June 30, 1999 (Exhibit 4.2 to our
                            Amendment No. 1 to Registration Statement on Form S-4,
                            filed August 27, 1999 File Nos. 333-81143 through
                            333-81143-17); Second Supplemental Indenture dated as of
                            July 27, 1999 (Exhibit 4.3 to our Amendment No. 1 to
                            Registration Statement on Form S-4, filed August 27,
                            1999, File Nos. 333-81143 through 333-81143-17); Third
                            Supplemental Indenture dated as of March 21, 2000, to the
                            Indenture dated as of May 27, 1999, (Exhibit 4.7.1 to our
                            2000 Second Quarter Form 10-Q); Fourth Supplemental
                            Indenture dated as of July 11, 2000. (Exhibit 4.2.1 to
                            our 2001 Third Quarter Form 10-Q); Fifth Supplemental
                            Indenture dated as of August 30, 2000 (Exhibit 4.2.2 to
                            our 2001 Third Quarter Form 10-Q).
          4.E            -- Indenture dated as of May 11, 2000 among El Paso Energy
                            Partners, L.P., El Paso Energy Partners Finance
                            Corporation, The Subsidiary Guarantors named therein and
                            The Chase Manhattan Bank, as Trustee (Exhibit 4.1 to our
                            Registration Statement on Form S-4 filed June 25, 2001,
                            Registration Nos. 333-63800 through 333-63800-20).
          4.F            -- Letter agreement dated March 5, 2002, between Crystal Gas
                            Storage, Inc. and El Paso Energy Partners, LP. (Exhibit
                            4.F to our Annual Report on Form 10-K dated March 7,
                            2002).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.A            -- First Amended and Restated Management Agreement, dated
                            June 27, 1994 and effective as of July 1, 1992, between
                            DeepTech International Inc. and the General Partner
                            (Exhibit 10.1 to DeepTech's 1994 Form 10-K); First
                            Amendment to First Amended and Restated Management
                            Agreement between DeepTech and General Partner (Exhibit
                            10.76 to DeepTech's Registration Statement on Form S-1,
                            filed on January 23, 1995, File No. 33-88688); Second
                            Amendment to First Amended and Restated Management
                            Agreement between DeepTech and General Partner (Exhibit
                            10.18 to our 1995 Form 10-K); Third Amendment to First
                            Amended and Restated Management Agreement between
                            DeepTech and General Partner (Exhibit 10.4 to our
                            Registration Statement on Form S-4, filed on June 21,
                            1999, File No. 333-81143); Fourth Amendment to First
                            Amended and Restated Management Agreement between
                            DeepTech and General Partner (Exhibit 10.1 to our 1997
                            Second Quarter Form 10-Q); Fifth Amendment to First
                            Amended and Restated Management Agreement between
                            DeepTech and General Partner (Exhibit 10.1 our 1997 Third
                            Quarter Form 10-Q); Sixth Amendment to First Amended and
                            Restated Management Agreement between DeepTech
                            International Inc. and the General Partner (Exhibit 10.2
                            to our 1998 Form 10-K).
         10.B            -- Fifth Amended and Restated Credit Agreement dated as of
                            March 23, 1995, as amended and restated through May 16,
                            2001 by and among El Paso Energy Partners, L.P., El Paso
                            Energy Partners Finance Corporation, Credit Lyonnais New
                            York Branch and First Union National Bank as
                            Co-Syndication Agents, Fleet National Bank and Fortis
                            Capital Corp., as Co-Documentation Agents, The Chase
                            Manhattan Bank, as Administrative Agent, and the several
                            banks and other financial institutions signatories
                            thereto. (Exhibit 10.2 to our 2001 Third Quarter Form
                            10-Q); First Amendment to Fifth Amended and Restated
                            Credit Agreement dated as of October 10, 2001 (Exhibit
                            10.2.1 to our 2001 Third Quarter Form 10-Q).
         10.C            -- Credit Agreement dated as of August 23, 2000 by and among
                            Argo, L.L.C., the lenders party thereto, the Chase
                            Manhattan Bank, as administrative agent, First Union
                            National Bank, as syndication agent, Bank One, N.A., as
                            documentation agent, and Chase Securities Inc., as
                            arranger (Exhibit 10.14 to our 2000 Third Quarter Form
                            10-Q).
         10.D            -- Sponsor Agreement dated as of August 23, 2000, by El Paso
                            Energy Partners, L.P., and the Chase Manhattan Bank, as
                            administrative agent (Exhibit 10.15 to our 2000 Third
                            Quarter Form 10-Q).
         10.E            -- Redemption Agreement dated February 27, 1998 between
                            Tatham Offshore, Inc. and Flextrend Development Company,
                            L.L.C., a subsidiary of El Paso Energy Partners, L.P.
                            (Exhibit 10.1 our 1998 Third Quarter Form 10-Q).
         10.F            -- Farmout Agreement dated October 25, 1999 by and between
                            Flextrend Development Company, L.L.C. and El Paso
                            Production GOM, Inc. (Exhibit 10.15 to our Report on Form
                            8-K, filed on November 15, 1999).
         10.G            -- Limited Liability Company Agreement for Poseidon Oil
                            Pipeline Company, L.L.C. dated February 14, 1996; First
                            Amendment to the Limited Liability Company Agreement for
                            Poseidon Oil Pipeline Company, L.L.C. dated February 14,
                            1996. (Exhibit 10.14 to our 2000 Second Quarter Form
                            10-Q).
         10.H            -- Fabrication Agreement dated as of July 16, 1999 by and
                            between Delos Offshore Company and MODEC International
                            LLC; Amendment No. 1 to the Fabrication Agreement dated
                            as of August 31, 1999 by and between Delos Offshore
                            Company and MODEC International LLC. (Exhibit 10.20 to
                            our 2000 Second Quarter Form 10-Q).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.I            -- Purchase and Sale Agreement dated as of September 27,
                            2001 by and between American Natural Offshore Company,
                            Texas Offshore Pipeline System, Inc., Unitex Offshore
                            Transmission Company and ANR Western Gulf Holdings,
                            L.L.C. as Sellers and El Paso Energy Partners Deepwater,
                            L.L.C., as Buyer (Exhibit 2.1 to our Report on Form 8-K
                            dated October 25, 2001).
         10.J            -- Assignment, Acceptance and Amendment dated October 4,
                            2001 by and between Delos Offshore Company, L.L.C., a
                            Delaware limited liability company, The Chase Manhattan
                            Bank, KBC Bank N.V., The Sumitomo Bank, Limited, Royal
                            Bank of Canada, The Bank of New York, Societe Generale,
                            Southwest Agency, Societe Generale Financial Corporation,
                            The Industrial Bank of Japan, Limited New York Branch, El
                            Paso New Chaco Company, L.L.C., El Paso Natural Gas
                            Company, El Paso Corporation, The Chase Manhattan Bank,
                            in its capacity as Agent, and the State Street Bank and
                            Trust Company, not in its individual capacity but solely
                            as trustee for the Chaco Liquids Plant Trust (Exhibit 2.2
                            to our Report on Form 8-K dated October 25, 2001).
         10.K            -- Tolling Agreement dated as of October 1, 2001 between El
                            Paso Field Services, L.P., and Delos Offshore Company,
                            L.L.C. (Exhibit 2.3 to our Report on Form 8-K dated
                            October 25, 2001).
         10.L+           -- 1998 Unit Option Plan for Non-Employee Directors Amended
                            and Restated effective as of April 18, 2001. (Exhibit
                            10.1 to our 2001 Second quarter Form 10-Q).
         10.M+           -- 1998 Omnibus Compensation Plan, Amended and Restated,
                            effective as of January 1, 1999 (Exhibit 10.9 to our 1998
                            Form 10-K); Amendment No. 1 dated as of December 1, 1999.
                            (Exhibit 10.8.1 our 2000 Second Quarter Form 10-Q).
         21.             -- Subsidiaries of El Paso Energy Partners, L.P. (Exhibit
                            21. to our Annual Report on Form 10-K dated March 7,
                            2002.)
         23.A            -- Consent of Independent Accountants. (Exhibit 23.A to our
                            Annual Report on Form 10-K dated March 7, 2002.)
         23.B            -- Consent of Independent Petroleum Engineers. (Exhibit 23.B
                            to our Annual Report on Form 10-K dated March 7, 2002.)
        *99.A            -- Certification of the Chief Executive Officer, pursuant to
                            18 U.S.C. Section 1350, as adopted pursuant to Section
                            906 of the Sarbanes-Oxley Act of 2002.
        *99.B            -- Certification of the Chief Financial Officer, pursuant to
                            18 U.S.C. Section 1350, as adopted pursuant to Section
                            906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

     - We filed a current report on Form 8-K dated October 4, 2001, announcing that we had entered into a series of transactions to acquire midstream assets for $284 million and would raise the annual distribution to $2.45 per common unit.

     - We filed a current report on Form 8-K dated October 19, 2001, in order
       (a) to include in our current risk factors a discussion of the potential effect of regulations proposed by the Federal Energy Regulatory Commission, or FERC, as well as risks associated with our newly-acquired Chaco cryogenic natural gas processing plant and (b) to disclose our authorization of the issuance of unit options.

     - We filed a current report on Form 8-K dated October 19, 2001, providing unaudited pro forma condensed consolidated and combined financials for our acquisition of the remaining 50 percent interest in Deepwater Holdings, L.L.C., and our acquisition of the Chaco cryogenic natural gas processing plant; our acquisition of the Crystal natural gas storage business and the natural gas liquids transportation and fractionation assets; our sale of several Gulf of Mexico assets; and our issuance of 5,627,070 common units, which includes 1,477,070 common units to be purchased by our general partner.

     - We filed a current report on Form 8-K dated October 25, 2001, to announce our acquisition of (a) title to and other interests in the Chaco cryogenic natural gas processing plant in northern New Mexico's San Juan Basin and (b) the remaining 50 percent indirect interest that we did not already own in Deepwater Holdings, L.L.C., through which the High Island Offshore System and East Breaks natural gas gathering system became indirectly wholly-owned assets.

     - We filed a current report on Form 8-K dated October 25, 2001, to file consents from experts with respect to reports incorporated by reference into our Registration Statement on Form S-3 (File No. 333-85987).

     - We filed a current report on Form 8-K dated October 30, 2001, to announce that we entered into an Underwriting Agreement with our General Partner and the underwriters named therein in connection with our public offering of up to 4,772,500 common units representing limited partner interests.

     - We filed a current report on Form 8-K/A dated November 8, 2001, providing unaudited proforma financial statements for our acquisition of the remaining 50 percent interest in Deepwater Holdings, L.L.C., and our acquisition of title to and other interests in the Chaco cryogenic natural gas processing plant; our acquisition of the Crystal natural gas storage business and the natural gas liquids transportation and fractionation assets; and our sale of several Gulf of Mexico assets. We also provided unaudited Deepwater Holdings, L.L.C. financial statements as of and for the periods ended June 30, 2001 and 2000.

     - We filed a current report on Form 8-K dated December 14, 2001, announcing our 2001 earnings expectations and the anticipated acquisition of additional midstream businesses from El Paso Corporation, including the EPGT Texas Pipeline, in early 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, El Paso Energy Partners, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of January 2003.

                                        EL PASO ENERGY PARTNERS, L.P.
                                                      (Registrant)

                                        By: EL PASO ENERGY PARTNERS COMPANY,
                                           its General Partner

                                        By:      /s/ ROBERT G. PHILLIPS
                                           -------------------------------------
                                                    Robert G. Phillips
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of El Paso Energy Partners, L.P. and in the capacities and on the dates indicated:

                        NAME                                       TITLE                     DATE
                        ----                                       -----                     ----
               /s/ ROBERT G. PHILLIPS                  Chief Executive Officer and     January 2, 2003
-----------------------------------------------------    Chairman of the Board and
                 Robert G. Phillips                      Director

                 /s/ JAMES H. LYTAL                    President and Director          January 2, 2003
-----------------------------------------------------
                   James H. Lytal

                 /s/ KEITH B. FORMAN                   Chief Financial Officer and     January 2, 2003
-----------------------------------------------------    Vice President
                   Keith B. Forman

                 /s/ D. MARK LELAND                    Senior Vice President and       January 2, 2003
-----------------------------------------------------    Controller (Principal
                   D. Mark Leland                        Accounting Officer)

                /s/ MICHAEL B. BRACY                   Director                        January 2, 2003
-----------------------------------------------------
                  Michael B. Bracy

                /s/ H. DOUGLAS CHURCH                  Director                        January 2, 2003
-----------------------------------------------------
                  H. Douglas Church

               /s/ KENNETH L. SMALLEY                  Director                        January 2, 2003
-----------------------------------------------------
                 Kenneth L. Smalley

                                 CERTIFICATION

I, Robert G. Phillips, certify that:

          1. I have reviewed this amendment to our annual report on Form 10-K/A of El Paso Energy Partners, L.P.;

          2. Based on my knowledge, this amendment to our annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to our annual report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this amendment to our annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to our annual report.

Date: January 2, 2003

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

                                 CERTIFICATION

I, Keith B. Forman, certify that:

          1. I have reviewed this amendment to our annual report on Form 10-K/A of El Paso Energy Partners, L.P.;

          2. Based on my knowledge, this amendment to our annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to our annual report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this amendment to our annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to our annual report.

Date: January 2, 2003

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

                         EL PASO ENERGY PARTNERS, L.P.

                               INDEX TO EXHIBITS
                               DECEMBER 31, 2001

     Each exhibit identified below is filed as a part of this amendment to Annual Report on Form 10-K/A. Exhibits included in this filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          3.A            -- Amended and Restated Certificate of Limited Partnership
                            dated February 14, 2002. (Exhibit 3.A to our Annual
                            Report on Form 10-K dated March 7, 2002).
          3.B            -- Second Amended and Restated Agreement of Limited
                            Partnership effective as of August 31, 2000 (Exhibit 3.B
                            to our Report on Form 8-K dated March 6, 2001).
          4.A            -- A/B Exchange Registration Rights Agreement dated as of
                            May 27, 1999 among El Paso Energy Partners, L.P., El Paso
                            Energy Partners Finance Corporation, the Subsidiary
                            Guarantors, Donaldson, Lufkin & Jenrette Securities
                            Corporation, and Chase Securities Inc. (Exhibit 4.7 to
                            our Registration Statement on Form S-4, filed on June 21,
                            1999, File Nos. 333-81143 through 333-81143-17).
          4.B            -- A/B Exchange Registration Rights Agreement dated as of
                            May 17, 2001 between El Paso Energy Partners, L.P., El
                            Paso Energy Partners Finance Corporation, the Subsidiary
                            Guarantors listed on Schedule A thereto, Credit Suisse
                            First Boston Corporation, Goldman, Sachs & Co., and J.P.
                            Morgan Securities Inc. (Exhibit 4.3 to our Registration
                            Statement on Form S-4, filed on June 25, 2001,
                            Registration Nos. 333-63800 through 333-63800-20).
          4.C            -- Registration Rights Agreement dated as of August 28, 2000 by and between Crystal Gas Storage, Inc. and El Paso
                            Energy Partners, L.P. (Exhibit 4.3 to our 2000 Form
                            10-K).
          4.D            -- Indenture dated as of May 27, 1999 among El Paso Energy
                            Partners, L.P., El Paso Energy Partners Finance
                            Corporation, the Subsidiary Guarantors and Chase Bank of
                            Texas, as Trustee (Exhibit 4.1 to our Registration
                            Statement on Form S-4, filed on June 24, 1999, File Nos.
                            333-81143 through 333-81143-17); First Supplemental
                            Indenture dated as of June 30, 1999 (Exhibit 4.2 to our
                            Amendment No. 1 to Registration Statement on Form S-4,
                            filed August 27, 1999 File Nos. 333-81143 through
                            333-81143-17); Second Supplemental Indenture dated as of
                            July 27, 1999 (Exhibit 4.3 to our Amendment No. 1 to
                            Registration Statement on Form S-4, filed August 27,
                            1999, File Nos. 333-81143 through 333-81143-17); Third
                            Supplemental Indenture dated as of March 21, 2000, to the
                            Indenture dated as of May 27, 1999, (Exhibit 4.7.1 to our
                            2000 Second Quarter Form 10-Q); Fourth Supplemental
                            Indenture dated as of July 11, 2000. (Exhibit 4.2.1 to
                            our 2001 Third Quarter Form 10-Q); Fifth Supplemental
                            Indenture dated as of August 30, 2000 (Exhibit 4.2.2 to
                            our 2001 Third Quarter Form 10-Q).
          4.E            -- Indenture dated as of May 11, 2000 among El Paso Energy
                            Partners, L.P., El Paso Energy Partners Finance
                            Corporation, The Subsidiary Guarantors named therein and
                            The Chase Manhattan Bank, as Trustee (Exhibit 4.1 to our
                            Registration Statement on Form S-4 filed June 25, 2001,
                            Registration Nos. 333-63800 through 333-63800-20).
          4.F            -- Letter agreement dated March 5, 2002, between Crystal Gas
                            Storage, Inc. and El Paso Energy Partners, LP. (Exhibit
                            4.F to our Annual Report on Form 10-K dated March 7,
                            2002).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.A            -- First Amended and Restated Management Agreement, dated
                            June 27, 1994 and effective as of July 1, 1992, between
                            DeepTech International Inc. and the General Partner
                            (Exhibit 10.1 to DeepTech's 1994 Form 10-K); First
                            Amendment to First Amended and Restated Management
                            Agreement between DeepTech and General Partner (Exhibit
                            10.76 to DeepTech's Registration Statement on Form S-1,
                            filed on January 23, 1995, File No. 33-88688); Second
                            Amendment to First Amended and Restated Management
                            Agreement between DeepTech and General Partner (Exhibit
                            10.18 to our 1995 Form 10-K); Third Amendment to First
                            Amended and Restated Management Agreement between
                            DeepTech and General Partner (Exhibit 10.4 to our
                            Registration Statement on Form S-4, filed on June 21,
                            1999, File No. 333-81143); Fourth Amendment to First
                            Amended and Restated Management Agreement between
                            DeepTech and General Partner (Exhibit 10.1 to our 1997
                            Second Quarter Form 10-Q); Fifth Amendment to First
                            Amended and Restated Management Agreement between
                            DeepTech and General Partner (Exhibit 10.1 our 1997 Third
                            Quarter Form 10-Q); Sixth Amendment to First Amended and
                            Restated Management Agreement between DeepTech
                            International Inc. and the General Partner (Exhibit 10.2
                            to our 1998 Form 10-K).
         10.B            -- Fifth Amended and Restated Credit Agreement dated as of
                            March 23, 1995, as amended and restated through May 16,
                            2001 by and among El Paso Energy Partners, L.P., El Paso
                            Energy Partners Finance Corporation, Credit Lyonnais New
                            York Branch and First Union National Bank as
                            Co-Syndication Agents, Fleet National Bank and Fortis
                            Capital Corp., as Co-Documentation Agents, The Chase
                            Manhattan Bank, as Administrative Agent, and the several
                            banks and other financial institutions signatories
                            thereto. (Exhibit 10.2 to our 2001 Third Quarter Form
                            10-Q); First Amendment to Fifth Amended and Restated
                            Credit Agreement dated as of October 10, 2001 (Exhibit
                            10.2.1 to our 2001 Third Quarter Form 10-Q).
         10.C            -- Credit Agreement dated as of August 23, 2000 by and among
                            Argo, L.L.C., the lenders party thereto, the Chase
                            Manhattan Bank, as administrative agent, First Union
                            National Bank, as syndication agent, Bank One, N.A., as
                            documentation agent, and Chase Securities Inc., as
                            arranger (Exhibit 10.14 to our 2000 Third Quarter Form
                            10-Q).
         10.D            -- Sponsor Agreement dated as of August 23, 2000, by El Paso
                            Energy Partners, L.P., and the Chase Manhattan Bank, as
                            administrative agent (Exhibit 10.15 to our 2000 Third
                            Quarter Form 10-Q).
         10.E            -- Redemption Agreement dated February 27, 1998 between
                            Tatham Offshore, Inc. and Flextrend Development Company,
                            L.L.C., a subsidiary of El Paso Energy Partners, L.P.
                            (Exhibit 10.1 our 1998 Third Quarter Form 10-Q).
         10.F            -- Farmout Agreement dated October 25, 1999 by and between
                            Flextrend Development Company, L.L.C. and El Paso
                            Production GOM, Inc. (Exhibit 10.15 to our Report on Form
                            8-K, filed on November 15, 1999).
         10.G            -- Limited Liability Company Agreement for Poseidon Oil
                            Pipeline Company, L.L.C. dated February 14, 1996; First
                            Amendment to the Limited Liability Company Agreement for
                            Poseidon Oil Pipeline Company, L.L.C. dated February 14,
                            1996. (Exhibit 10.14 to our 2000 Second Quarter Form
                            10-Q).
         10.H            -- Fabrication Agreement dated as of July 16, 1999 by and
                            between Delos Offshore Company and MODEC International
                            LLC; Amendment No. 1 to the Fabrication Agreement dated
                            as of August 31, 1999 by and between Delos Offshore
                            Company and MODEC International LLC. (Exhibit 10.20 to
                            our 2000 Second Quarter Form 10-Q).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.I            -- Purchase and Sale Agreement dated as of September 27,
                            2001 by and between American Natural Offshore Company,
                            Texas Offshore Pipeline System, Inc., Unitex Offshore
                            Transmission Company and ANR Western Gulf Holdings,
                            L.L.C. as Sellers and El Paso Energy Partners Deepwater,
                            L.L.C., as Buyer (Exhibit 2.1 to our Report on Form 8-K
                            dated October 25, 2001).
         10.J            -- Assignment, Acceptance and Amendment dated October 4,
                            2001 by and between Delos Offshore Company, L.L.C., a
                            Delaware limited liability company, The Chase Manhattan
                            Bank, KBC Bank N.V., The Sumitomo Bank, Limited, Royal
                            Bank of Canada, The Bank of New York, Societe Generale,
                            Southwest Agency, Societe Generale Financial Corporation,
                            The Industrial Bank of Japan, Limited New York Branch, El
                            Paso New Chaco Company, L.L.C., El Paso Natural Gas
                            Company, El Paso Corporation, The Chase Manhattan Bank,
                            in its capacity as Agent, and the State Street Bank and
                            Trust Company, not in its individual capacity but solely
                            as trustee for the Chaco Liquids Plant Trust (Exhibit 2.2
                            to our Report on Form 8-K dated October 25, 2001).
         10.K            -- Tolling Agreement dated as of October 1, 2001 between El
                            Paso Field Services, L.P., and Delos Offshore Company,
                            L.L.C. (Exhibit 2.3 to our Report on Form 8-K dated
                            October 25, 2001).
         10.L+           -- 1998 Unit Option Plan for Non-Employee Directors Amended
                            and Restated effective as of April 18, 2001. (Exhibit
                            10.1 to our 2001 Second quarter Form 10-Q).
         10.M+           -- 1998 Omnibus Compensation Plan, Amended and Restated,
                            effective as of January 1, 1999 (Exhibit 10.9 to our 1998
                            Form 10-K); Amendment No. 1 dated as of December 1, 1999.
                            (Exhibit 10.8.1 our 2000 Second Quarter Form 10-Q).
         21.             -- Subsidiaries of El Paso Energy Partners, L.P. (Exhibit
                            21. to our Annual Report on Form 10-K dated March 7,
                            2002).
         23.A            -- Consent of Independent Accountants. (Exhibit 23.A to our
                            Annual Report on Form 10-K dated March 7, 2002).
         23.B            -- Consent of Independent Petroleum Engineers. (Exhibit 23.B
                            to our Annual Report on Form 10-K dated March 7, 2002).
        *99.A            -- Certification of the Chief Executive Officer, pursuant to
                            18 U.S.C. Section 1350, as adopted pursuant to Section
                            906 of the Sarbanes-Oxley Act of 2002.
        *99.B            -- Certification of the Chief Financial Officer, pursuant to
                            18 U.S.C. Section 1350, as adopted pursuant to Section
                            906 of the Sarbanes-Oxley Act of 2002.