Form 10-Q
period 2003-03-31
GULFTERRA ENERGY PARTNERS L P
filed 2003-05-15
CIK 895040

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 1-11680

                        GULFTERRA ENERGY PARTNERS, L.P.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      76-0396023
         (State or Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)

               4 GREENWAY PLAZA
                HOUSTON, TEXAS                                     77046
   (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's Telephone Number, Including Area Code: (832) 676-6152

                   Former name: EL PASO ENERGY PARTNERS, L.P.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     The registrant had 47,484,314 common units outstanding as of May 12, 2003.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        GULFTERRA ENERGY PARTNERS, L.P.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                2003      2002
                                                              --------   -------
Operating revenues..........................................  $278,926   $61,544
                                                              --------   -------
Operating expenses
  Cost of natural gas, oil and other products...............   139,584    12,158
  Operation and maintenance.................................    40,644    14,440
  Depreciation, depletion and amortization..................    23,697    12,549
                                                              --------   -------
                                                               203,925    39,147
                                                              --------   -------
Operating income............................................    75,001    22,397
Other income (loss)
  Earnings from unconsolidated affiliates...................     3,316     3,361
  Net gain on sale of assets................................       106       315
  Minority interest.........................................       (33)       --
  Other income..............................................       383       426
Interest and debt expense...................................    34,486    11,758
Loss due to write-off of debt issuance costs................     3,762        --
                                                              --------   -------
Income from continuing operations...........................    40,525    14,741
Income from discontinued operations.........................        --     4,385
Cumulative effect of accounting change......................     1,690        --
                                                              --------   -------
Net income..................................................  $ 42,215   $19,126
                                                              ========   =======
Income allocation
  Series B unitholders......................................  $  3,876   $ 3,552
                                                              ========   =======
  Series C unitholders
    Continuing operations...................................  $  4,335   $    --
    Cumulative effect of accounting change..................       333        --
                                                              --------   -------
                                                              $  4,668   $    --
                                                              ========   =======
  General partner
    Continuing operations...................................  $ 14,860   $ 8,691
    Discontinued operations.................................        --        44
    Cumulative effect of accounting change..................        17        --
                                                              --------   -------
                                                              $ 14,877   $ 8,735
                                                              ========   =======
  Common unitholders
    Continuing operations...................................  $ 17,454   $ 2,498
    Discontinued operations.................................        --     4,341
    Cumulative effect of accounting change..................     1,340        --
                                                              --------   -------
                                                              $ 18,794   $ 6,839
                                                              ========   =======
Basic and diluted earnings per common unit
  Income from continuing operations.........................  $   0.40   $  0.06
  Income from discontinued operations.......................        --      0.11
  Cumulative effect of accounting change....................      0.03        --
                                                              --------   -------
  Net income................................................  $   0.43   $  0.17
                                                              ========   =======
Weighted average number of common units outstanding.........    44,104    39,941
                                                              ========   =======
Distributions declared per common unit......................  $  0.675   $ 0.625
                                                              ========   =======
Proforma amounts assuming asset retirement obligations as
  provided for in SFAS No. 143 were recorded prior to the
  earliest period presented
    Income from continuing operations.......................  $ 40,525   $14,667
                                                              ========   =======
    Basic and diluted income from continuing operations per
     common unit............................................  $   0.40   $  0.06
                                                              ========   =======

                            See accompanying notes.

                        GULFTERRA ENERGY PARTNERS, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT UNIT AMOUNTS)
                                  (UNAUDITED)

                                                                MARCH 31,      DECEMBER 31,
                                                                   2003            2002
                                                              --------------   ------------
                                          ASSETS

Current assets
  Cash and cash equivalents.................................    $   12,249      $   36,099
  Accounts receivable, net..................................       220,140         223,345
  Affiliated note receivable................................        17,100          17,100
  Other current assets......................................         1,485           3,451
                                                                ----------      ----------
         Total current assets...............................       250,974         279,995

Property, plant, and equipment, net.........................     2,790,760       2,724,938
Intangible assets...........................................         3,585           3,970
Investment in unconsolidated affiliates.....................        77,729          78,851
Other noncurrent assets.....................................        44,434          43,142
                                                                ----------      ----------
         Total assets.......................................    $3,167,482      $3,130,896
                                                                ==========      ==========

                             LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Accounts payable..........................................    $  202,007      $  212,868
  Accrued interest..........................................        34,709          15,028
  Current maturities of senior secured term loan............         5,000           5,000
  Other current liabilities.................................        18,176          21,195
                                                                ----------      ----------
         Total current liabilities..........................       259,892         254,091

Revolving credit facilities.................................       471,000         491,000
Senior secured term loans, less current maturities..........       315,000         552,500
Long-term debt..............................................     1,157,658         857,786
Other noncurrent liabilities................................        27,685          23,725
                                                                ----------      ----------
         Total liabilities..................................     2,231,235       2,179,102
                                                                ----------      ----------
Commitments and contingencies

Minority interest...........................................         1,975           1,942

Partners' capital
  Limited partners
    Series B preference units; 125,392 units issued and
     outstanding............................................       161,460         157,584
    Series C units; 10,937,500 units issued and
     outstanding............................................       348,792         351,507
         Accumulated other comprehensive loss allocated to
           Series C units' interest.........................        (2,079)           (942)
    Common units; 44,030,314 units issued and outstanding...       426,846         437,773
         Accumulated other comprehensive loss allocated to
           common units' interest...........................        (9,144)         (4,623)
  General partner...........................................         8,511           8,610
         Accumulated other comprehensive loss allocated to
           general partner's interests......................          (114)            (57)
                                                                ----------      ----------
         Total partners' capital............................       934,272         949,852
                                                                ----------      ----------
         Total liabilities and partners' capital............    $3,167,482      $3,130,896
                                                                ==========      ==========

                            See accompanying notes.

                        GULFTERRA ENERGY PARTNERS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2003        2002
                                                              ---------   --------
Cash flows from operating activities
  Net income................................................  $  42,215   $ 19,126
  Less cumulative effect of accounting change...............      1,690         --
  Less income from discontinued operations..................         --      4,385
                                                              ---------   --------
  Income from continuing operations.........................     40,525     14,741
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation, depletion and amortization...............     23,697     12,549
     Distributed earnings of unconsolidated affiliates
       Earnings from unconsolidated affiliates..............     (3,316)    (3,361)
       Distributions from unconsolidated affiliates.........      4,710      4,500
     Net gain on sale of assets.............................       (106)      (315)
     Other noncash items....................................      6,245      1,265
  Working capital changes, net of effects of acquisitions
     and noncash
     transactions...........................................       (311)     8,399
                                                              ---------   --------
  Net cash provided by continuing operations................     71,444     37,778
  Net cash provided by discontinued operations..............         --      5,429
                                                              ---------   --------
          Net cash provided by operating activities.........     71,444     43,207
                                                              ---------   --------
Cash flows from investing activities
  Additions to property, plant and equipment................    (81,937)   (35,110)
  Proceeds from sale of assets..............................      3,088      5,460
  Additions to investments in unconsolidated affiliates.....       (133)        --
                                                              ---------   --------
  Net cash used in investing activities of continuing
     operations.............................................    (78,982)   (29,650)
  Net cash used in investing activities of discontinued
     operations.............................................         --     (3,523)
                                                              ---------   --------
          Net cash used in investing activities.............    (78,982)   (33,173)
                                                              ---------   --------
Cash flows from financing activities
  Net proceeds from revolving credit facility...............     98,991    143,978
  Repayments of revolving credit facility...................   (119,000)        --
  Repayment of senior secured acquisition term loan.........   (237,500)        --
  Net proceeds from issuance of long-term debt..............    293,277         --
  Net proceeds from issuance of common units................         --         56
  Distributions to partners.................................    (52,080)   (33,717)
                                                              ---------   --------
  Net cash provided by (used in) financing activities of
     continuing operations..................................    (16,312)   110,317
  Net cash used in financing activities of discontinued
     operations.............................................         --         (3)
                                                              ---------   --------
          Net cash provided by (used in) financing
            activities......................................    (16,312)   110,314
                                                              ---------   --------
Increase (decrease) in cash and cash equivalents............    (23,850)   120,348
Cash and cash equivalents
  Beginning of period.......................................     36,099     13,084
                                                              ---------   --------
  End of period.............................................  $  12,249   $133,432
                                                              =========   ========

                            See accompanying notes.

                        GULFTERRA ENERGY PARTNERS, L.P.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             AND CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

COMPREHENSIVE INCOME

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Net income..................................................  $42,215   $19,126
Other comprehensive income (loss)...........................   (5,715)    1,401
                                                              -------   -------
Total comprehensive income..................................  $36,500   $20,527
                                                              =======   =======

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
Beginning balance...........................................  $ (5,622)     $(1,272)
  Unrealized mark-to-market losses on cash flow hedges
     arising during period..................................    (9,516)      (6,428)
  Reclassification adjustments for changes in initial value
     of derivative instruments to settlement date...........     3,939        1,579
  Other comprehensive income (loss) from investment in
     unconsolidated affiliate...............................      (138)         499
                                                              --------      -------
Ending balance..............................................  $(11,337)     $(5,622)
                                                              ========      =======

                            See accompanying notes.

                        GULFTERRA ENERGY PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     In May 2003, we changed our name to GulfTerra Energy Partners, L.P. from El Paso Energy Partners, L.P. and reorganized our general partner. Our one percent general partner interest is now owned by GulfTerra Energy Company, L.L.C. replacing El Paso Energy Partners Company as the general partner. In connection with our name change, we have also changed the names of several subsidiaries as listed in the table below.

NEW NAME                                                        FORMER NAME
--------                                             ----------------------------------
GulfTerra Energy Finance Corporation...............  El Paso Energy Finance Corporation
GulfTerra Arizona Gas, L.L.C. .....................  El Paso Arizona Gas, L.L.C.
GulfTerra Intrastate, L.P. ........................  El Paso Energy Intrastate, L.P.
GulfTerra Texas Pipeline, L.P. ....................  EPGT Texas Pipeline, L.P.
GulfTerra Holding V, L.P. .........................  EPN Holding Company, L.P.

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2002 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2003, and for the quarters ended March 31, 2003 and 2002, are unaudited. We derived the balance sheet as of December 31, 2002, from the audited balance sheet filed in our 2002 Annual Report on Form 10-K. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Due to the seasonal nature of some of our businesses, information for interim periods may not depict the results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our previously reported net income or partners' capital. We have also reflected the results of operations from our Prince assets disposition as discontinued operations in the quarter ended March 31, 2002.

     Our accounting policies are consistent with those discussed in our 2002 Annual Report on Form 10-K, except as discussed below.

  Accounting for Asset Retirement Obligations

     On January 1, 2003, we adopted Statement of Financial Accounting Standards
(SFAS) No. 143, Accounting for Asset Retirement Obligations. The provisions of this statement relate primarily to our obligations to plug abandoned offshore wells in our Garden Banks Blocks 72 and 117, Viosca Knoll Block 817, and West Delta Block 35.

     We recorded a $1.7 million increase to income as a cumulative effect of accounting change upon our adoption of SFAS No. 143. We also reversed $7.1 million negative salvage value and recorded non-current retirement assets totaling $3.1 million with useful lives ranging from 11 to 19 years to property, plant and equipment, accumulated depreciation of $2.8 million, and retirement obligations totaling $5.7 million to noncurrent liabilities.
---------------

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

     Other than our obligations to plug and abandon wells, we cannot estimate the costs to retire or remove assets used in our business because we believe the assets do not have definite lives or we do not have the legal obligation to abandon or dismantle the assets. Also, we believe that the life or underlying reserves cannot be estimated. Therefore, we have not recorded any liabilities relating to our assets, other than the liability associated with the plug and abandonment of offshore wells.

     The pro forma amount of our asset retirement obligations for the quarters ending March 31, 2002 and 2003 and for the year ending December 31, 2002, assuming asset retirement obligations as provided for in SFAS No. 143 were recorded prior to the earliest period presented are shown below:

                                              LIABILITY
                                               BALANCE                LIABILITY BALANCE AS OF
                                                AS OF                 ------------------------
YEAR                                          JANUARY 1   ACCRETION   MARCH 31    DECEMBER 31
----                                          ---------   ---------   ---------   ------------
                                                               (IN THOUSANDS)
2002........................................   $5,277       $112       $5,389        $5,726
2003........................................    5,726        122        5,847           N/A

  Reporting Gains and Losses from the Early Extinguishment of Debt

     In January 2003, we adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Accordingly, we now evaluate the nature of any debt extinguishments to determine whether to report any gain or loss resulting from the early extinguishment of debt as an extraordinary item or as income from continuing operations.

  Accounting for Costs Associated with Exit or Disposal Activities

     In January 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will impact any exit or disposal activities that we initiate after January 1, 2003 and we will now recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Our adoption of this pronouncement did not have an effect on our financial position or results of operations for the quarter ended March 31, 2003.

  Accounting for Guarantees

     In accordance with the provisions of Financial Accounting Standards Board
(FASB) Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we record a liability at fair value for all guarantees issued after December 31, 2002, including financial, performance, and fair value guarantees. Our initial application of this standard for the quarter ended March 31, 2003 did not have an effect on our financial position or results of operations. We have provided disclosures relating to our guarantee activities in Note 6.

  Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. This interpretation defines a variable interest entity (VIE) as a legal entity whose equity owners do not have sufficient equity at risk and/or a controlling financial interest in the entity. This standard requires that companies consolidate a VIE if it is allocated a majority of the entity's losses and/or returns, including fees paid by the entity. We have not created nor have we obtained an interest in any VIEs since January 31, 2003, and therefore, our adoption of the initial provisions of this standard did not have an effect on our financial position or results of operations. Further, we have completed an assessment of our interests existing prior to February 1, 2003, and have determined that our adoption of the additional provisions of this standard will not have an effect on our financial position or results of operation.

  Accounting for Stock-Based Compensation

     We use the intrinsic value method established in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, to value unit options issued to former employees of our general partner and our board of directors under our Omnibus Plan and Director Plan. For the quarters ending March 31, 2003 and 2002, the cost of this stock-based compensation had no impact on our net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for the fiscal years ending after December 15, 2002. We have decided that we will continue to use APB No. 25 to value our stock-based compensation and will include data providing the pro forma income impacts of using the fair value method as required by SFAS No. 148.

     If compensation expense related to these plans had been determined by applying the fair value method in SFAS No. 123, Accounting for Stock-Based Compensation, our net income allocated to common unitholders and net income per common unit would have approximated the pro forma amounts below:

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2003      2002
                                                              -------   ------
                                                               (IN THOUSANDS)
Net income allocated to common unitholders, as reported.....  $18,794   $6,839
Add: Stock-based employee compensation expense included in
  reported net income.......................................      313      270
Less: Stock-based employee compensation expense determined
  under fair value based method.............................     (191)    (573)
                                                              -------   ------
Pro forma net income allocated to common unitholders........  $18,916   $6,536
                                                              =======   ======
Earnings per common unit, as reported.......................  $  0.43   $ 0.17
                                                              =======   ======
Earnings per common unit, pro forma.........................  $  0.43   $ 0.16
                                                              =======   ======

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

2. ACQUISITION

     During the first quarter of 2003, we recorded additional purchase price adjustments of approximately $4.7 million on our April 2002 EPN Holding asset acquisition related to natural gas imbalances. The following table summarizes our revised allocation of the fair values of the assets acquired and liabilities assumed at

April 8, 2002. Our allocation among the assets acquired is based on the results of an independent third-party appraisal.

                                                               AT APRIL 8,
                                                                   2002
                                                              --------------
                                                              (IN THOUSANDS)
Current assets..............................................     $  2,217
Property, plant and equipment...............................      780,648
Intangible assets...........................................        3,500
                                                                 --------
  Total assets acquired.....................................      786,365
                                                                 --------
Current liabilities.........................................       27,842
Environmental liabilities...................................       21,136
                                                                 --------
  Total liabilities assumed.................................       48,978
                                                                 --------
     Net assets acquired....................................     $737,387
                                                                 ========

3. PARTNERS' CAPITAL

  Cash distributions

     In February 2003, we paid cash distributions of $0.675 per common and Series C unit for an aggregate of $37.1 million and our general partner received incentive distributions of $14.6 million. In April 2003 we declared a cash distribution of $0.675 per common unit for the quarter ended March 31, 2003, which we will pay on May 15, 2003, to holders of record as of April 30, 2003. Also in May 2003, we will pay our general partner $15.5 million in incentive distributions. At the current distribution rates, our general partner receives approximately 29 percent of the total cash distributions we pay.

  Public offering of common units

     In April 2003, we issued 3,450,000 common units at the public offering price of $31.35 per unit. We used the net cash proceeds of approximately $103 million to temporarily reduce indebtedness outstanding under our $600 million revolving credit facility and pay fees and expenses associated with this offering. In addition, our general partner contributed approximately $1 million of our Series B preference units to us in April 2003 in order to maintain its one percent general partner interest.

  Other

     We have reflected the issuance of our restricted units to non-employee directors of our Board of Directors under the 1998 Unit Option Plan for Non-Employee Directors as deferred compensation and as an increase in common units. This deferred compensation was allocated 1% to our general partner and 99% to our limited partners and is being amortized over the vesting period of the restricted units. The unamortized amount of our total deferred compensation as of March 31, 2003, was approximately $0.9 million.

4. PROPERTY, PLANT AND EQUIPMENT

     Our property, plant and equipment consisted of the following:

                                                              MARCH 31,    DECEMBER 31,
                                                                 2003          2002
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
Property, plant and equipment, at cost
  Pipelines.................................................  $2,318,860    $2,317,503
  Platforms and facilities..................................     128,582       128,582
  Processing plant..........................................     300,897       300,897
  Oil and natural gas properties............................     131,099       127,975
  Storage facilities........................................     330,639       331,562
  Construction work-in-progress.............................     259,270       177,964
                                                              ----------    ----------
                                                               3,469,347     3,384,483
Less accumulated depreciation, depletion and amortization...     678,587       659,545
                                                              ----------    ----------
     Property, plant and equipment, net.....................  $2,790,760    $2,724,938
                                                              ==========    ==========

5. FINANCING TRANSACTIONS

  CREDIT FACILITIES

     Our credit facility consists of two parts: a $600 million revolving credit facility maturing in 2004 and a $160 million senior secured term loan maturing in 2007. Our credit facility and the GulfTerra Holding V, L.P. (GulfTerra Holding, formerly known as EPN Holding) term credit facility are guaranteed by us and all of our subsidiaries, except for our unrestricted subsidiaries (Matagorda Island Area Gathering System, Arizona Gas Storage, L.L.C. and GulfTerra Arizona Gas, L.L.C., formerly known as EPN Arizona Gas, L.L.C.), and by GulfTerra Energy Finance Corporation (formerly known as El Paso Energy Partners Finance Corporation) and our general partner, and are collateralized with substantially all of our assets (excluding our unrestricted subsidiaries) and our general partner's general and administrative services agreement. The interest rates we are charged on each of these credit facilities are determined using one of two indices that include (i) a variable base rate (equal to the greater of the prime rate as determined by JP Morgan Chase Bank, the federal funds rate plus 0.5% or the Certificate of Deposit (CD) rate as determined by JP Morgan Chase Bank increased by 1.00%); or (ii) LIBOR.

     Our revolving credit facility, senior secured term loan and the GulfTerra Holding term credit facility contain covenants that include restrictions on our subsidiaries' ability to incur additional indebtedness or liens, sell assets, make loans or investments, acquire or be acquired by other companies and amend some of our contracts, as well as requiring maintenance of certain financial ratios. Failure to comply with the provisions of any of these covenants could result in acceleration of our debt and other financial obligations and that of our subsidiaries and restrict our ability to make distributions to our unitholders.

  Revolving Credit Facility

     As of March 31, 2003, we had $471 million outstanding on our revolving credit facility at an average interest rate of 3.15%. The total amount available to us at March 31, 2003 under this facility is $80 million. The amounts outstanding under our revolving credit facility bear interest at our option at either (i) 0.75% over the variable base rate described above; or (ii) 1.75% over LIBOR.

  Senior Secured Term Loan

     As of March 31, 2003, we had $160 million outstanding under our senior secured term loan with an average interest rate of 5.22%. The amounts outstanding under our senior secured term loan bear interest at our option at either (i) 2.25% over the variable base rate described above; or (ii) 3.50% over LIBOR.

  GulfTerra Holding Term Credit Facility

     As of March 31, 2003, the outstanding balance under the GulfTerra Holding term credit facility was $160 million with an average interest rate of 3.57%. The balance outstanding under the GulfTerra Holding term credit facility bears interest at our option at either (i) 1.00% over the variable base rate described above; or (ii) 2.25% over LIBOR.

  Senior Secured Acquisition Term Loan

     As part of our November 2002 San Juan assets acquisition, we entered into a $237.5 million senior secured acquisition term loan to fund a portion of the purchase price. We repaid the senior secured acquisition term loan in March 2003 with proceeds from our issuance of $300 million 8 1/2% senior subordinated notes due 2010. We recognized a loss of $3.8 million related to the write-off of unamortized debt issuance costs. From the issuance of the senior secured acquisition term loan in November 2002 to its repayment date, the interest rates on our revolving credit facility and GulfTerra Holding term credit facility were 2.25% over the variable base rate described above or LIBOR increased by 3.50%.

  SENIOR SUBORDINATED NOTES

     Each issue of our senior subordinated notes is subordinated in right of payment to all existing and future senior debt including our existing credit facilities. Additionally, our senior subordinated notes include provisions that, among other things, restrict our subsidiaries' ability to acquire assets, incur additional indebtedness or liens, sell assets, acquire or be acquired by other companies, and enter into sale and lease back transactions unless we meet the financial ratios and other specific conditions provided in these covenants. These restrictive covenants will be suspended should our notes be rated Baa3 or higher by Moody's or BBB- or higher by S&P.

     In March 2003, we issued $300 million in aggregate principal amount of 8 1/2% senior subordinated notes. These notes bear interest of 8 1/2% per year, payable semi-annually in June and December, and mature in June 2010. We used the proceeds of approximately $293 million, net of issuance costs, to repay $237.5 million of indebtedness under our senior secured acquisition term loan and to temporarily repay $56.5 million of the balance outstanding under our revolving credit facility. These notes are subject to a registration rights agreement under which we are required to file an exchange offer registration statement on Form S-4 with the SEC on or prior to July 8, 2003. The registration statement on Form S-4 must then become effective on or prior to September 1, 2003 or we will be subject to penalties of approximately $15,000 per week until a registration statement is filed with the SEC and declared effective. We may, at our option, prior to June 1, 2006, redeem up to 33 percent of the originally issued aggregate principal amount of these notes at a redemption price of 108.50 percent of the principal amount. On or after June 1, 2007, we may redeem all or part of these notes at 104.25 percent of the principal amount.

  OTHER CREDIT FACILITIES

     Poseidon Oil Pipeline Company, L.L.C., an unconsolidated affiliate in which we have a 36 percent joint venture ownership interest, is party to a $185 million credit agreement, under which it has $127 million outstanding, that may restrict its ability to pay distributions to its owners.

     In January 2002, Poseidon entered into a two-year interest rate swap agreement to fix the variable LIBOR based interest rate on $75 million of the $127 million outstanding under its credit facility at 3.49% through January 2004. Under its credit facility, Poseidon currently pays an additional 1.50% over LIBOR resulting in an effective interest rate of 4.99% on the hedged notional amount. As of March 31, 2003, the remaining $52 million was at an average interest rate of 2.81%.

     As of March 31, 2003, Deepwater Gateway, an unconsolidated affiliate in which we have a 50 percent joint venture ownership interest, had $67 million outstanding under its project finance loan at an average interest rate of 3.11%. This project finance loan will mature in July 2004 unless construction is completed before that time and Deepwater Gateway meets other specified conditions, in which case the project finance loan will convert into a term loan with a final maturity date of July 2009. Upon conversion of the project finance loan to a term loan, Deepwater Gateway will be required to maintain a debt service reserve equal or greater than the projected principal, interest and fees due on the term loan for the immediately succeeding six month period. Prior to conversion to the term loan Deepwater Gateway is prohibited from making distributions.

  DEBT MATURITY TABLE

     Aggregate maturities of the principal amounts of long-term debt and other financing obligations for the next 5 years and in total thereafter are as follows at March 31, 2003 (in thousands):

2003........................................................   $    5,000
2004........................................................      476,000
2005........................................................      165,000
2006........................................................        5,000
2007........................................................      140,000
Thereafter..................................................    1,155,000
                                                               ----------
  Total long-term debt and other financing obligations,
     including current maturities...........................   $1,946,000
                                                               ==========

6. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Grynberg. In 1997, we were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value of natural gas produced from royalty properties been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). In May 2001, the court denied the defendants' motions to dismiss. Discovery is proceeding. Our costs and legal exposure related to those lawsuits and claims are not currently determinable.

     Will Price (formerly Quinque). We have also been named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorney's fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs motion for class certification was denied in April 2003. Our costs and legal exposure related to this lawsuit are not currently determinable.

     In connection with our April 2002 acquisition of the EPN Holding assets, subsidiaries of El Paso Corporation have agreed to indemnify us against all obligations related to existing legal matters at the acquisition date, including the legal matters involving Leapartners, L.P., City of Edinburg, Houston Pipe Line Company LP, and City of Corpus Christi discussed below.

     During 2000, Leapartners, L.P. filed a suit against El Paso Field Services and others in the District Court of Loving County, Texas, alleging a breach of contract to gather and process natural gas in areas of western Texas related to an asset now owned by GulfTerra Holding. In May 2001, the court ruled in favor of Leapartners and entered a judgment against El Paso Field Services of approximately $10 million. El Paso Field Services has filed an appeal with the Eighth Court of Appeals in El Paso, Texas. Briefs have been filed and oral arguments were heard in November 2002. Review by the Court of Appeals is expected in 2003.

     Also, GulfTerra Texas Pipeline L.P., (GulfTerra Texas, formerly known as EPGT Texas Pipeline L.P.) now owned by GulfTerra Holding, is involved in litigation with the City of Edinburg concerning the City's claim that GulfTerra Texas was required to pay pipeline franchise fees under a contract the City had with Rio Grande Valley Gas Company, which was previously owned by GulfTerra Texas and is now owned by Southern Union Gas Company. An adverse judgment against Southern Union and GulfTerra Texas was rendered in Hidalgo County State District court in December 1998 and found a breach of contract, and held both GulfTerra Texas and Southern Union jointly and severally liable to the City for approximately $4.7 million. The judgment relies on the single business enterprise doctrine to impose contractual obligations on GulfTerra Texas and Southern Union's entities that were not parties to the contract with the City. GulfTerra Texas has appealed this case to the Texas Supreme Court seeking reversal of the judgment rendered against GulfTerra Texas. The City seeks a remand to the trial court of its claim of tortious interference against GulfTerra Texas. Briefs have been filed and oral arguments were held in November 2002, and we are awaiting a decision.

     In December 2000, a 30-inch natural gas pipeline jointly owned by GulfTerra Intrastate, L.P. (GulfTerra Intrastate, formerly known as El Paso Energy Intrastate) now owned by GulfTerra Holding, and Houston Pipe Line Company LP ruptured in Mont Belvieu, Texas, near Baytown, resulting in substantial property damage and minor physical injury. GulfTerra Intrastate is the operator of the pipeline. Two lawsuits were filed in the state district court in Chambers County, Texas by eight plaintiffs, including two homeowners' insurers. The suits seek recovery for physical pain and suffering, mental anguish, physical impairment, medical expenses, and property damage. Houston Pipe Line Company has been added as an additional defendant. In accordance with the terms of the operating agreement, GulfTerra Intrastate has agreed to assume the defense of and to indemnify Houston Pipe Line Company. In September 2002, an agreement was reached to settle the claims of two plaintiffs (including one of the insurers). Trial of five of the six remaining claims is set to commence in May 2003.

     The City of Corpus Christi, Texas (the "City") is alleging that GulfTerra Texas and various Coastal entities owe it monies for past obligations under City ordinances that propose to tax GulfTerra Texas on its gross receipts from local natural gas sales for the use of street rights-of-way. No lawsuit has been filed to date. Some but not all of the GulfTerra Texas pipe at issue has been using the rights-of-way since the 1960's. In addition, the City demands that GulfTerra Texas agree to a going-forward consent agreement in order for the GulfTerra Texas pipe and Coastal pipe to have the right to remain in City rights-of-way.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we will establish the necessary accruals. As of March 31, 2003, we had no reserves for our legal matters.

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

  Environmental

     Each of our operating segments is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations are applicable to each segment and require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2003, we had a reserve of approximately $21 million for remediation costs expected to be incurred over time associated with mercury meters. We assumed this liability in connection with our April 2002 acquisition of the EPN Holding assets. El Paso Corporation has agreed to indemnify us for all the known and unknown environmental liabilities related to the assets we purchased as part of the November 2002 San Juan assets acquisition up to the purchase price of $766 million. We will only be indemnified for unknown liabilities for up to three years from the purchase date. In addition, we have been indemnified by third parties for remediation costs associated with other assets we have purchased. We expect to make capital expenditures for environmental matters of approximately $10 million in the aggregate for the years 2003 through 2007, primarily to comply with clean air regulations.

     While the outcome of our outstanding environmental matters cannot be predicted with certainty, based on the information known to date and our existing accruals, we do not expect the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows. It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate.

  Rates and Regulatory Matters

     Marketing Affiliate NOPR. In September 2001, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. Since our High Island Offshore System (HIOS) and Petal Gas Storage facility are interstate facilities as defined by the Natural Gas Act, the proposed regulations, if adopted by FERC, would dictate how HIOS and Petal conduct business and interact with all of our energy affiliates and El Paso Corporation's energy affiliates. In December 2001, we filed comments with the FERC addressing our concerns with the proposed rules. A public hearing was held in May 2002, providing an opportunity to comment further on the NOPR. Following the conference, we filed additional comments. At this time, we cannot predict the outcome of the NOPR, but adoption of the regulations in the form proposed would, at a minimum, place additional administrative and operational burdens on us.

     If the standards of conduct NOPR is adopted by the FERC, we will be required to functionally separate our HIOS and Petal interstate facilities from our other businesses. Under the proposed rule, we would be required to dedicate employees to manage and operate our interstate facilities independently from our other non-jurisdictional facilities. This employee group would be required to function independently and would be prohibited from communicating non-public transportation information to affiliates. Separate office facilities and systems would be necessary because of the requirement to restrict affiliate access to interstate transportation information. The NOPR also limits the sharing of employees and officers with non-regulated entities. Because of the loss of synergies and shared employee restrictions, a disposition of the interstate facilities may be necessary for us to effectively comply with the rule. At this time, we cannot predict the outcome of this NOPR.

     Negotiated Rate NOI. In July 2002, the FERC issued a Notice of Inquiry
(NOI) that seeks comments regarding its 1996 policy of permitting pipelines to enter into negotiated rate transactions. The FERC is now reviewing whether negotiated rates should be capped, whether or not the "recourse rate" (a cost-of-service based rate) continues to safeguard against a pipeline exercising market power, and as other issues related to negotiated rate programs. At this time, we cannot predict the outcome of this NOI.

     Cash Management NOPR. In August 2002, the FERC issued a NOPR requiring that all cash management or money pool arrangements between a FERC regulated subsidiary and a non-FERC regulated parent must be in writing, and set forth the duties and responsibilities of cash management participants and administrators; the methods of calculating interest and for allocating interest income and expenses; and the restrictions on deposits or borrowings by money pool members. The NOPR also requires specified documentation for all deposits into, borrowings from, interest income from, and interest expenses related to, these arrangements. Finally, the NOPR proposes that as a condition of participating in a cash management or money pool arrangement, the FERC regulated entity must maintain a minimum proprietary capital balance of 30 percent, and the FERC regulated entity and its parent must maintain investment grade credit ratings. In August 2002 comments were filed. The FERC held a public conference in September 2002. Representatives of companies from the gas and electric industries participated on a panel and uniformly agreed that the proposed regulations should be revised substantially and commented that the proposed capital balance and investment grade credit rating requirements would be excessive. At this time, we cannot predict the outcome of this NOPR.

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

     Emergency Reconstruction of Interstate Natural Gas Facilities NOPR. In April 2002, FERC and the Department of Transportation, Office of Pipeline Safety convened a technical conference to discuss how to clarify, expedite, and streamline permitting and approvals for interstate pipeline reconstruction in the event of disaster, whether natural or otherwise. In January 2003, FERC issued a NOPR proposing to (1) expand the scope of construction activities authorized under a pipeline's blanket certificate to allow replacement of mainline facilities; (2) authorize a pipeline to commence reconstruction of the affected system without a waiting period; and (3) authorize automatic approval of construction that would be above the normal cost ceiling. Comments on the NOPR were filed on February 27, 2003. At this time we cannot predict the outcome of this NOPR.

     Pipeline Safety Notice of Proposed Rulemaking. In January 2003, the U.S. Department of Transportation issued a NOPR proposing to establish a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the notice refers to as "high consequence areas." The proposed rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a new bill signed into law in December 2002. Comments on the NOPR were due on April 30, 2003. At this time, we cannot predict the outcome of this NOPR.

     Other Regulatory Matters. HIOS is subject to the jurisdiction of the FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. HIOS operates under a separate FERC approved tariff that governs its operations, terms and conditions of service, and rates. We timely filed a required rate case for HIOS on December 31, 2002. The rate filing and tariff changes are based on HIOS' cost of service, which includes operating costs, a management fee and changes to depreciation rates and negative salvage amortization. HIOS' filing reflects zero rate base; therefore, we requested a management fee in place of a return on rate base. We requested the rates be effective February 1, 2003, but the FERC suspended the rate increase until July 1, 2003, subject to refund. We have responded, and are continuing to respond, as new requests are received, to the FERC staff's data requests. The FERC has scheduled a hearing on this matter commencing November 17, 2003.

     During the latter half of 2002, we experienced a significant variance between the fuel usage on HIOS and the fuel collected from our customers. We believe a series of events may have contributed to this variance, including two major storms that hit the Gulf Coast Region (and these assets) in late September and early October of 2002. We are taking numerous steps to determine the cause of the fuel differences, including a review of receipt and delivery measurement data. At March 31, 2003, we had recorded fuel differences of approximately $8.2 million included in other non-current assets. Depending on the outcome of our review, we may require FERC approval to collect the fuel differences. At this time we are not able to determine what amount, if any, may be collectible from our customers.

     In June 2002, Petal Gas Storage, which is also subject to the FERC's jurisdiction, filed with the FERC a certificate application to add additional gas storage capacity to Petal's storage system. The filing included a new storage cavern with a working gas capacity of 5 Bcf, the conversion and enlargement of an existing subsurface brine storage cavern to a gas storage cavern with a working capacity of 3 Bcf and related surface facilities, natural gas, water and brine transmission lines. In February 2003, the FERC approved the facilities proposed by Petal.

     In December 1999, GulfTerra Texas filed a petition with the FERC for approval of its rates for interstate transportation service. In June 2002, the FERC issued an order that required revisions to GulfTerra Texas' proposed maximum rates. The changes ordered by the FERC involve reductions to rate of return, depreciation rates and revisions to the proposed rate design, including a requirement to separately state rates for gathering service. FERC also ordered refunds to customers for the difference, if any, between the originally proposed levels and the revised rates ordered by the FERC. We believe the amount of any rate refund would be minimal since most transportation services are discounted from the maximum rate. GulfTerra Texas has established a reserve for refunds. In July 2002, GulfTerra Texas requested rehearing on certain issues raised by the FERC's order, including the depreciation rates and the requirement to separately state a gathering rate. GulfTerra Texas' request for rehearing has been granted and is pending before the FERC.

     In July 2002, Falcon Gas Storage also requested late intervention and rehearing of the order. Falcon asserts that GulfTerra Texas' imbalance penalties and terms of service preclude third parties from offering imbalance management services. Meanwhile in December 2002, GulfTerra Texas amended its Statement of Operating Conditions to provide shippers the option of resolving daily imbalances using a third-party imbalance service provider. Falcon objected to the changes, complaining that imbalance resolution is the lowest priority of service. GulfTerra Texas responded to Falcon's objection and untimely intervention, repeating its request that Falcon's intervention be dismissed.

     In December 2002, GulfTerra Texas requested FERC approval of market-based rates for interstate gas storage services performed at its Wilson storage facility. The filing was in compliance with a requirement to rejustify its existing rates or request new rates by December 20, 2002. The requested market-based rates are currently subject to refund. Falcon also intervened in this filing, complaining that market-based rates should be denied because of their complaint about access on the GulfTerra Texas pipeline for third party imbalance services. We filed a response stating that their complaint is not relevant to the rate case, that a severance of this issue has been requested in the GulfTerra Texas pipeline rate case, and requesting a dismissal of their intervention. This matter is pending before the FERC.

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

  Guarantees

     We conduct our businesses through our wholly-owned subsidiaries, joint ventures and other ownership arrangements to construct, operate and finance the development of our onshore and offshore midstream energy businesses. Third parties routinely require us to provide performance and financial guarantees to support the obligations of our subsidiaries under contracts entered into in connection with our business. The events and circumstances that may require us, on behalf of our subsidiaries, to perform under these guarantees include nonperformance by our joint ventures and other affiliates of services, such as gathering, transportation, processing and storage services, and nonpayment of contractual obligations.

     As of March 31, 2003, we had approximately $137.9 million of performance guarantees in connection with the activities of our joint ventures and other affiliates. Such contingent obligations are not recorded in our consolidated financial statements unless they become payable. The most significant of our performance guarantee commitments is related to the construction of the Marco Polo TLP facility. We have guaranteed the payment of approximately $51 million as of March 31, 2003, under the turnkey construction contract between Deepwater Gateway and the construction contractor. We are obligated to perform under this guarantee should Deepwater Gateway fail to satisfy its obligations by drawing under its $155 million project finance loan or Deepwater Gateway's joint venture partners fail to perform under their joint venture agreement. Our commitment under this guarantee is scheduled to expire in 2003.

     We are also obligated under an agreement with certain lenders to make payments on behalf of Deepwater Gateway to the extent of any distributions we or any of our subsidiaries receive from Deepwater Gateway up to $22.5 million, if Deepwater Gateway defaults on its payment obligations under its project finance loan. Neither we nor any of our subsidiaries have received any distributions from Deepwater Gateway as March 31, 2003.

  Other Matters

     Falcon Gas Storage Company, Inc. and its affiliate Hill-Lake Gas Storage, L.P. ("Falcon") filed a formal complaint in March 2003 at the Railroad Commission of Texas claiming that GulfTerra Texas' imbalance penalties and terms of service preclude third parties from offering hourly imbalance management services on the GulfTerra Texas system. GulfTerra Texas filed a response specifically denying Falcon's assertions and requesting that the complaint be denied.

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

7. ACCOUNTING FOR HEDGING ACTIVITIES

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

     In August 2002, we entered into a derivative financial instrument to hedge our exposure during 2003 to changes in natural gas prices relating to gathering activities in the San Juan Basin in anticipation of our acquisition of the San Juan assets. The derivative is a financial swap on 30,000 MMBtu per day whereby we receive a fixed price of $3.525 per MMBtu and pay a floating price based on the San Juan index. Beginning with the acquisition date in November 2002, we are accounting for this derivative as a cash flow hedge under SFAS No. 133. In February 2003, we entered into an additional derivative financial instrument to continue to hedge our exposure during 2004 to changes in natural gas prices relating to gathering activities in the San Juan Basin. The derivative is a financial swap on 15,000 MMBtu per day whereby we receive a fixed price of $3.95 per MMBtu and pay a floating price based on the San Juan index. We are accounting for this derivative as a cash flow hedge under SFAS No. 133. As of March 31, 2003, the fair value of these cash flow hedges was a liability of $10.8 million. For the quarter ended March 31, 2003, we reclassified a loss of $4.1 million from accumulated other comprehensive income to earnings. No ineffectiveness exists in our hedging relationship because all purchase and sale prices are based on the same index and volumes as the hedge transaction. We estimate the entire amount will be reclassified from accumulated other comprehensive income to earnings over the next 21 months and approximately $8.9 million will be reclassified to earnings over the next twelve months.

     At March 31, 2003, in connection with our EPIA operations, we have fixed price contracts with specific customers for the sale of predetermined volumes of natural gas for delivery over established periods of time. We entered into cash flow hedges in 2002 and 2003 to offset the risk of increasing natural gas prices. As of March 31, 2003, the fair value of these cash flow hedges was an asset of approximately $192 thousand. For the quarter ended March 31, 2003, the majority of these cash flow hedges expired and we reclassified a gain of $210 thousand from accumulated other comprehensive income to earnings. No ineffectiveness exists in our hedging relationship because all purchase and sale prices are based on the same index and volumes as the hedge transaction. We estimate the entire amount will be reclassified from accumulated other comprehensive income to earnings over the next quarter.

     In January 2002, Poseidon entered into a two-year interest rate swap agreement to fix the variable LIBOR based interest rate on $75 million of its $185 million variable rate revolving credit facility at 3.49% over the life of the swap. Under its credit facility, Poseidon pays an additional 150 basis points over LIBOR resulting in an effective interest rate at 4.99% on the hedged notional amount. As of March 31, 2003, the fair value of its interest rate swap was a liability of $1.0 million resulting in accumulated other comprehensive loss of $1.0 million. We included our 36 percent share of this liability of $0.4 million as a reduction of our investment in Poseidon and as a loss in accumulated other comprehensive income which we estimate will be reclassified to earnings proportionately over the next nine months. Additionally, we have recognized in income our 36 percent share of Poseidon's realized loss of $0.4 million for the quarter ended March 31, 2003, or $0.1 million, through our earnings from unconsolidated affiliates.

     The counterparty for our San Juan hedging activities is J. Aron and Company, a subsidiary of Goldman Sachs. We do not require collateral and do not anticipate non-performance by this counterparty. The counterparty for our EPIA hedging activities is El Paso Merchant Energy, an affiliate of our general partner. We do not require collateral and do not anticipate non-performance by this counterparty. The counterparty for Poseidon's hedging activity is Credit Lyonnais. Poseidon does not require collateral and does not anticipate non-performance by this counterparty.

8. BUSINESS SEGMENT INFORMATION

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

     We measure segment performance using earnings before interest, income taxes, depreciation and amortization (EBITDA), which we formerly referred to as "Performance Cash Flows," or an asset's ability to generate income. EBITDA is used in the evaluation of our businesses and should not be considered as an alternative to net income as an indicator of our operating performance. EBITDA may not be a comparable measurement among different companies. Following are results as of and for the periods ended March 31:

                          QUARTER ENDED MARCH 31, 2003

                                   NATURAL GAS    OIL AND     NATURAL
                                   PIPELINES &      NGL         GAS      PLATFORM
                                     PLANTS      LOGISTICS    STORAGE    SERVICES   OTHER(1)     TOTAL
                                   -----------   ----------   --------   --------   --------   ----------
                                                               (IN THOUSANDS)
Revenue from external
  customers......................  $  197,189     $ 60,799    $ 11,606   $  4,382   $  4,950   $  278,926
Intersegment revenue.............          38           --          92        646       (776)          --
Depreciation, depletion and
  amortization...................      16,553        2,197       2,962      1,200        785       23,697
Operating income.................      60,326        5,441       4,039      3,035      2,160       75,001
Earnings from unconsolidated
  affiliates.....................         629        2,687          --         --         --        3,316
EBITDA...........................      77,802       11,600       7,001      4,235      5,266      105,904
Assets...........................   2,249,828      322,324     326,795    160,128    108,407    3,167,482

                          QUARTER ENDED MARCH 31, 2002

                                    NATURAL GAS    OIL AND     NATURAL
                                    PIPELINES &      NGL         GAS      PLATFORM
                                      PLANTS      LOGISTICS    STORAGE    SERVICES   OTHER(1)     TOTAL
                                    -----------   ----------   --------   --------   --------   ----------
                                                                (IN THOUSANDS)
Revenue from external customers...   $ 40,360      $  8,826    $  4,388   $  4,462   $  3,508   $   61,544
Intersegment revenue..............         59            --          --      3,109     (3,168)          --
Depreciation, depletion and
  amortization....................      6,505         1,468       1,401      1,092      2,083       12,549
Operating income (loss)...........     13,355         4,747       1,308      6,093     (3,106)      22,397
Earnings from unconsolidated
  affiliates......................         --         3,361          --         --         --        3,361
EBITDA............................     20,178        10,715       2,709     12,822      2,094       48,518
Assets............................    561,831       191,425     256,254    277,373    205,307    1,492,190

----------

(1) Represents predominately our oil and natural gas production activities as well as intersegment eliminations.

9. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     We hold investments in various affiliates which we account for using the equity method of accounting. Summarized financial information for these investments are as follows:

                          QUARTER ENDED MARCH 31, 2003
                                 (IN THOUSANDS)

                                                                  DEEPWATER
                                                         COYOTE    GATEWAY    POSEIDON   TOTAL
                                                         ------   ---------   --------   ------
OWNERSHIP INTEREST.....................................   50%      50%          36%
                                                         ======      ===      ========
OPERATING RESULTS DATA:
  Operating revenues...................................  $1,923      $--      $357,769
  Crude oil purchases..................................      --       --       345,707
                                                         ------      ---      --------
  Gross margin.........................................   1,923       --        12,062
  Other income.........................................       2       13            21
  Operating expenses...................................    (121)      --          (771)
  Depreciation.........................................    (339)      --        (2,084)
  Other expenses.......................................    (197)      (5)       (1,475)
                                                         ------      ---      --------
  Net income...........................................  $1,268      $ 8      $  7,753
                                                         ======      ===      ========
OUR SHARE:
  Allocated income.....................................  $  634      $ 4      $  2,791
  Adjustments(1).......................................      (5)      (4)         (104)
                                                         ------      ---      --------
  Earnings from unconsolidated affiliates..............  $  629      $--      $  2,687   $3,316
                                                         ======      ===      ========   ======
  Allocated distributions..............................  $  750      $--      $  3,960   $4,710
                                                         ======      ===      ========   ======

                          QUARTER ENDED MARCH 31, 2002
                                 (IN THOUSANDS)

                                                              POSEIDON
                                                              --------
OWNERSHIP INTEREST..........................................    36%
                                                              ========
OPERATING RESULTS DATA:
  Operating revenues........................................  $235,024
  Crude oil purchases.......................................   220,847
                                                              --------
  Gross margin..............................................    14,177
  Other income..............................................        25
  Operating expenses........................................      (925)
  Depreciation..............................................    (2,049)
  Other expenses............................................    (1,702)
                                                              --------
  Net income................................................  $  9,526
                                                              ========
OUR SHARE:
  Allocated income..........................................  $  3,429
  Adjustments(1)............................................       (68)
                                                              --------
  Earnings from unconsolidated affiliate....................  $  3,361
                                                              ========
  Allocated distributions...................................  $  4,500
                                                              ========

----------

(1) We recorded adjustments primarily for differences from estimated earnings reported in our Quarterly Report on Form 10-Q and actual earnings reported in the unaudited financial statements of our unconsolidated affiliates.

10. RELATED PARTY TRANSACTIONS

     Our transactions with related parties and affiliates are as follows:

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Revenues received from related parties
  Natural gas pipelines and plants..........................  $22,950   $ 9,176
  Oil and NGL logistics.....................................    6,869     6,233
  Other.....................................................       --     2,918
                                                              -------   -------
                                                              $29,819   $18,327
                                                              =======   =======
Expenses paid to related parties
  Cost of natural gas.......................................  $14,975   $ 8,401
  Operating expenses........................................   23,717     8,800
                                                              -------   -------
                                                              $38,692   $17,201
                                                              =======   =======
Reimbursements received from related parties
  Operating expenses........................................  $   525   $   525
                                                              =======   =======

     There have been no changes to our related party relationships, except as described below, from those described in Note 9 of our audited financial statements filed in our 2002 Form 10-K.

     In the first quarter of 2003, our related party revenue was 11 percent of total revenue compared to 30 percent in the first quarter of 2002. Our total revenues for the first quarter of 2003 have increased as a result of our acquisitions during 2002. Also, we have undertaken efforts to reduce our related party revenue with affiliates of El Paso Corporation by replacing our month-to-month, market price sales of natural gas with similar arrangements with third parties. Revenue from these types of sales for the first quarter of 2003 were approximately $3 million compared to approximately $22.2 million in the fourth quarter of 2002.

  Revenues received from related parties

     Our revenues from related parties increased as a result of our April 2002 EPN Holding transaction in which we acquired gathering, transportation and processing contracts with affiliates of our general partner. Our expenses paid to related parties increased as a result of our April 2002 EPN Holding transaction and November 2002 San Juan transaction.

  Other Matters

     In addition to the related party transactions discussed above, pursuant to the terms of many of the purchase and sale agreements we have entered into with various entities controlled directly or indirectly by El Paso Corporation, we have been indemnified for potential future liabilities, expenses and capital requirements above a negotiated threshold. Specifically, an indirect subsidiary of El Paso Corporation has indemnified us for specific litigation matters to the extent the ultimate resolutions of these matters result in judgments against us. For a further discussion of these matters see Note 6, Commitments and Contingencies, Legal Proceedings. Some of our agreements obligate certain indirect subsidiaries of El Paso Corporation to pay for capital costs related to maintaining assets which were acquired by us, if such costs exceed negotiated thresholds. We have made no such claims for reimbursement to date but may make claims based on our 2002 expenditures and on our expected 2003 expenditure requirements.

     We have also entered into capital contribution arrangements with regulated pipelines owned by El Paso Corporation in the past, and will most likely do so in the future, as part of our normal commercial activities in the Gulf of Mexico. Regulated pipelines often contribute capital toward the construction costs of gathering facilities owned by others which are connected to their pipelines. We have agreements with ANR Pipeline Company and Tennessee Gas Pipeline Company under which we will receive a total of approximately $25 million of capital toward the construction of gathering pipelines to the Marco Polo, Phoenix and Medusa discoveries, payable over the next eighteen months.

     The following table provides summary data categorized by our related parties:

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Revenues received from related parties
  El Paso Corporation
     El Paso Merchant Energy North America Company..........  $10,812   $ 2,920
     El Paso Production Company.............................    2,358     1,093
     Tennessee Gas Pipeline Company.........................       55        --
     El Paso Field Services.................................   16,594    14,314
                                                              -------   -------
                                                              $29,819   $18,327
                                                              =======   =======
Cost of natural gas purchased from related parties
  El Paso Corporation
     El Paso Merchant Energy North America Company..........  $10,278   $ 7,210
     El Paso Production Company.............................       --     1,114
     Tennessee Gas Pipeline Company.........................       --        77
     El Paso Field Services.................................    4,677        --
     El Paso Natural Gas Company............................       20        --
                                                              -------   -------
                                                              $14,975   $ 8,401
                                                              =======   =======
Operating expenses paid to related parties
  El Paso Corporation
     El Paso Field Services.................................  $23,624   $ 8,690
  Unconsolidated Subsidiaries
     Poseidon Oil Pipeline Company..........................       93       110
                                                              -------   -------
                                                              $23,717   $ 8,800
                                                              =======   =======
Reimbursements received from related parties
  Unconsolidated Subsidiaries
     Poseidon Oil Pipeline Company..........................  $   525   $   525
                                                              =======   =======

     At March 31, 2003, and December 31, 2002, our accounts receivable due from related parties was $75.0 million and $83.8 million. At March 31, 2003 and December 31, 2002, our accounts payable due to related parties was $107.9 million and $86.1 million.

     Our accounts receivable due from related parties consisted of the following as of:

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
El Paso Corporation
  El Paso Production Company................................  $  2,720      $ 4,346
  El Paso Merchant Energy North America Company.............    34,272       30,512
  El Paso Field Services....................................    27,367       36,071
  El Paso Natural Gas Company...............................     4,374        1,033
  Other.....................................................     1,928        2,228
                                                              --------      -------
                                                                70,661       74,190
                                                              --------      -------
Unconsolidated Subsidiaries
Deepwater Gateway...........................................     4,331        9,636
Other.......................................................         8           --
                                                              --------      -------
                                                                 4,339        9,636
                                                              --------      -------
          Total.............................................  $ 75,000      $83,826
                                                              ========      =======

     Our accounts payable due to related parties consisted of the following as of:

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
El Paso Corporation
  El Paso Merchant Energy North America Company.............  $ 14,468      $ 8,871
  El Paso Production Company................................    19,914       14,518
  El Paso Field Services....................................    59,153       55,648
  Tennessee Gas Pipeline Company............................     4,665        1,319
  El Paso Natural gas Company...............................     3,023        1,475
  El Paso Corporation.......................................     2,702        4,181
  Other.....................................................       969          132
                                                              --------      -------
                                                               104,894       86,144
                                                              --------      -------

Unconsolidated Subsidiaries.................................     2,980           --
                                                              --------      -------
          Total.............................................  $107,874      $86,144
                                                              ========      =======

     In connection with the San Juan assets acquisition in November 2002, we acquired a 50 percent interest in Coyote Gas Treating L.L.C. As part of this transaction we assumed a note receivable due from our unconsolidated affiliate, Coyote, for $17.1 million.

     In connection with the sale of our Gulf of Mexico assets in January 2001, El Paso Corporation agreed to make quarterly payments to us of $2.25 million for three years beginning March 2001 and $2 million in the first quarter of 2004. The present value of the amounts due from El Paso Corporation were classified as follows:

                                                              MARCH 31    DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
Accounts receivable, net....................................   $8,323       $ 8,403
Other noncurrent assets.....................................       --         1,960
                                                               ------       -------
                                                               $8,323       $10,363
                                                               ======       =======

11. GUARANTOR FINANCIAL INFORMATION

     As of March 31, 2003, our revolving credit facility, GulfTerra Holding term credit facility and senior secured term loan are guaranteed by each of our subsidiaries, excluding our unrestricted subsidiaries (Matagorda Island Area Gathering System, Arizona Gas Storage, L.L.C. and GulfTerra Arizona Gas, L.L.C.), and our general partner, and are collateralized by our general partner's general and administrative services agreement and substantially all of our assets. In addition, all of our senior subordinated notes are jointly, severably, fully and unconditionally guaranteed by us and all of our subsidiaries, excluding our unrestricted subsidiaries. The consolidating eliminations column on our condensed consolidating balance sheets below eliminate our investment in consolidated subsidiaries, intercompany payables and receivables and other transactions between subsidiaries. The consolidating eliminations column in our condensed consolidating statements of income and cash flows eliminate earnings from our consolidated affiliates.

     Non-guarantor subsidiaries as of and for the quarter ended March 31, 2003, consisted of our unrestricted subsidiaries. Non-guarantor subsidiaries for the quarter ended March 31, 2002, consisted of Argo and Argo I which owned the Prince TLP. As a result of our disposal of the Prince TLP and our related overriding royalty interest in April 2002, the results of operations and net book value of these assets are reflected as discontinued operations in our statements of income and assets held for sale in our balance sheets and Argo and Argo I became guarantor subsidiaries.

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                              NON-GUARANTOR    GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                    ISSUER    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                   --------   -------------   ------------   -------------   ------------
                                                       (IN THOUSANDS)
Operating revenues...............  $     --       $277          $278,649       $     --        $278,926
Operating expenses
  Cost of natural gas............        --         --           139,584             --         139,584
  Operation and maintenance......       467         74            40,103             --          40,644
  Depreciation, depletion and
     amortization................        37         10            23,650             --          23,697
                                   --------       ----          --------       --------        --------
                                        504         84           203,337             --         203,925
                                   --------       ----          --------       --------        --------
Operating income (loss)..........      (504)       193            75,312             --          75,001
                                   --------       ----          --------       --------        --------
Other income (loss)
  Earnings from consolidated
     affiliates..................    61,505         --                --        (61,505)             --
  Earnings from unconsolidated
     affiliates..................        --         --             3,316             --           3,316
  Net gain on sales of assets....        --         --               106             --             106
  Minority interest..............        --        (33)               --             --             (33)
  Other income...................       248         --               135             --             383
Interest and debt expense........   (15,272)        --           (19,214)            --         (34,486)
Loss due to write-off of debt
  issuance costs.................    (3,762)        --                --             --          (3,762)
                                   --------       ----          --------       --------        --------
Income from continuing
  operations.....................    42,215        160            59,655        (61,505)         40,525
Cumulative effect of accounting
  change.........................        --         --             1,690             --           1,690
                                   --------       ----          --------       --------        --------
  Net income (loss)..............  $ 42,215       $160          $ 61,345       $(61,505)       $ 42,215
                                   ========       ====          ========       ========        ========

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                              NON-GUARANTOR    GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                    ISSUER    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                    -------   -------------   ------------   -------------   ------------
                                                        (IN THOUSANDS)
Operating revenues................  $    --      $   --         $ 61,544       $     --        $ 61,544
Operating expenses
  Cost of natural gas.............       --          --           12,158             --          12,158
  Operation and maintenance.......    3,272          --           11,168             --          14,440
  Depreciation, depletion and
     amortization.................      161          --           12,388             --          12,549
                                    -------      ------         --------       --------        --------
                                      3,433          --           35,714             --          39,147
                                    -------      ------         --------       --------        --------
Operating income (loss)...........   (3,433)         --           25,830             --          22,397
                                    -------      ------         --------       --------        --------
Other income (loss)
  Earnings from consolidated
     affiliates...................   11,684          --            4,004        (15,688)             --
  Earnings from unconsolidated
     affiliates...................       --          --            3,361                          3,361
  Net gain on sales of assets.....       --          --              315             --             315
  Other income (loss).............      436          --              (10)            --             426
Interest and debt expense.........   10,439          --          (22,197)            --         (11,758)
                                    -------      ------         --------       --------        --------
Income from continuing
  operations......................   19,126          --           11,303        (15,688)         14,741
Income from discontinued
  operations......................       --       4,004              381             --           4,385
                                    -------      ------         --------       --------        --------
  Net income......................  $19,126      $4,004         $ 11,684       $(15,688)       $ 19,126
                                    =======      ======         ========       ========        ========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 2003

                                              NON-GUARANTOR    GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                   ISSUER     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                 ----------   -------------   ------------   -------------   ------------
                                                              (IN THOUSANDS)
Current assets
  Cash and cash equivalents....  $    6,491      $   --        $    5,758     $        --     $   12,249
  Accounts receivable, net
     Trade.....................          --       3,114           142,026              --        145,140
     Affiliates................     715,170          --            64,753        (704,923)        75,000
  Affiliated note receivable...          --          --            17,100              --         17,100
  Other current assets.........         661          --               824              --          1,485
                                 ----------      ------        ----------     -----------     ----------
     Total current assets......     722,322       3,114           230,461        (704,923)       250,974
Property, plant and equipment,
  net..........................       6,988         444         2,783,328              --      2,790,760
Intangible assets..............          --          --             3,585              --          3,585
Investment in unconsolidated
  affiliates...................          --       5,330            72,399              --         77,729
Investment in consolidated
  affiliates...................   1,843,558          --               853      (1,844,411)            --
Other noncurrent assets........     204,205          --            10,228        (169,999)        44,434
                                 ----------      ------        ----------     -----------     ----------
  Total assets.................  $2,777,073      $8,888        $3,100,854     $(2,719,333)    $3,167,482
                                 ==========      ======        ==========     ===========     ==========
Current liabilities
  Accounts payable
     Trade.....................  $       --      $  125        $   94,008     $        --     $   94,133
     Affiliates................      18,487       3,075           791,235        (704,923)       107,874
  Accrued interest.............      34,028          --               681              --         34,709
  Current maturities of senior
     secured term loan.........       5,000          --                --              --          5,000
  Other current liabilities....       1,629           4            16,543              --         18,176
                                 ----------      ------        ----------     -----------     ----------
     Total current
       liabilities.............      59,144       3,204           902,467        (704,923)       259,892
Revolving credit facility......     471,000          --                --              --        471,000
Senior secured term loan, less
  current maturities...........     155,000          --           160,000              --        315,000
Long-term debt.................   1,157,658          --                --              --      1,157,658
Other noncurrent liabilities...          (1)         --           197,685        (169,999)        27,685
Minority interest..............          --       1,975                --              --          1,975
Partners' capital..............     934,272       3,709         1,840,702      (1,844,411)       934,272
                                 ----------      ------        ----------     -----------     ----------
  Total liabilities and
     partners' capital.........  $2,777,073      $8,888        $3,100,854     $(2,719,333)    $3,167,482
                                 ==========      ======        ==========     ===========     ==========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 2002

                                              NON-GUARANTOR    GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                   ISSUER     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                 ----------   -------------   ------------   -------------   ------------
                                                              (IN THOUSANDS)
Current assets
  Cash and cash equivalents....  $   20,777      $   --        $   15,322     $        --     $   36,099
  Accounts receivable, net
     Trade.....................          --          74           139,445              --        139,519
     Affiliates................     709,230       3,055            67,513        (695,972)        83,826
  Affiliated note receivable...          --          --            17,100              --         17,100
  Other current assets.........       1,118          --             2,333              --          3,451
                                 ----------      ------        ----------     -----------     ----------
          Total current
            assets.............     731,125       3,129           241,713        (695,972)       279,995
Property, plant and equipment,
  net..........................       6,716         454         2,717,768              --      2,724,938
Intangible assets..............          --          --             3,970              --          3,970
Investment in unconsolidated
  affiliates...................          --       5,197            73,654              --         78,851
Investment in consolidated
  affiliates...................   1,787,767          --               693      (1,788,460)            --
Other noncurrent assets........     205,262          --             7,879        (169,999)        43,142
                                 ----------      ------        ----------     -----------     ----------
          Total assets.........  $2,730,870      $8,780        $3,045,677     $(2,654,431)    $3,130,896
                                 ==========      ======        ==========     ===========     ==========
Current liabilities
  Accounts payable
     Trade.....................  $       --      $  302        $  126,422     $        --     $  126,724
     Affiliates................      18,867       2,982           760,267        (695,972)        86,144
  Accrued interest.............      14,221          --               807              --         15,028
  Current maturities of senior
     secured term loan.........          --          --             5,000              --          5,000
  Other current liabilities....       1,645           5            19,545              --         21,195
                                 ----------      ------        ----------     -----------     ----------
          Total current
            liabilities........      34,733       3,289           912,041        (695,972)       254,091
Revolving credit facility......     491,000          --                --              --        491,000
Senior secured term loans, less
  current maturities...........     397,500          --           155,000              --        552,500
Long-term debt.................     857,786          --                --              --        857,786
Other noncurrent liabilities...          (1)         --           193,725        (169,999)        23,725
Minority interest..............          --       1,942                --              --          1,942
Partners' capital..............     949,852       3,549         1,784,911      (1,788,460)       949,852
                                 ----------      ------        ----------     -----------     ----------
          Total liabilities and
            partners'
            capital............  $2,730,870      $8,780        $3,045,677     $(2,654,431)    $3,130,896
                                 ==========      ======        ==========     ===========     ==========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                                      NON-GUARANTOR    GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                           ISSUER     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                          ---------   -------------   ------------   -------------   ------------
                                                                      (IN THOUSANDS)
Cash flows from operating activities
  Net income............................  $  42,215       $ 160         $ 61,345       $(61,505)       $ 42,215
  Less cumulative effect of accounting
    change..............................         --          --            1,690             --           1,690
                                          ---------       -----         --------       --------        --------
  Income from continuing operations.....     42,215         160           59,655        (61,505)         40,525
  Adjustments to reconcile net income to
    net cash provided by operating
    activities
    Depreciation, depletion and
       amortization.....................         37          10           23,650             --          23,697
    Distributed earnings of
       unconsolidated affiliates
       Earnings from unconsolidated
         affiliates.....................         --          --           (3,316)            --          (3,316)
       Distributions from unconsolidated
         affiliates.....................         --          --            4,710             --           4,710
    Net loss on sale of assets..........         --          --             (106)            --            (106)
    Other noncash items.................      5,970          33              242             --           6,245
  Working capital changes, net of
    non-cash transactions...............     17,888        (170)         (18,029)            --            (311)
                                          ---------       -----         --------       --------        --------
         Net cash provided by operating
           activities...................     66,110          33           66,806        (61,505)         71,444
                                          ---------       -----         --------       --------        --------
Cash flows from investing activities
  Additions to property, plant and
    equipment...........................       (309)         --          (81,628)            --         (81,937)
  Proceeds from sale of assets..........         --          --            3,088             --           3,088
  Additions to investments in
    unconsolidated affiliates...........         --        (133)              --             --            (133)
                                          ---------       -----         --------       --------        --------
         Net cash used in investing
           activities...................       (309)       (133)         (78,540)            --         (78,982)
                                          ---------       -----         --------       --------        --------
Cash flows from financing activities
  Net proceeds from revolving credit
    facility............................     98,991          --               --             --          98,991
  Repayments of revolving credit
    facility............................   (119,000)         --               --             --        (119,000)
  Net proceeds from senior secured
    acquisition term loan...............   (237,500)         --               --             --        (237,500)
  Net proceeds from issuance of
    long-term debt......................    293,277          --               --             --         293,277
  Advances with affiliates..............     (2,270)        100            2,170             --              --
  Distributions to partners.............    (52,080)         --               --             --         (52,080)
                                          ---------       -----         --------       --------        --------
         Net cash provided by (used in)
           financing activities.........    (18,582)        100            2,170             --         (16,312)
                                          ---------       -----         --------       --------        --------
Increase (decrease) in cash and cash
  equivalents...........................  $  47,219       $  --         $ (9,564)      $(61,505)        (23,850)
                                          =========   =============   ============   =============
Cash and cash equivalents
  Beginning of period...................                                                                 36,099
                                                                                                     ------------
  End of period.........................                                                               $ 12,249
                                                                                                     ============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                                   NON-GUARANTOR    GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                         ISSUER    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                        --------   -------------   ------------   -------------   ------------
                                                            (IN THOUSANDS)
Cash flows from operating activities
  Net income..........................  $ 19,126      $ 4,004        $ 11,684       $(15,688)       $ 19,126
  Less income from discontinued
     operations.......................        --        4,004             381             --           4,385
                                        --------      -------        --------       --------        --------
  Income from continuing operations...    19,126           --          11,303        (15,688)         14,741
  Adjustments to reconcile net income
     to net cash provided by operating
     activities
     Depreciation, depletion and
       amortization...................       161           --          12,388             --          12,549
     Distributed earnings of
       unconsolidated affiliates
       Earnings from unconsolidated
          affiliates..................        --           --          (3,361)            --          (3,361)
       Distributions from
          unconsolidated affiliates...        --           --           4,500             --           4,500
     Net gain on sale of assets.......        --           --            (315)            --            (315)
     Other noncash items..............     1,090           --             175             --           1,265
  Working capital changes, net of
     non-cash transactions............     7,688       (1,884)          2,595             --           8,399
                                        --------      -------        --------       --------        --------
  Net cash provided by continuing
     operations.......................    28,065       (1,884)         27,285        (15,688)         37,778
  Net cash provided by discontinued
     operations.......................        --        4,631             798             --           5,429
                                        --------      -------        --------       --------        --------
          Net cash provided by
            operating activities......    28,065        2,747          28,083        (15,688)         43,207
                                        --------      -------        --------       --------        --------
Cash flows from investing activities
  Additions to property, plant and
     equipment........................    (1,129)          --         (33,981)            --         (35,110)
  Proceeds from sale of assets........        --           --           5,460             --           5,460
                                        --------      -------        --------       --------        --------
  Net cash provided by (used in)
     investing activities of
     continuing operations............    (1,129)          --         (28,521)            --         (29,650)
  Net cash used in investing
     activities of discontinued
     operations.......................        --       (3,523)             --             --          (3,523)
                                        --------      -------        --------       --------        --------
          Net cash used in investing
            activities................    (1,129)      (3,523)        (28,521)            --         (33,173)
                                        --------      -------        --------       --------        --------
Cash flows from financing activities
  Net proceeds from revolving credit
     facility.........................   143,978           --              --             --         143,978
  Net proceeds from issuance of common
     units............................        56           --              --             --              56
  Advances with affiliates............   (17,973)       8,459           9,514             --              --
  Distributions to partners...........   (33,717)          --              --             --         (33,717)
                                        --------      -------        --------       --------        --------
  Net cash provided by financing
     activities of continuing
     operations.......................    92,344        8,459           9,514             --         110,317
  Net cash used in financing
     activities of discontinued
     operations.......................        --           (3)             --             --              (3)
                                        --------      -------        --------       --------        --------
          Net cash provided by
            financing activities......    92,344        8,456           9,514             --         110,314
                                        --------      -------        --------       --------        --------
Increase in cash and cash
  equivalents.........................  $119,280      $ 7,680        $  9,076       $(15,688)        120,348
                                        ========      =======        ========       ========
Cash and cash equivalents
  Beginning of period.................                                                                13,084
                                                                                                    --------
  End of period.......................                                                              $133,432
                                                                                                    ========

12. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, except for provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarter that began prior to June 15, 2003, which are applicable on their respective effective dates. We are required to adopt the provisions of this statement prospectively, unless otherwise prescribed. We are currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A and 8, in our Annual Report on Form 10-K for the year ended December 31, 2002, in addition to the interim financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

NAME CHANGE

     In May 2003 we changed our name to GulfTerra Energy Partners, L.P. (NYSE:
GTM) from El Paso Energy Partners, L.P. (NYSE: EPN). In connection with our name change, we have also changed the names of several subsidiaries. See Note 1. Financial Statements. Our new name reflects the breadth and depth of our business activities, including our pipelines and platforms in the waters of the Gulf of Mexico to thousands of miles of gathering and transportation lines in the southwest, our asset base spans the midstream.

     The Gulf portion of our new name represents our origins ten years ago offshore in the Gulf of Mexico -- the extensive infrastructure base we have built over the past decade to meet the needs of Gulf producers and the near limitless potential remaining for growth in the critically important Deep Water trend of the Gulf of Mexico.

     The Terra portion of our name reflects the other aspect of our diverse midstream asset base including the pipelines, processing and treating plants, and storage facilities located onshore. Terra also represents the rock-solid strategy that has delivered years of outstanding results for our unitholders.

GENERAL PARTNER RELATIONSHIP

  Our corporate governance structure and independence initiatives

     We continually strive to improve our corporate governance model. During the first quarter of 2003, we identified and evaluated a number of changes that could be made to our corporate structure to better address potential conflicts of interest and to better balance the risks and rewards of significant relationships with our affiliates, which we refer to as Independence Initiatives. Through May 2003, we have implemented the following:

     - added an additional independent director to our board of directors, bringing the number of independent directors to four of the six-member board;

     - established a governance and compensation committee of our board of directors consisting solely of independent directors;

     - changed our name to GulfTerra Energy Partners, L.P.;

     - received a letter of credit from El Paso Merchant Energy North America totaling $5.1 million regarding our existing customer/contractual relationships with them;

     - modified our partnership agreement to: (1) eliminate El Paso Corporation's right to vote its common units with respect to the removal of the general partner; (2) increase the common unit vote to 67 percent from 55 percent to remove the general partner; and (3) require the unanimous vote of our general partner's board of directors to voluntarily file the general partner or the partnership into bankruptcy;

     - completed a resource support agreement with El Paso Corporation; and

     - reorganized our structure, further reducing our interrelationships with El Paso Corporation, into GulfTerra Energy Company, L.L.C., a Delaware limited liability company that is required to have:

      - no material assets other than its interests in us;

      - no material operations other than those relating to our operations;

      - no material debt or other obligations other than those owed to us or our creditors;

      - no material liens other than those securing obligations owed to us or our creditors; and

      - no employees.

     We are in the process of implementing the following Independence
Initiatives:

      - adding one more independent director to the board of directors, and

      - negotiating a master netting agreement that could partially mitigate our risks associated with our ongoing contractual arrangements with El Paso Corporation or any of its subsidiaries. Approval must be received from our general partner's board of directors and from El Paso Corporation prior to executing the master netting agreement.

     Under the partnership agreement, our general partner has agreed not to voluntarily withdraw as general partner prior to December 31, 2002. Now that this obligation has expired, our general partner can withdraw with 90 days notice. We have no employees today, a condition that is common among MLPs. Although this arrangement has worked well for us in the past and continues to work well for us, we are evaluating the direct employment of the personnel who manage the day-to-day operations of our assets.

Our relationship with El Paso Corporation

     El Paso Corporation, a NYSE-listed company, is a leading provider of natural gas services and the largest pipeline company in North America. Through its subsidiaries, El Paso Corporation:

     - owns 100 percent of our general partner; however, El Paso Corporation has publicly announced that it intends to sell up to ten percent of its general partner interest.

     - is a significant stake-holder in us -- it owns approximately 26.5 percent, or 11,674,245, of our common units (which decreased to 24.6 percent as a result of our April 2003 common unit offering), all 10,937,500 of our newly issued Series C units, which we issued in November 2002 for $350 million, all 125,392 of our outstanding Series B preference units, with a liquidation value of approximately $161 million at March 31, 2003 (which decreased to 124,584 Series B preference units, with a liquidation value of approximately $160 million as a result of El Paso Corporation's contribution to us of approximately $1 million in liquidation value of Series B preference units to maintain its one percent general partner interest in conjunction with our April 2003 common unit offering) and our one percent general partner interest.

     - is a customer of ours. As with other large energy companies, we have entered into a number of contracts with El Paso Corporation and its affiliates.

     - has in the past publicly announced its intention to use us as its primary vehicle for growth and development of its midstream energy business; however, El Paso Corporation is neither contractually nor legally bound to use us as its primary vehicle for growth and development of midstream energy assets, and may reconsider its relationship with us any time, without notice.

     As discussed previously, we have implemented, and are in the process of implementing, a number of Independence Initiatives that are designed to help us better manage the rewards and risks relating to our relationship with El Paso Corporation. However, even in the light of these Independence Initiatives or any other arrangements, we may still be adversely affected if El Paso Corporation continues to suffer financial stress.

RELATED PARTY TRANSACTIONS

     In our normal course of business we enter into transactions with various entities controlled directly or indirectly by El Paso Corporation. For the quarter ended March 31, 2003, $10.8 million of our related party revenue came from El Paso Merchant Energy North America Company (Merchant Energy), a direct subsidiary of El Paso Corporation. In November 2002, El Paso Corporation announced its intention to exit the energy trading business. Accordingly, we are in the process of replacing our month-to-month, market priced sales of natural gas to Merchant Energy, which in the quarter ended March 31, 2003 represented revenue of approximately $3.0 million, reduced from $22.2 million for the fourth quarter 2002, with similar arrangements with third parties. In addition, Merchant Energy could sell or transfer to third parties the natural gas transportation and storage agreements they have with us, or Merchant Energy could request a cancellation of the transportation and storage agreements prior to expiration of the relevant agreements. In the quarter ended March 31, 2003, these agreements represented revenue of approximately $7.8 million. As of May 2003, Merchant Energy continues to fully utilize these agreements.

     In connection with our San Juan assets acquisition, we entered into a 10-year transportation agreement with El Paso Field Services beginning January 1, 2003. Under this agreement, we will receive a fee of $1.5 million per year for transportation on one of our NGL pipelines. See Part I, Financial Information, Note 10 for a further discussion of our related party transactions.

                        LIQUIDITY AND CAPITAL RESOURCES

     Our ability to execute our growth strategy and complete our projects is dependent upon our access to the capital necessary to fund our projects and acquisitions. During the first quarter of 2003, our business and industry have continued to experience the adverse affects of a challenging economic climate that has persisted since 2002. Our continued success with capital raising efforts, including the formation of joint ventures to share costs and risks, will be the critical factor which determines how much we actually spend. We believe our access to capital resources is sufficient to meet the demands of our current and future operating growth needs and, although we currently intend to make the forecasted expenditures, we may adjust the timing and amounts of projected expenditures as necessary to adapt to changes in the capital markets.

CAPITAL RESOURCES

     As part of our previously announced strategy for 2003 to raise approximately $300 million through the issuance of common units and other equity, we issued 3,450,000 common units in April 2003 for $31.35 per unit and received net proceeds of approximately $103 million. Additionally, our general partner contributed approximately $1 million of liquidation value of Series B preference units to maintain its one percent ownership interest in us, and we retired those Series B preference units. We used the net proceeds from our common unit offering to temporarily reduce amounts outstanding under our $600 million revolving credit facility. In addition to our common unit offering, we are also in negotiations with unaffiliated investors regarding the potential sale of common units and warrants or other rights to purchase common units. While the terms of any such potential sale have not been negotiated, such potential sale could involve an initial sale of $25 to $50 million of equity, with warrants or other rights to purchase as much as $150 million of additional equity over the next several years. Due to the preliminary nature of our negotiations, we cannot assure you when or whether a transaction will be consummated, nor of its ultimate terms.

     Following our March 2003 repayment of the senior secured acquisition term loan, the amounts outstanding under our revolving credit facility bear interest, at our option, at either (i) 0.75% over the variable base rate (equal to the greater of the prime rate as determined by JP Morgan Chase Bank, the federal funds rate plus 0.5% or the Certificate of Deposit (CD) rate as determined by JP Morgan Chase Bank plus 1.00%); or (ii) 1.75% over LIBOR. For the GulfTerra Holding term credit facility, the amounts outstanding bear interest at 1% over the variable rate described above or LIBOR increased by 2.25%. Prior to our repayment of the senior secured acquisition term loan, the revolving credit facility and the GulfTerra Holding term credit facility both bore interest at 2.25% over the variable rate described above or LIBOR increased by 3.50%.

SERIES B PREFERENCE UNITS

     In connection with our public offering of 3,450,000 common units in April 2003, our general partner contributed, and we retired, 808 Series B preference units with liquidation value of approximately $1 million, including accrued distributions of approximately $0.2 million, to maintain its one percent general partner interest in us.

FORECASTED EXPENDITURES

     We estimate our forecasted expenditures based upon our strategic operating and growth plans, which are also dependent upon our ability to produce or otherwise obtain the capital necessary to accomplish our operating and growth objectives. These estimates may change due to factors beyond our control, such as weather related issues, changes in supplier prices or poor economic conditions. Further, estimates may change as a result of decisions made at a later date, which may include scope changes or decisions to take on additional partners. Our projection of expenditures for the quarter ended March 31, 2003 as presented in our 2002 Annual Report on Form 10-K, was $120 million; however, our actual expenditures were approximately $80 million. We intend to spend the remaining amount in subsequent quarters and have included those amounts in the table below.

     The table below depicts our estimate of expenditures on projects, acquisitions, operating lease payments and principal repayments of debt obligations through March 31, 2004 (in millions). These expenditures are net of anticipated project financings, contributions in aid of construction and contributions from joint venture partners, including the anticipated formation of a joint venture with a 50 percent partner for the development of our Cameron Highway oil pipeline project, and project financings to fund a portion of the construction costs. We expect to be able to fund these forecasted expenditures from the combination of operating cash flow and funds available under our revolving credit facility. Actual results may vary from these projections. We are contractually committed to the Cameron Highway project whether or not we obtain a partner or project financing.

                                                  QUARTERS ENDING
                                ---------------------------------------------------    NET TOTAL
                                JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,    FORECASTED
                                  2003         2003            2003         2004      EXPENDITURES
                                --------   -------------   ------------   ---------   ------------
                                                          (IN MILLIONS)
NET FORECASTED CAPITAL
  PROJECT EXPENDITURES.......     $ 71         $ 80            $53           $12          $216
                                  ----         ----            ---           ---          ----
OTHER FORECASTED CAPITAL
  EXPENDITURES
Capital expenditures for the
  Texas NGL assets...........       17            7              2            --            26
Maintenance capital..........       11           12             10            17            50
                                  ----         ----            ---           ---          ----
TOTAL OTHER FORECASTED
  CAPITAL EXPENDITURES.......       28           19             12            17            76
                                  ----         ----            ---           ---          ----
Senior secured term loan.....        2           --              3            --             5
Wilson natural gas storage
  facility operating lease...       --            2             --             3             5
                                  ----         ----            ---           ---          ----
TOTAL FORECASTED LEASE
  PAYMENTS AND DEBT
  OBLIGATION REPAYMENTS......        2            2              3             3            10
                                  ----         ----            ---           ---          ----
TOTAL FORECASTED
  EXPENDITURES...............     $101         $101            $68           $32          $302
                                  ====         ====            ===           ===          ====

DEBT REPAYMENT AND OTHER OBLIGATIONS

     See Part I, Financial Information, Note 5, for a detailed discussion of our debt obligations.

     The following table presents the timing and amounts of our debt repayment and other obligations for the years following March 31, 2003, that we believe could affect our liquidity (in millions):

                                         LESS THAN                            AFTER
 DEBT REPAYMENT AND OTHER OBLIGATIONS     1 YEAR     1-3 YEARS   3-5 YEARS   5 YEARS   TOTAL
 ------------------------------------    ---------   ---------   ---------   -------   ------
Revolving credit facility..............    $ --        $471        $ --      $   --    $  471
GulfTerra Holding term credit
  facility.............................      --         160          --          --       160
Senior secured term loan...............       5          10         145          --       160
10 3/8% senior subordinated notes
  issued May 1999, due June 2009.......      --          --          --         175       175
8 1/2% senior subordinated notes issued
  March 2003, due June 2010............      --          --          --         300       300
8 1/2% senior subordinated notes issued
  May 2001, due June 2011..............      --          --          --         250       250
8 1/2% senior subordinated notes issued
  May 2002, due June 2011..............      --          --          --         230       230
10 5/8% senior subordinated notes
  issued November 2002, due December
  2012.................................      --          --          --         200       200
Wilson natural gas storage facility
  operating lease......................       5          10          11          --        26
                                           ----        ----        ----      ------    ------
       Total debt repayment and other
          obligations..................    $ 10        $651        $156      $1,155    $1,972
                                           ====        ====        ====      ======    ======

     We expect to renew our revolving credit facility and raise additional capital during the next year through the issuance of additional common units and obtaining a partner and financing for our Cameron Highway oil pipeline project. We expect to use the proceeds we receive from any additional capital we raise through the issuance of additional common units to reduce amounts outstanding under our credit facilities, to finance growth opportunities and for general partnership purposes. Our ability to raise additional capital may be negatively affected by many factors, including our relationship with El Paso Corporation.

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $71.4 million for the quarter ended March 31, 2003, compared to $43.2 million for the same period in 2002. The increase was attributable to operating cash flows generated by our acquisitions of the EPN Holding assets in April 2002 and the San Juan assets in November 2002.

CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was approximately $79.0 million for the quarter ended March 31, 2003. Our investing activities include capital expenditures related to the construction of the Marco Polo TLP, the Cameron Highway oil pipeline, and the Falcon Nest fixed-leg platform. The expenditures were partially offset by proceeds of $3.1 million from our sale of a treating facility in February 2003.

CASH FROM FINANCING ACTIVITIES

     Net cash used in financing activities was approximately $16.3 million for the quarter ended March 31, 2003. During 2003, our cash provided by financing activities included the issuances of long-term debt. Cash used in our financing activities included repayments on our senior secured acquisition term loan, our revolving credit facility and other financing obligations, as well as distributions to our partners.

ACQUISITIONS

     During the first quarter of 2003, we recorded additional purchase price adjustments of approximately $4.7 million on our April 2002 EPN Holding asset acquisition related to natural gas imbalances. The following table summarizes our revised allocation of the fair values of the assets acquired and liabilities assumed at April 8, 2002. Our allocation among the assets acquired is based on the results of an independent third-party appraisal.

                                                               AT APRIL 8,
                                                                   2002
                                                              --------------
                                                              (IN THOUSANDS)
Current assets..............................................     $  2,217
Property, plant and equipment...............................      780,648
Intangible assets...........................................        3,500
                                                                 --------
  Total assets acquired.....................................      786,365
                                                                 --------
Current liabilities.........................................       27,842
Environmental liabilities...................................       21,136
                                                                 --------
  Total liabilities assumed.................................       48,978
                                                                 --------
     Net assets acquired....................................     $737,387
                                                                 ========

CONSTRUCTION PROJECTS

     We are currently constructing the following projects:

                                  CAPITAL EXPENDITURES              CAPACITY
                             ------------------------------   --------------------
                                                 AS OF                    NATURAL
                             FORECASTED(1)   MARCH 31, 2003      OIL        GAS      EXPECTED COMPLETION
                             -------------   --------------   ---------   --------   -------------------
                                     (IN MILLIONS)            (MBBLS/D)   (MMCF/D)
Medusa Natural Gas
  Pipeline.................      $ 28             $ 20            --        160      Third Quarter 2003
Marco Polo
  Tension Leg
     Platform(2)...........       224              131           120        300      Fourth Quarter 2003
  Natural Gas and Oil
     Pipelines.............       101               29           120        400      First Quarter 2004
Cameron Highway Oil
  Pipeline(3)..............       458               33           500         --      Third Quarter 2004
Phoenix Gathering System...        63                1            --        450      Second Quarter 2004

---------------

(1) Forecasted capital expenditures include 100% of the expected costs and are not reduced for contributions in aid of construction, anticipated project financings and contributions from joint venture partners. We expect to receive from subsidiaries of El Paso Corporation the following: $2 million from Tennessee Gas Pipeline for Medusa, $17.5 million total from El Paso Field Services and ANR Pipeline Company for the Marco Polo pipelines ($6 million which has been received from ANR) and $6.1 million from ANR for Phoenix.

(2) This tension leg platform is being constructed by Deepwater Gateway, L.L.C., our 50/50 joint venture with CalDive International. Our share of the forecasted expenditures is approximately $112 million. Forecasted expenditures increased due to increases in gas processing capacity (from 250 to 300 MMcf/d) and oil processing capacity (from 100 to 120 MBbls/d) and a higher builder's risk insurance cost.

(3) We have entered into a non-binding letter of intent with Valero Energy Corporation under which Valero would acquire a 50 percent interest in the entity we form to construct, install and own this pipeline. The formation of the joint venture is subject to specific conditions set forth in the letter of intent including negotiating and executing definitive documentation and obtaining mutually acceptable financing.

NEWLY ANNOUNCED PROJECTS

     San Juan Optimization Project. In May 2003, we announced the approval of a $43 million project relating to our San Juan basin assets. The project is expected to be completed in stages through 2006. The project is expected to result in a 130 MMcf/d increase in capacity, added compression to the Chaco processing facility and increased market opportunities through a new interconnect at the tailgate of the Chaco processing facility.

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

     To the extent possible, results of operations have been reclassified to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the revised business segment structure been in effect during those periods. Operating revenues and expenses by segment include intersegment revenues and expenses which are eliminated in consolidation. For a further discussion of the individual segments, see Part I, Financial Information, Note 8.

     We use earnings before interest, income taxes, depreciation and amortization (EBITDA) to assess our consolidated and segment results. EBITDA is our liquidity measure as our lenders are interested in whether we generate sufficient cash to meet our debt obligations as they become due. Accordingly our revolving credit agreement and indentures utilize EBITDA to represent a measure of the cash flows from current operations. Our equity investors generally focus on our capacity to pay distributions or to grow the business, or both. As a result, our ability to generate cash from operations of the business to cover distributions, debt service, as well as to pursue growth opportunities, is an important measure of our liquidity. A reconciliation of this measure to cash flows from operations for our consolidated results is as follows for the quarters ended:

                                                              MARCH 31,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Cash Flow from Operations...................................  $ 71,444    $ 43,207
Add: Interest expense.......................................    34,486      11,758
     Loss due to write-off on debt issuance costs...........     3,762          --
     Gain on sale of assets.................................       106         315
     Net cash payment received from El Paso Corporation.....     2,040       1,882
     Discontinued operations of Prince facilities...........        --       6,449
Less: Net cash provided by discontinued operations..........        --       5,429
     Noncash items on cash flow statement...................     6,245       1,265
     Net working capital changes, net.......................      (311)      8,399
                                                              --------    --------
EBITDA......................................................  $105,904    $ 48,518
                                                              ========    ========

                                SEGMENT RESULTS

     The following table presents EBITDA by segment and in total.

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                2003      2002
                                                              --------   -------
                                                                (IN THOUSANDS)
Natural gas pipelines and plants............................  $ 77,802   $20,178
Oil and NGL logistics.......................................    11,600    10,715
Natural gas storage.........................................     7,001     2,709
Platform services...........................................     4,235    12,822
                                                              --------   -------
  Segment EBITDA............................................   100,638    46,424
Other, net..................................................     5,266     2,094
                                                              --------   -------
  Consolidated EBITDA.......................................  $105,904   $48,518
                                                              ========   =======

NATURAL GAS PIPELINES AND PLANTS

                                                                    QUARTER ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2003          2002
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT FOR
                                                                      VOLUMES)
Natural gas pipelines and plants revenue....................   $197,227      $ 40,419
Cost of natural gas.........................................    (89,796)      (12,158)
                                                               --------      --------
Natural gas pipelines and plants margin.....................    107,431        28,261
Operating expenses excluding depreciation, depletion, and
  amortization..............................................    (30,552)       (8,401)
Other income................................................        802           318
Cash distributions from unconsolidated affiliates in excess
  of earnings of $629 thousand..............................        121            --
                                                               --------      --------
EBITDA......................................................   $ 77,802      $ 20,178
                                                               ========      ========
Volumes (MDth/d)
  Texas Intrastate..........................................      3,352            --
  San Juan gathering........................................      1,130            --
  Permian gathering system..................................        320            --
  HIOS......................................................        751           831
  Viosca Knoll gathering....................................        688           533
  Other natural gas pipelines...............................        548           447
  Processing plants.........................................        810           619
                                                               --------      --------
     Total volumes..........................................      7,599         2,430
                                                               ========      ========

     We purchase natural gas from producers at the wellhead for an index price less an amount that compensates us for gathering services. We then sell the natural gas into the open market at points on our system at the same index price. Accordingly, our operating revenues and costs of natural gas are impacted by changes in energy commodity prices, while our margin is unaffected. For these reasons, we believe that gross margin (revenue less cost of natural gas) provides a more accurate and meaningful basis than operating revenue or cost of natural gas for analyzing operating results for this segment.

  First Quarter 2003 Compared to First Quarter 2002

     Natural gas pipelines and plants margin for the quarter ended March 31, 2003, was $79.2 million higher than in the same period in 2002. Approximately $43.0 million of the increase was due to our November 2002 purchase of the San Juan Basin assets and approximately $36.7 million of the increase was due to our April 2002 purchase of the EPN Holding assets. Additionally, margin increased by approximately $1.0 million due to increased production in the Camden Hills and Aconcagua Fields, which deliver natural gas to our Viosca Knoll system, offset by $2.2 million of decreased production on HIOS due to natural decline in the offshore region.

     Operating expenses excluding depreciation, depletion, and amortization for the quarter ended March 31, 2003, were $22.2 million higher than the same period in 2002 primarily due to our November 2002 acquisition of the San Juan Basin assets and our April 2002 purchase of the EPN Holding assets. Excluding the operating costs of the newly acquired assets, operating expenses decreased by $0.8 million.

OIL AND NGL LOGISTICS

                                                                    QUARTER ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2003          2002
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT FOR
                                                                      VOLUMES)
Oil and NGL logistics revenues..............................   $ 60,799      $  8,826
Cost of oil.................................................    (48,831)           --
                                                               --------      --------
Oil and NGL logistics margin................................     11,968         8,826
Operating expenses excluding depreciation, depletion, and
  amortization..............................................     (4,330)       (2,611)
Other income................................................      2,689         3,361
Cash distributions from unconsolidated affiliates in excess
  of earnings of $2,687 thousand and $3,361 thousand........      1,273         1,139
                                                               --------      --------
EBITDA......................................................   $ 11,600      $ 10,715
                                                               ========      ========
Volume (Bbl/d)
  EPN Texas.................................................     67,036        70,837
  Allegheny Oil Pipeline....................................     17,491        18,226
  Typhoon Oil Pipeline......................................     18,517            --
  Unconsolidated affiliate
     Poseidon Oil Pipeline(1)...............................    153,798       142,677
                                                               --------      --------
     Total volumes..........................................    256,842       231,740
                                                               ========      ========

----------

(1) Represents 100% of the volumes flowing through the pipeline.

     Our transportation agreement with some of our customers provides that we purchase the oil produced at the inlet of our pipeline for an index price less an amount that compensates us for transportation services. At the outlet of our pipeline, we resell this oil back to these producers at the same index price. We reflect these sales in gathering and processing revenues and the related purchases as cost of oil. For these reasons, we believe that gross margin (revenue less cost of oil) provides a more accurate and meaningful basis than operating revenue or cost of oil for analyzing operating results for this segment.

  First Quarter 2003 Compared to First Quarter 2002

     For the quarter ended March 31, 2003, margin was $3.1 million higher than the same period in 2002 primarily due to our November 2002 acquisition of the Texas NGL facilities and an oil gathering system located in the deep water regions of the Gulf of Mexico, referred to as Typhoon Oil Pipeline, which assets contributed $2.8 million to the increase.

     Operating expenses excluding depreciation, depletion, and amortization for the quarter ended March 31, 2003, were $1.7 million higher than the same period in 2002 primarily due to our November 2002 acquisition of the Typhoon Oil Pipeline and the Texas NGL facilities offset by the modification of the operating agreement between our subsidiary and El Paso Field Services, which reduced the amount of El Paso Field Services' monthly operating charges to us, in connection with the April 2002 EPN Holding acquisition.

NATURAL GAS STORAGE

                                                                  QUARTER ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                  FOR VOLUMES)
Natural gas storage revenue.................................   $11,698     $ 4,388
Cost of natural gas.........................................    (1,561)         --
                                                               -------     -------
Natural gas storage margin..................................    10,137       4,388
Operating expenses excluding depreciation, depletion, and
  amortization..............................................    (3,136)     (1,679)
                                                               -------     -------
EBITDA......................................................   $ 7,001     $ 2,709
                                                               =======     =======
Firm storage
  Average working gas capacity available (Bcf)..............      13.5         7.2
  Average firm subscription (Bcf)...........................      12.7         7.2
  Commodity volumes(1) (Mdth/d).............................     163.0       118.0
Interruptible storage
  Contracted volumes (Bcf)..................................      0.02        0.02
  Commodity volumes(1) (Mdth/d).............................      17.0          --

----------

(1) Combined injections and withdrawals volumes.

     We collect fixed and variable dollars for providing storage services, some of which is generated from customers with cashout provisions, at a tariff-based index calculation. We incur expenses as we maintain these volumetric imbalance receivables and payables which are valued at current gas prices. For these reasons, we believe that gross margin (storage revenues less storage expenses) provides a more accurate and meaningful basis for analyzing operating results for the Natural gas storage segment.

  First Quarter 2003 Compared to First Quarter 2002

     For the quarter ended March 31, 2003, margin was $5.7 million higher than the same period in 2002 primarily due to the expansion of the Petal storage facility and our April 2002 acquisition of the Wilson storage facility lease. Excluding the increase in margin from the Petal expansion and our acquisition of the Wilson storage facility lease, margin was down $1.1 million primarily as a result of a decrease in firm contracts at our Hattiesburg facility.

     Operating expenses excluding depreciation, depletion, and amortization for the quarter were $1.4 million higher than the same period in 2002 primarily due to the acquisition of the Wilson storage facility lease in April 2002.

PLATFORM SERVICES

                                                                  QUARTER ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2003         2002
                                                              ---------   ----------
                                                              (IN THOUSANDS, EXCEPT
                                                                   FOR VOLUMES)
Platform services revenue...................................   $5,028      $ 7,571
Operating expenses excluding depreciation, depletion, and
  amortization..............................................     (793)        (386)
Discontinued operations of Prince facilities................       --        5,637
                                                               ------      -------
EBITDA......................................................   $4,235      $12,822
                                                               ======      =======
Natural gas platform volumes (Mdth/d)
  East Cameron 373 platform.................................      120          150
  Garden Banks 72 platform..................................       27            6
  Viosca Knoll 817 platform.................................        6            9
  Falcon Nest platform......................................       30           --
                                                               ------      -------
     Total natural gas platform volumes.....................      183          165
                                                               ======      =======
Oil platform volumes (Bbl/d)
  East Cameron 373 platform.................................      821        1,728
  Garden Banks 72 platform..................................    1,031        1,062
  Viosca Knoll 817 platform.................................    1,990        2,075
  Falcon Nest platform......................................      121           --
                                                               ------      -------
     Total oil platform volumes.............................    3,963        4,865
                                                               ======      =======

  First Quarter 2003 Compared to First Quarter 2002

     For the quarter ended March 31, 2003, revenues were $2.5 million lower than in the same period in 2002 primarily due to the expiration in June 2002, in accordance with the original contract terms, of the fixed fee portion of the Viosca Knoll 817 platform access fee contract with one of our wholly owned subsidiaries and the Garden Banks 72 contract expiration in December 2002. Additionally, revenue decreased due to one time billing adjustments in 2002 for fixed monthly platform access fees and a gas dehydration fee on the East Cameron 373 platform. The decrease was partially offset by the completion of the Falcon Nest fixed leg platform that went into operation in March 2003. Operating expenses for the same periods were $0.4 million higher due to higher maintenance expenses.

OTHER, NET

  First Quarter 2003 Compared to First Quarter 2002

     EBITDA related to non-segment activity for the quarter ended March 31, 2003, was $3.2 million higher than the same period in 2002 due to lower platform access fee expense as a result of the expiration in June 2002 of the fixed fee portion of the Viosca Knoll 817 platform access fee contract and the Garden Banks 72 contract expiration in December 2002. These are intercompany contracts as discussed in our Platform services segment. Additionally, revenues increased due to higher natural gas and oil prices.

     Net income (excluding interest and debt expense and cumulative affect of accounting change, which are not allocated to our segments) for the quarter ended March 31, 2003 was $5 million higher than the same period in 2002 due to lower platform access fee expense and increased revenues as described above.

DEPRECIATION, DEPLETION, AND AMORTIZATION

     Depreciation, depletion, and amortization for the quarter ended March 31, 2003, was $11.2 million higher than the same period in 2002. This increase is primarily due to our November 2002 purchase of the San Juan Basin assets and our April 2002 purchase of the EPN Holding assets. Further contributing to the increase was the completion of the Petal expansion in June 2002, offset by lower depletion on the oil and natural gas producing activities.

INTEREST AND DEBT EXPENSE

     Interest and debt expense, net of capitalized interest, for the quarter ended March 31, 2003, was approximately $22.7 million higher than the same period in 2002. This increase is primarily due to an increase in the average outstanding balance and the weighted average interest of our revolving credit facility, the amounts outstanding under the GulfTerra Holding term credit facility which we entered to purchase the EPN Holding assets in April 2002, the $230 million of 8.5% senior subordinated notes issued in May 2002, the $200 million 10 5/8% senior subordinated notes issued in November 2002 and the $237.5 million senior secured acquisition term loan, which was repaid in March 2003 with the issuance of our $300 million 8 1/2% senior subordinated notes. Capitalized interest for the quarter ended March 31, 2003 was $1.9 million compared to $1.6 million for the same period in 2002.

LOSS DUE TO WRITE-OFF OF DEBT ISSUANCE COST

     In March 2003, we repaid our $237.5 million senior secured term loan which was due in May 2004 and recognized a loss of $3.8 million related to the write-off of the unamortized debt issuance costs related to this loan.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Information, Note 6, which is incorporated herein by reference.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item 1, Financial Information, Note 12, which is incorporated by reference.

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

     Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our Annual Report on Form 10-K for the year ended December 31, 2002, and our other filings with the Securities and Exchange Commission. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we express an expectation or belief as to future results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties that may cause our actual future activities and results of operations to be materially different from those suggested or described.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, our quantitative and qualitative disclosures about market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2002, in addition to information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q and our Current Reports on Form 8-K.

     In August 2002, we entered into a derivative financial instrument to hedge our exposure during 2003 to changes in natural gas prices relating to gathering activities in the San Juan Basin in anticipation of our acquisition of the San Juan assets. The derivative is a financial swap on 30,000 MMBtu per day whereby we receive a fixed price of $3.525 per MMBtu and pay a floating price based on the San Juan index. Beginning with the acquisition date in November 2002, we are accounting for this derivative as a cash flow hedge under SFAS No. 133. In February 2003, we entered into an additional derivative financial instrument to continue to hedge our exposure during 2004 to changes in natural gas prices relating to gathering activities in the San Juan Basin. The derivative is a financial swap on 15,000 MMBtu per day whereby we receive a fixed price of $3.95 per MMBtu and pay a floating price based on the San Juan index. We are accounting for this derivative as a cash flow hedge under SFAS No. 133. As of March 31, 2003, the fair value of these cash flow hedges was a liability of $10.8 million. For the quarter ended March 31, 2003, we reclassified a loss of $4.1 million from accumulated other comprehensive income to earnings. No ineffectiveness exists in our hedging relationship because all purchase and sale prices are based on the same index and volumes as the hedge transaction. We estimate the entire amount will be classified from accumulated other comprehensive income to earnings over the next 21 months and approximately $8.9 million will be reclassed to earnings over the next twelve months.

     At March 31, 2003, in connection with our EPIA operations, we have fixed price contracts with specific customers for the sale of predetermined volumes of natural gas for delivery over established periods of time. We entered into cash flow hedges in 2002 and 2003 to offset the risk of increasing natural gas prices. As of March 31, 2003, the fair value of these cash flow hedges was an asset of approximately $192 thousand. For the quarter ended March 31, 2003, the majority of these cash flow hedges expired and we reclassified a gain of $210 thousand from accumulated other comprehensive income to earnings. No ineffectiveness exists in our hedging relationship because all purchase and sale prices are based on the same index and volumes as the hedge transaction. We estimate the entire amount will be reclassified from accumulated other comprehensive income to earnings over the next quarter.

     In January 2002, Poseidon entered into a two-year interest rate swap agreement to fix the variable LIBOR based interest rate on $75 million of the $127 million outstanding under its credit facility at 3.49% through January 2004. Under its credit facility, Poseidon pays an additional 1.50% over LIBOR resulting in an effective interest rate at 4.99% on the hedged notional amount. As of March 31, 2003, the fair value of its interest rate swap was a liability of $1.0 million resulting in accumulated other comprehensive loss of $1.0 million. We included our 36 percent share of this liability of $0.4 million as a reduction of our investment in Poseidon and as loss in accumulated other comprehensive income which we estimate will be reclassified to earnings proportionately over the next nine months. Additionally, we have recognized in income our 36 percent share of Poseidon's realized loss of $0.4 million for the quarter ended March 31, 2003, or $0.1 million, through our earnings from unconsolidated affiliates.

ITEM 4. CONTROLS AND PROCEDURES

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

     No Significant Changes in Internal Controls. We have sought to determine whether there were any "significant deficiencies" or "material weaknesses" in GulfTerra Energy Partners' Internal Controls, or whether GulfTerra Energy Partners had identified any acts of fraud involving personnel who have a significant role in GulfTerra Energy Partners' Internal Controls. This information was important both for the controls evaluation generally and because the principal executive officer and principal financial officer are required to disclose that information to our Board's Audit Committee and our independent auditors and to report on related matters in this section of the Annual Report. The principal executive officer and principal financial officer note that, from the date of the controls evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Effectiveness of Disclosure Controls. Based on the controls evaluation, our principal executive officer and principal financial officer have concluded that, subject to the limitations discussed above, the Disclosure Controls are effective to ensure that material information relating to GulfTerra Energy Partners and its consolidated subsidiaries is made known to management, including the principal executive officer and principal financial officer, particularly during the period when our periodic reports are being prepared.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 6, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     We have amended our partnership agreement, affecting our common units. See
Part I, Management's Discussion and Analysis, which is incorporated herein by reference.

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.A           -- Amended and Restated Certificate of Limited Partnership
                            dated February 14, 2002 (Exhibit 3.A to our 2001 Form
                            10-K).
          *3.A.1         -- Amendment dated April 30, 2003 to Certificate of Limited
                            Partnership.
           3.B           -- Second Amended and Restated Agreement of Limited
                            Partnership effective as of August 31, 2000 (Exhibit 3.B
                            to our Report on Form 8-K dated March 6, 2001); First
                            Amendment dated November 27, 2002 (Exhibit 3.B.1 to our
                            Current Report on Form 8-K dated December 11, 2002);
                            Second Amendment dated May   , 2003 (Exhibit to our
                            Current Report on Form 8-K dated May 13, 2003).
           3.B.2         -- Second Amendment dated May 5, 2003 to the Second Amended and Restated Agreement of Limited Partnership (Exhibit
                            3.B.2 to our Current Report on Form 8-K dated May 14,
                            2003).
           4.C           -- Registration Rights Agreement dated as of August 28, 2000 by and between Crystal Gas Storage, Inc. and GulfTerra
                            Energy Partners, L.P. (Exhibit 4.3 to our 2000 Form
                            10-K).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.D           -- Indenture dated as of May 27, 1999 among GulfTerra Energy
                            Partners, L.P., GulfTerra Energy Finance Corporation, the
                            Subsidiary Guarantors and Chase Bank of Texas, as Trustee
                            (Exhibit 4.1 to our Registration Statement on Form S-4,
                            filed on June 24, 1999, File Nos. 333-81143 through
                            333-81143-17); First Supplemental Indenture dated as of
                            June 30, 1999 (Exhibit 4.2 to our Amendment No. 1 to
                            Registration Statement on Form S-4, filed August 27, 1999
                            File Nos. 333-81143 through 333-81143-17); Second
                            Supplemental Indenture dated as of July 27, 1999 (Exhibit
                            4.3 to our Amendment No. 1 to Registration Statement on
                            Form S-4, filed August 27, 1999, File Nos. 333-81143
                            through 333-81143-17); Third Supplemental Indenture dated
                            as of March 21, 2000, to the Indenture dated as of May
                            27, 1999, (Exhibit 4.7.1 to our 2000 Second Quarter Form
                            10-Q); Fourth Supplemental Indenture dated as of July 11,
                            2000 (Exhibit 4.2.1 to our 2001 Third Quarter Form 10-Q);
                            Fifth Supplemental Indenture dated as of August 30, 2000
                            (Exhibit 4.2.2 to our 2001 Third Quarter Form 10-Q);
                            Sixth Supplemental Indenture dated as of April 18, 2002
                            (Exhibit 4.D.1 to our 2002 First Quarter Form 10-Q);
                            Seventh Supplemental Indenture dated as of April 18, 2002
                            (Exhibit 4.D.2 to our 2002 First Quarter Form 10-Q);
                            Eighth Supplemental Indenture dated as of October 10,
                            2002 (Exhibit 4.D.3 to our 2002 Third Quarter Form 10-Q);
                            Ninth Supplemental Indenture dated as of November 27,
                            2002 (Exhibit 4.D.1 to our Current Report on Form 8-K
                            dated March 19, 2003); Tenth Supplemental Indenture dated
                            as of January 1, 2003 (Exhibit 4.D.2 to our Current
                            Report on Form 8-K dated March 19, 2003).
           4.E           -- Indenture dated as of May 11, 2000 among GulfTerra Energy
                            Partners, L.P., GulfTerra Energy Finance Corporation, The
                            Subsidiary Guarantors named therein and the Chase
                            Manhattan Bank, as Trustee (Exhibit 4.1 to our
                            Registration Statement on Form S-4 filed June 25, 2001,
                            Registration Nos. 333-63800 through 333-63800-20); First
                            Supplemental Indenture dated as of April 18, 2002
                            (Exhibit 4.E.1 to our 2002 First Quarter Form 10-Q),
                            Second Supplemental Indenture dated as of April 18, 2002
                            (Exhibit 4.E.2 to our 2002 First Quarter Form 10-Q);
                            Third Supplemental Indenture dated as of October 10, 2002
                            (Exhibit 4.E.3 to our 2002 Third Quarter Form 10-Q);
                            Fourth Supplemental Indenture dated as of November 27,
                            2002 to the Indenture dated as of May 17, 2001 among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, The Subsidiary Guarantors and JPMorgan Chase
                            Bank, as Trustee (Exhibit 4.E.1 to our Current Report on
                            Form 8-K dated March 19, 2003); Fifth Supplemental
                            Indenture dated as of January 1, 2003 to the Indenture
                            dated as of May 17, 2001 among GulfTerra Energy Partners,
                            L.P., GulfTerra Energy Finance Corporation, The
                            Subsidiary Guarantors and JPMorgan Chase Bank, as Trustee
                            (Exhibit 4.E.2 to our Current Report on Form 8-K dated
                            March 19, 2003).
           4.E.1         -- Fourth Supplemental Indenture dated as of November 27,
                            2002 to the Indenture dated as of May 27, 2001 among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors and JPMorgan Chase
                            Bank, as Trustee (Exhibit 4.E.1 to our Current Report on
                            Form 8-K dated March 19, 2003).
           4.E.2         -- Fifth Supplemental Indenture dated as of January 1, 2003 to the Indenture dated as of May 27, 2001 among GulfTerra
                            Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors and JPMorgan Chase
                            Bank, as Trustee (Exhibit 4.E.2 to our Current Report on
                            Form 8-K dated March 19, 2003).
           4.F           -- Letter agreement dated March 5, 2002, between Crystal Gas
                            Storage, Inc. and GulfTerra Energy Partners, L.P.
                            (Exhibit 4.F of our 2001 Form 10-K).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.F.1         -- A/B Exchange Registration Rights Agreement dated as of
                            May 17, 2002, by and among GulfTerra Energy Partners,
                            L.P., GulfTerra Energy Finance Corporation, the
                            subsidiary guarantors party thereto, Credit Suisse First
                            Boston Corporation, Goldman, Sachs & Co., J.P. Morgan
                            Securities Inc., Banc One Capital Markets, Inc., Fleet
                            Securities, Inc., Fortis Investment Services L.L.C., The
                            Royal Bank of Scotland plc, BNP Securities Corp. and
                            First Union Securities, Inc. (Exhibit 4.3 to our
                            Registration Statement on Form S-4 filed August 12,
                            2002).
           4.G           -- Registration Rights Agreement by and between El Paso
                            Corporation and GulfTerra Energy Partners, L.P. dated as
                            of November 27, 2002 (Exhibit 4.G to our Current Report
                            on Form 8-K dated December 11, 2002).
           4.H           -- A/B Exchange Registration Rights Agreement by and among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors party thereto,
                            J.P. Morgan Securities Inc., Goldman, Sachs & Co., UBS
                            Warburg LLC and Wachovia Securities, Inc. dated as of
                            November 27, 2002 (Exhibit 4.H to our Current Report on
                            Form 8-K dated December 11, 2002).
           4.I           -- Indenture dated as of November 27, 2002 by and among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors named therein and
                            JPMorgan Chase Bank, as Trustee (Exhibit 4.I to our
                            Current Report on Form 8-K dated December 11, 2002);
                            First Supplemental Indenture dated as of January 1, 2003
                            (Exhibit 4.I.1 to our Current Report on Form 8-K dated
                            March 19, 2003).
          *4.J           -- A/B Exchange Registration Rights Agreement by and among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors party thereto,
                            J.P. Morgan Securities, Inc., Goldman Sachs & Co., UBS
                            Warburg LLC and Wachovia Securities, Inc. dated as of
                            March 24, 2003.
          *4.K           -- Indenture dated as of March 24, 2003 by and among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors named therein and
                            JPMorgan Chase Bank, as Trustee dated as of March 24,
                            2003.
          10.A           -- General and Administrative Services Agreement dated May
                            5, 2003 by and among DeepTech International Inc.,
                            GulfTerra Energy Company, L.L.C. and El Paso Field
                            Services, L.P. (Exhibit 10.A to our Current Report on
                            Form 8-K dated May 14, 2003.
         *99.A           -- Certification of Robert G. Phillips, Chief Executive
                            Officer, pursuant to 18 U.S.C. Section 1350, as adopted
                            pursuant to Section 906 of the Sarbanes-Oxley Act of
                            2002.
         *99.B           -- Certification of Keith B. Forman, Chief Financial
                            Officer, pursuant to 18 U.S.C. Section 1350, as adopted
                            pursuant to Section 906 of the Sarbanes-Oxley Act of
                            2002.

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

     (b) Reports on Form 8-K

     We filed a current report on Form 8-K dated April 7, 2003 to report our active consideration of an underwritten offering of our common units and preliminary negotiations with unaffiliated investors for the potential sale of common units and other equity to raise approximately $300 million.

     We filed a current report on Form 8-K dated April 8, 2003 to file a one year audited balance sheet of GulfTerra Energy Company, L.L.C. our general partner, as of December 31, 2002, and a two year audited balance sheet of GulfTerra Energy Finance Corporation, a subsidiary of GulfTerra Energy Partners, L.P. as of December 31, 2002 and 2001, which were incorporated by reference into our Registration Statement on Form S-3 (Registration No. 333-81772, No. 333-85987 and No. 333-103544).

     We filed a current report on Form 8-K dated April 10, 2003 to file consents from experts with respect to reports incorporated by reference into our Registration Statement in Form S-3 (Registration No. 333-81772).

     We filed a current report on Form 8-K dated April 11, 2003 to file exhibits to the Registration Statement on Form S-3 (Registration No. 333-81772) relating to our public offering of 3,450,000 Common Units (including the Underwriters' over-allotment option to purchase 450,000 Common Units).

     We filed a current report on Form 8-K dated May 1, 2003 to report our name change to GulfTerra Energy Partners, L.P.

     We filed a current report on Form 8-K dated May 14, 2003 to report that our general partner has been reorganized into GulfTerra Energy Company, L.L.C. and various amendments to our limited partnership agreement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GULFTERRA ENERGY PARTNERS, L.P.

                                          By: GULFTERRA ENERGY COMPANY, L.L.C.
                                            its General Partner

Date: May 15, 2003                        By:      /s/ KEITH B. FORMAN
                                            ------------------------------------
                                                      Keith B. Forman
                                             Vice President and Chief Financial
                                                           Officer
                                               (Principal Financial Officer)

Date: May 15, 2003                        By:      /s/ KATHY A. WELCH
                                            ------------------------------------
                                                       Kathy A. Welch
                                               Vice President and Controller
                                               (Principal Accounting Officer)

                                 CERTIFICATION

I, Robert G. Phillips, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of GulfTerra Energy Partners, L.P.;

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

Date: May 15, 2003

                                                /s/ ROBERT G. PHILLIPS
                                          --------------------------------------
                                          Robert G. Phillips
                                          Chief Executive Officer
                                          GulfTerra Energy Company, L.L.C.
                                          general partner of GulfTerra Energy
                                          Partners, L.P.

                                 CERTIFICATION

I, Keith B. Forman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of GulfTerra Energy Partners, L.P.;

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

Date: May 15, 2003

                                                  /s/ KEITH B. FORMAN
                                          --------------------------------------
                                          Keith B. Forman
                                          Chief Financial Officer
                                          GulfTerra Energy Company, L.L.C.
                                          general partner of GulfTerra Energy
                                          Partners, L.P.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.A           -- Amended and Restated Certificate of Limited Partnership
                            dated February 14, 2002 (Exhibit 3.A to our 2001 Form
                            10-K).
          *3.A.1         -- Amendment dated April 30, 2003 to Certificate of Limited
                            Partnership.
           3.B           -- Second Amended and Restated Agreement of Limited
                            Partnership effective as of August 31, 2000 (Exhibit 3.B
                            to our Report on Form 8-K dated March 6, 2001); First
                            Amendment dated November 27, 2002 (Exhibit 3.B.1 to our
                            Current Report on Form 8-K dated December 11, 2002).
           3.B.2         -- Second Amendment dated May 5, 2003 to the Second Amended and Restated Agreement of Limited Partnership (Exhibit
                            3.B.2 to our Current Report on Form 8-K dated May 14,
                            2003).
           4.C           -- Registration Rights Agreement dated as of August 28, 2000 by and between Crystal Gas Storage, Inc. and GulfTerra
                            Energy Partners, L.P. (Exhibit 4.3 to our 2000 Form
                            10-K).
           4.D           -- Indenture dated as of May 27, 1999 among GulfTerra Energy
                            Partners, L.P., GulfTerra Energy Finance Corporation, the
                            Subsidiary Guarantors and Chase Bank of Texas, as Trustee
                            (Exhibit 4.1 to our Registration Statement on Form S-4,
                            filed on June 24, 1999, File Nos. 333-81143 through
                            333-81143-17); First Supplemental Indenture dated as of
                            June 30, 1999 (Exhibit 4.2 to our Amendment No. 1 to
                            Registration Statement on Form S-4, filed August 27, 1999
                            File Nos. 333-81143 through 333-81143-17); Second
                            Supplemental Indenture dated as of July 27, 1999 (Exhibit
                            4.3 to our Amendment No. 1 to Registration Statement on
                            Form S-4, filed August 27, 1999, File Nos. 333-81143
                            through 333-81143-17); Third Supplemental Indenture dated
                            as of March 21, 2000, to the Indenture dated as of May
                            27, 1999, (Exhibit 4.7.1 to our 2000 Second Quarter Form
                            10-Q); Fourth Supplemental Indenture dated as of July 11,
                            2000 (Exhibit 4.2.1 to our 2001 Third Quarter Form 10-Q);
                            Fifth Supplemental Indenture dated as of August 30, 2000
                            (Exhibit 4.2.2 to our 2001 Third Quarter Form 10-Q);
                            Sixth Supplemental Indenture dated as of April 18, 2002
                            (Exhibit 4.D.1 to our 2002 First Quarter Form 10-Q);
                            Seventh Supplemental Indenture dated as of April 18, 2002
                            (Exhibit 4.D.2 to our 2002 First Quarter Form 10-Q);
                            Eighth Supplemental Indenture dated as of October 10,
                            2002 (Exhibit 4.D.3 to our 2002 Third Quarter Form 10-Q);
                            Ninth Supplemental Indenture dated as of November 27,
                            2002 (Exhibit 4.D.1 to our Current Report on Form 8-K
                            dated March 19, 2003); Tenth Supplemental Indenture dated
                            as of January 1, 2003 (Exhibit 4.D.2 to our Current
                            Report on Form 8-K dated March 19, 2003).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.E           -- Indenture dated as of May 11, 2000 among GulfTerra Energy
                            Partners, L.P., GulfTerra Energy Finance Corporation, The
                            Subsidiary Guarantors named therein and the Chase
                            Manhattan Bank, as Trustee (Exhibit 4.1 to our
                            Registration Statement on Form S-4 filed June 25, 2001,
                            Registration Nos. 333-63800 through 333-63800-20); First
                            Supplemental Indenture dated as of April 18, 2002
                            (Exhibit 4.E.1 to our 2002 First Quarter Form 10-Q),
                            Second Supplemental Indenture dated as of April 18, 2002
                            (Exhibit 4.E.2 to our 2002 First Quarter Form 10-Q);
                            Third Supplemental Indenture dated as of October 10, 2002
                            (Exhibit 4.E.3 to our 2002 Third Quarter Form 10-Q);
                            Fourth Supplemental Indenture dated as of November 27,
                            2002 to the Indenture dated as of May 17, 2001 among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, The Subsidiary Guarantors and JPMorgan Chase
                            Bank, as Trustee (Exhibit 4.E.1 to our Current Report on
                            Form 8-K dated March 19, 2003); Fifth Supplemental
                            Indenture dated as of January 1, 2003 to the Indenture
                            dated as of May 17, 2001 among GulfTerra Energy Partners,
                            L.P., GulfTerra Energy Finance Corporation, The
                            Subsidiary Guarantors and JPMorgan Chase Bank, as Trustee
                            (Exhibit 4.E.2 to our Current Report on Form 8-K dated
                            March 19, 2003).
           4.E.1         -- Fourth Supplemental Indenture dated as of November 27,
                            2002 to the Indenture dated as of May 27, 2001 among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors and JPMorgan Chase
                            Bank, as Trustee (Exhibit 4.E.1 to our Current Report on
                            Form 8-K dated March 19, 2003).
           4.E.2         -- Fifth Supplemental Indenture dated as of January 1, 2003 to the Indenture dated as of May 27, 2001 among GulfTerra
                            Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors and JPMorgan Chase
                            Bank, as Trustee (Exhibit 4.E.2 to our Current Report on
                            Form 8-K dated March 19, 2003).
           4.F           -- Letter agreement dated March 5, 2002, between Crystal Gas
                            Storage, Inc. and GulfTerra Energy Partners, L.P.
                            (Exhibit 4.F of our 2001 Form 10-K).
           4.F.1         -- A/B Exchange Registration Rights Agreement dated as of
                            May 17, 2002, by and among GulfTerra Energy Partners,
                            L.P., GulfTerra Energy Finance Corporation, the
                            subsidiary guarantors party thereto, Credit Suisse First
                            Boston Corporation, Goldman, Sachs & Co., J.P. Morgan
                            Securities Inc., Banc One Capital Markets, Inc., Fleet
                            Securities, Inc., Fortis Investment Services L.L.C., The
                            Royal Bank of Scotland plc, BNP Securities Corp. and
                            First Union Securities, Inc. (Exhibit 4.3 to our
                            Registration Statement on Form S-4 filed August 12,
                            2002).
           4.G           -- Registration Rights Agreement by and between El Paso
                            Corporation and GulfTerra Energy Partners, L.P. dated as
                            of November 27, 2002 (Exhibit 4.G to our Current Report
                            on Form 8-K dated December 11, 2002).
           4.H           -- A/B Exchange Registration Rights Agreement by and among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors party thereto,
                            J.P. Morgan Securities Inc., Goldman, Sachs & Co., UBS
                            Warburg LLC and Wachovia Securities, Inc. dated as of
                            November 27, 2002 (Exhibit 4.H to our Current Report on
                            Form 8-K dated December 11, 2002).
           4.I           -- Indenture dated as of November 27, 2002 by and among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors named therein and
                            JPMorgan Chase Bank, as Trustee (Exhibit 4.I to our
                            Current Report on Form 8-K dated December 11, 2002);
                            First Supplemental Indenture dated as of January 1, 2003
                            (Exhibit 4.I.1 to our Current Report on Form 8-K dated
                            March 19, 2003).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          *4.J           -- A/B Exchange Registration Rights Agreement by and among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors party thereto,
                            J.P. Morgan Securities, Inc., Goldman Sachs & Co., UBS
                            Warburg LLC and Wachovia Securities, Inc. dated as of
                            March 24, 2003.
          *4.K           -- Indenture dated as of March 24, 2003 by and among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors named therein and
                            JPMorgan Chase Bank, as Trustee dated as of March 24,
                            2003.
          10.A           -- General and Administrative Services Agreement dated May
                            5, 2003 by and among DeepTech Internal Inc., GulfTerra
                            Energy Company, L.L.C. and El Paso Field Services, L.P.
                            (Exhibit 10.A to our Current Report on Form 8-K dated May
                            14, 2003).
         *99.A           -- Certification of Robert G. Phillips, Chief Executive
                            Officer, pursuant to 18 U.S.C. Section 1350, as adopted
                            pursuant to Section 906 of the Sarbanes-Oxley Act of
                            2002.
         *99.B           -- Certification of Keith B. Forman, Chief Financial
                            Officer, pursuant to 18 U.S.C. Section 1350, as adopted
                            pursuant to Section 906 of the Sarbanes-Oxley Act of
                            2002.