Form 10-Q
period 2003-09-30
GULFTERRA ENERGY PARTNERS L P
filed 2003-11-04
CIK 895040

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     The registrant had 58,361,149 common units outstanding as of October 29, 2003.

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        GULFTERRA ENERGY PARTNERS, L.P.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)

                                                                 QUARTER ENDED       NINE MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2003       2002       2003       2002
                                                              --------   --------   --------   --------
Operating revenues..........................................  $283,666   $122,249   $872,701   $304,282
                                                              --------   --------   --------   --------
Operating expenses
  Cost of natural gas and other products....................   134,112     27,767    432,159     67,268
  Operation and maintenance.................................    51,221     32,838    140,416     76,531
  Depreciation, depletion and amortization..................    25,218     19,274     73,761     49,939
  (Gain) loss on sale of long-lived assets..................   (18,964)       434    (18,707)       119
                                                              --------   --------   --------   --------
                                                               191,587     80,313    627,629    193,857
                                                              --------   --------   --------   --------
Operating income............................................    92,079     41,936    245,072    110,425
Other income (loss)
  Earnings from unconsolidated affiliates...................     3,195      3,168      9,498     10,541
  Minority interest expense.................................      (889)        (8)      (969)       (13)
  Other income..............................................       250        320        942      1,181
Interest and debt expense...................................    33,197     22,070     99,521     55,362
Loss due to write-off of debt issuance costs................     1,225         --      4,987         --
                                                              --------   --------   --------   --------
Income from continuing operations...........................    60,213     23,346    150,035     66,772
Income from discontinued operations.........................        --        456         --      4,901
Cumulative effect of accounting change......................        --         --      1,690         --
                                                              --------   --------   --------   --------
Net income..................................................  $ 60,213   $ 23,802   $151,725   $ 71,673
                                                              ========   ========   ========   ========
Income allocation
  Series B unitholders......................................  $  4,018   $  3,693   $ 11,792   $ 10,875
                                                              ========   ========   ========   ========
  General partner
    Continuing operations...................................  $ 18,031   $ 10,755   $ 48,747   $ 30,245
    Discontinued operations.................................        --          5         --         49
    Cumulative effect of accounting change..................        --         --         17         --
                                                              --------   --------   --------   --------
                                                              $ 18,031   $ 10,760   $ 48,764   $ 30,294
                                                              ========   ========   ========   ========
  Common unitholders
    Continuing operations...................................  $ 31,337   $  8,898   $ 72,951   $ 25,652
    Discontinued operations.................................        --        451         --      4,852
    Cumulative effect of accounting change..................        --         --      1,340         --
                                                              --------   --------   --------   --------
                                                              $ 31,337   $  9,349   $ 74,291   $ 30,504
                                                              ========   ========   ========   ========
  Series C unitholders
    Continuing operations...................................  $  6,827   $     --   $ 16,545   $     --
    Cumulative effect of accounting change..................        --         --        333         --
                                                              --------   --------   --------   --------
                                                              $  6,827   $     --   $ 16,878   $     --
                                                              ========   ========   ========   ========
Basic earnings per common unit
  Income from continuing operations.........................  $   0.63   $   0.20   $   1.54   $   0.61
  Income from discontinued operations.......................        --       0.01         --       0.11
  Cumulative effect of accounting change....................        --         --       0.03         --
                                                              --------   --------   --------   --------
  Net income................................................  $   0.63   $   0.21   $   1.57   $   0.72
                                                              ========   ========   ========   ========
Diluted earnings per common unit
  Income from continuing operations.........................  $   0.62   $   0.20   $   1.53   $   0.61
  Income from discontinued operations.......................        --       0.01         --       0.11
  Cumulative effect of accounting change....................        --         --       0.03         --
                                                              --------   --------   --------   --------
  Net income................................................  $   0.62   $   0.21   $   1.56   $   0.72
                                                              ========   ========   ========   ========
Basic weighted average number of common units outstanding...    50,072     44,130     47,388     42,373
                                                              ========   ========   ========   ========
Diluted weighted average number of common units
  outstanding...............................................    50,385     44,130     47,653     42,373
                                                              ========   ========   ========   ========
Distributions declared per common unit......................  $   0.70   $   0.65   $   2.05   $   1.93
                                                              ========   ========   ========   ========

                            See accompanying notes.

                        GULFTERRA ENERGY PARTNERS, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT UNIT AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2003            2002
                                                              --------------   ------------
                                          ASSETS

Current assets
  Cash and cash equivalents.................................    $   58,944      $   36,099
  Accounts receivable, net..................................       174,781        223,345]
  Affiliated note receivable................................        22,051          17,100
  Other current assets......................................        19,972           3,451
                                                                ----------      ----------
         Total current assets...............................       275,748         279,995

Property, plant, and equipment, net.........................     2,800,089       2,724,938
Intangible assets...........................................         3,426           3,970
Investment in unconsolidated affiliates.....................       157,375          78,851
Other noncurrent assets.....................................        45,131          43,142
                                                                ----------      ----------
         Total assets.......................................    $3,281,769      $3,130,896
                                                                ==========      ==========

                             LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Accounts payable..........................................    $  151,226      $  212,868
  Accrued interest..........................................        42,341          15,028
  Current maturities of senior secured term loan............         5,000           5,000
  Other current liabilities.................................        17,923          21,195
                                                                ----------      ----------
         Total current liabilities..........................       216,490         254,091

Revolving credit facility...................................       328,000         491,000
Senior secured term loans, less current maturities..........       152,500         552,500
Long-term debt..............................................     1,405,271         857,786
Other noncurrent liabilities................................        30,148          23,725
                                                                ----------      ----------
         Total liabilities..................................     2,132,409       2,179,102
                                                                ----------      ----------

Minority interest...........................................         2,465           1,942
                                                                ----------      ----------
Partners' capital
  Limited partners
    Series B preference units; 123,865 and 125,392 units
     issued and outstanding.................................       167,385         157,584
    Common units; 50,533,649 and 44,030,314 units issued and
     outstanding............................................       626,920         437,773
    Series C units; 10,937,500 units issued and
     outstanding............................................       345,194         351,507
  General partner...........................................        10,367           8,610
  Accumulated other comprehensive loss......................        (2,971)         (5,622)
                                                                ----------      ----------
         Total partners' capital............................     1,146,895         949,852
                                                                ----------      ----------
         Total liabilities and partners' capital............    $3,281,769      $3,130,896
                                                                ==========      ==========

                            See accompanying notes.

                        GULFTERRA ENERGY PARTNERS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
Cash flows from operating activities
  Net income................................................  $ 151,725   $  71,673
  Less cumulative effect of accounting change...............      1,690          --
  Less income from discontinued operations..................         --       4,901
                                                              ---------   ---------
  Income from continuing operations.........................    150,035      66,772
  Adjustments to reconcile net income to net cash provided
    by operating activities
    Depreciation, depletion and amortization................     73,761      49,939
    Distributed earnings of unconsolidated affiliates
       Earnings from unconsolidated affiliates..............     (9,498)    (10,541)
       Distributions from unconsolidated affiliates.........     11,390      13,140
    (Gain) loss on sale of long-lived assets................    (18,707)        119
    Write-off of debt issuance costs........................      4,987          --
    Other noncash items.....................................      1,973       1,193
  Working capital changes, net of effects of acquisitions
    and noncash
    transactions............................................     (4,586)     12,914
                                                              ---------   ---------
  Net cash provided by continuing operations................    209,355     133,536
  Net cash provided by discontinued operations..............         --       5,007
                                                              ---------   ---------
         Net cash provided by operating activities..........    209,355     138,543
                                                              ---------   ---------
Cash flows from investing activities
  Additions to property, plant and equipment................   (246,295)   (146,544)
  Proceeds from sale and retirement of assets...............     77,448       5,460
  Additions to investments in unconsolidated affiliates.....    (33,879)    (30,364)
  Proceeds from sale of equity investments..................      1,342          --
  Cash paid for acquisitions, net of cash acquired..........         --    (741,416)
                                                              ---------   ---------
  Net cash used in investing activities of continuing
    operations..............................................   (201,384)   (912,864)
  Net cash provided by investing activities of discontinued
    operations..............................................         --     186,477
                                                              ---------   ---------
         Net cash used in investing activities..............   (201,384)   (726,387)
                                                              ---------   ---------
Cash flows from financing activities
  Net proceeds from revolving credit facility...............    298,000     278,731
  Repayments of revolving credit facility...................   (461,000)    (10,000)
  Repayment of senior secured acquisition term loan.........   (237,500)         --
  Net proceeds from GulfTerra Holding term loan.............         --     530,529
  Repayment of GulfTerra Holding term loan..................   (160,000)         --
  Repayment of senior secured term loan.....................     (2,500)   (375,000)
  Repayment of Argo term loan...............................         --     (95,000)
  Distributions to minority interests.......................       (642)         --
  Net proceeds from issuance of long-term debt..............    537,537     229,576
  Net proceeds from issuance of common units and Series F
    convertible units.......................................    208,949     150,397
  Distributions to partners.................................   (167,974)   (112,752)
  Contribution from General Partner.........................          4         560
                                                              ---------   ---------
  Net cash provided by financing activities of continuing
    operations..............................................     14,874     597,041
  Net cash used in financing activities of discontinued
    operations..............................................         --          (3)
                                                              ---------   ---------
         Net cash provided by financing activities..........     14,874     597,038
                                                              ---------   ---------
Increase in cash and cash equivalents.......................     22,845       9,194
Cash and cash equivalents
  Beginning of period.......................................     36,099      13,084
                                                              ---------   ---------
  End of period.............................................  $  58,944   $  22,278
                                                              =========   =========
Schedule of noncash investing and financing activities:
  Investment in Cameron Highway Oil Pipeline Company Joint
    Venture.................................................  $  50,836   $      --
                                                              =========   =========
  Redemption of Series B preference units contributed from
    our General Partner.....................................  $   1,986   $      --
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

                        GULFTERRA ENERGY PARTNERS, L.P.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             AND CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

COMPREHENSIVE INCOME

                                                         QUARTER ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                       -----------------   -------------------
                                                        2003      2002       2003       2002
                                                       -------   -------   --------   --------
Net income...........................................  $60,213   $23,802   $151,725   $ 71,673
Other comprehensive income (loss)....................    8,094      (565)     2,651        606
                                                       -------   -------   --------   --------
Total comprehensive income...........................  $68,307   $23,237   $154,376   $ 72,279
                                                       =======   =======   ========   ========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2003            2002
                                                              --------------   ------------
Beginning balance...........................................     $(5,622)        $(1,272)
  Unrealized mark-to-market losses on cash flow hedges
     arising during period..................................      (5,150)         (6,428)
  Reclassification adjustments for changes in value of
     derivative instruments to settlement date..............       8,136           1,579
  Other comprehensive income (loss) from investment in
     unconsolidated affiliate...............................        (335)            499
                                                                 -------         -------
Ending balance..............................................     $(2,971)        $(5,622)
                                                                 =======         =======
Accumulated other comprehensive loss allocated to:
  Common units' interest....................................     $(2,170)        $(4,623)
                                                                 =======         =======
  Series C units' interest..................................     $  (771)        $  (942)
                                                                 =======         =======
  General partner's interests...............................     $   (30)        $   (57)
                                                                 =======         =======

                            See accompanying notes.

                        GULFTERRA ENERGY PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     In May 2003, we changed our name to GulfTerra Energy Partners, L.P. from El Paso Energy Partners, L.P. and reorganized our general partner. In connection with our name change, we also changed the names of several subsidiaries in May 2003, including the following, as listed in the table below.

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

     Our sole general partner is GulfTerra Energy Company, L.L.C., a recently-formed Delaware limited liability company that is owned 90.1 percent by a subsidiary of El Paso Corporation and 9.9 percent by Goldman, Sachs & Co. (Goldman Sachs), a wholly owned subsidiary of Goldman Sachs Group Inc., a large publicly-traded investment banking company. El Paso Corporation (through its subsidiaries) owned 100 percent of our general partner until October 2003, when Goldman Sachs acquired its interest in our general partner.

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2002 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2003, and for the quarters and nine months ended September 30, 2003 and 2002, are unaudited. We derived the balance sheet as of December 31, 2002, from the audited balance sheet filed in our 2002 Annual Report on Form 10-K. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not depict the results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our previously reported net income or partners' capital. Also, starting with the quarter ended June 30, 2002, we have reflected the results of operations from our Prince assets disposition as discontinued operations.

     Our accounting policies are consistent with those discussed in our 2002 Annual Report on Form 10-K, except as discussed below.

  Allowance for Doubtful Accounts

     We have established an allowance for losses on accounts that we believe are uncollectible. We review collectibility regularly and adjust the allowance as necessary, primarily under the specific identification method. During 2003, we increased our allowance by $2.0 million. As of September 30, 2003 and December 31, 2002, our allowance was $4.5 million and $2.5 million.
---------------

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

  Accounting for Asset Retirement Obligations

     On January 1, 2003, we adopted Statement of Financial Accounting Standards
(SFAS) No. 143, Accounting for Asset Retirement Obligations. The provisions of this statement relate primarily to our obligations to plug abandoned offshore wells that constitute part of our non-segment assets.

     Upon our adoption of SFAS No. 143, we recorded (i) a $7.4 million net increase to property, plant, and equipment representing non-current retirement assets, (ii) a $5.7 million increase to noncurrent liabilities representing retirement obligations, and (iii) a $1.7 million increase to income as a cumulative effect of accounting change. Each retirement asset is depreciated over the remaining useful life of the long-term asset with which the retirement liability is associated. An ongoing expense is recognized for the interest component of the liability due to the changes in the value of the retirement liability as a result of the passage of time, which we reflect as a component of depreciation expense in our income statement.

     Other than our obligations to plug and abandon wells, we cannot estimate the costs to retire or remove assets used in our business because we believe the assets do not have definite lives or we do not have the legal obligation to abandon or dismantle the assets. We believe that the lives of our assets or the underlying reserves associated with our assets cannot be estimated. Therefore, aside from the liability associated with the plugging and abandonment of offshore wells, we have not recorded liabilities relating to any of our other assets.

     The pro forma income from continuing operations and amounts per unit for the quarter and nine months ended September 30, 2003 and 2002, assuming the provisions of SFAS No. 143 were adopted prior to the earliest period presented, are shown below:

                                                        QUARTER ENDED      NINE MONTHS ENDED
                                                        SEPTEMBER 30,        SEPTEMBER 30,
                                                      ------------------   ------------------
                                                        2003      2002       2003      2002
                                                      --------   -------   --------   -------
                                                               (IN THOUSANDS, EXCEPT
                                                                 PER UNIT AMOUNTS)
     Pro forma income from continuing operations....  $ 60,213   $23,243   $150,035   $66,493
                                                      ========   =======   ========   =======
     Pro forma income from continuing operations
       allocated to common unitholders..............  $ 31,337   $ 8,796   $ 72,951   $25,376
                                                      ========   =======   ========   =======
     Pro forma basic income from continuing
       operations per weighted average common
       unit.........................................  $   0.63   $  0.20   $   1.54   $  0.60
                                                      ========   =======   ========   =======
     Pro forma diluted income from continuing
       operations per weighted average common
       unit.........................................  $   0.62   $  0.20   $   1.53   $  0.60
                                                      ========   =======   ========   =======

     The pro forma amount of our asset retirement obligations at September 30, 2003 and 2002 and at December 31, 2002, assuming asset retirement obligations as provided for in SFAS No. 143 were recorded prior to the earliest period presented are shown below:

                                  LIABILITY                 OTHER
                                   BALANCE                 CHANGE      LIABILITY BALANCE AS OF
                                    AS OF                    IN       --------------------------
YEAR                              JANUARY 1   ACCRETION   LIABILITY   SEPTEMBER 30   DECEMBER 31
----                              ---------   ---------   ---------   ------------   -----------
                                                          (IN THOUSANDS)
2002............................   $5,277       $336           --        $5,613        $5,726
2003............................   $5,726       $340        $(246)(1)    $5,820           N/A

---------------

(1) Abandonment work performed during the quarter ended September 30, 2003.

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

  Accounting for Derivative Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to incorporate several interpretations of the Derivatives Implementation Group (DIG), and also makes several minor modifications to the definition of a derivative as it was defined in SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. There was no initial financial statement impact of adopting this standard, although the FASB and DIG continue to deliberate on the application of the standard to certain derivative contracts, which may impact our financial statements in the future.

  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

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

  Accounting for Stock-Based Compensation

     We use the intrinsic value method established in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, to value unit options issued to individuals who are on our general partner's current board of directors and for those grants made prior to El Paso Corporation's acquisition of our general partner in August 1998 under our Omnibus Plan and Director Plan. For the quarters and nine months ending September 30, 2003 and 2002, the cost of this stock-based compensation had no impact on our net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. We use the provisions of SFAS No. 123 to account for all of our other stock-based compensation programs.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. We have decided that we will continue to use APB No. 25 to value our stock-based compensation issued to individuals who are on our general partner's current board of directors and for those grants made prior to El Paso Corporation's acquisition of our general partner in August 1998 and will include data providing the pro forma income effect of using the fair value method as required by SFAS No. 148. We will continue to use the provisions of SFAS No. 123 to account for all of our other stock-based compensation programs.

     If compensation expense related to these plans had been determined by applying the fair value method in SFAS No. 123, Accounting for Stock-Based Compensation, our net income allocated to common unitholders and net income per common unit would have approximated the pro forma amounts below:

                                                   QUARTER ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                 -----------------   -----------------
                                                  2003      2002      2003      2002
                                                 -------   -------   -------   -------
                                                            (IN THOUSANDS)
Net income allocated to common unitholders, as
  reported.....................................  $31,337   $ 9,349   $74,291   $30,504
Add: Stock-based employee compensation expense
  included in reported net income..............      404       314     1,083       854
Less: Stock-based employee compensation expense
  determined under fair value based method.....      406       535     1,126     1,717
                                                 -------   -------   -------   -------
Pro forma net income allocated to common
  unitholders..................................  $31,335   $ 9,128   $74,248   $29,641
                                                 =======   =======   =======   =======
Earnings per common unit:
  Basic, as reported...........................  $  0.63   $  0.21   $  1.57   $  0.72
                                                 =======   =======   =======   =======
  Basic, pro forma.............................  $  0.63   $  0.21   $  1.57   $  0.70
                                                 =======   =======   =======   =======
  Diluted, as reported.........................  $  0.62   $  0.21   $  1.56   $  0.72
                                                 =======   =======   =======   =======
  Diluted, pro forma...........................  $  0.62   $  0.21   $  1.56   $  0.70
                                                 =======   =======   =======   =======

     The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts.

2. ACQUISITIONS AND DISPOSITIONS

San Juan Assets

     During the quarter ended September 30, 2003, the total purchase price and net assets acquired for our November 2002 acquisition of the San Juan assets decreased $2.4 million due to post-closing purchase price adjustments related to natural gas imbalances, NGL in-kind reserves and well loss reserves. The following table summarizes our allocation of the fair values of the assets acquired and liabilities assumed. Our allocation among the assets acquired is based on the results of an independent third-party appraisal.

                                                              AT NOVEMBER 27,
                                                                   2002
                                                              ---------------
                                                              (IN THOUSANDS)
Note receivable.............................................     $ 17,100
Property, plant and equipment...............................      763,696
Intangible assets...........................................          470
Investment in unconsolidated affiliate......................        2,500
                                                                 --------
  Total assets acquired.....................................      783,766
                                                                 --------
Imbalances payable..........................................       17,403
Other current liabilities...................................        2,565
                                                                 --------
  Total liabilities assumed.................................       19,968
                                                                 --------
     Net assets acquired....................................     $763,798
                                                                 ========

EPN Holding Assets

     During the nine months ended September 30, 2003, the total purchase price and net assets acquired for the April 2002 EPN Holding asset acquisition increased $17.5 million due to post-closing purchase price adjustments related primarily to natural gas imbalances assumed in the transaction. The following table summarizes our allocation of the fair values of the assets acquired and liabilities assumed. Our allocation among the assets acquired is based on the results of an independent third-party appraisal.

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
                                                                 ========

Exchange with El Paso Corporation

     In connection with our November 2002 San Juan assets acquisition, El Paso Corporation retained the obligation to repurchase the Chaco Plant from us for $77 million in October 2021. As part of El Paso Corporation's sale of 9.9 percent of our general partner, we released El Paso Corporation from that obligation in exchange for El Paso Corporation contributing specified assets to us. The communication assets we received will be used in the operation of our pipeline systems. Prior to the October 2003 exchange, we had access to these assets under our general and administrative services agreement with El Paso Corporation. We recorded the received assets at El Paso Corporation's book value of $23.3 million with the offset to partners' capital.

     As a result of the October 2003 exchange, we changed our accounting estimate of the depreciable life of the Chaco Plant, from 19 to 30 years in order to depreciate the Chaco Plant over its estimated useful life as compared to the original term of the repurchase agreement. Depreciation expense will decrease approximately $0.5 million and $2.3 million on a quarter and annual basis.

Cameron Highway Oil Pipeline Company

     Refer to Note 10 for discussion related to our sale of a 50 percent interest in Cameron Highway Oil Pipeline.

3. PARTNERS' CAPITAL

  Cash distributions

     The following table reflects our per unit cash distributions to our common unitholders and the total distributions paid to our common unitholders, Series C unitholder and general partner during the nine months ended September 30, 2003:

                                                COMMON       COMMON       SERIES C     GENERAL
MONTH PAID                                       UNIT      UNITHOLDERS   UNITHOLDER    PARTNER
----------                                    ----------   -----------   -----------   -------
                                              (PER UNIT)              (IN MILLIONS)
February....................................    $0.675        $29.7         $7.4        $15.0
May.........................................    $0.675        $32.0         $7.4        $15.9
August......................................    $0.700        $34.8         $7.7        $18.0

     In October 2003 we declared a cash distribution of $0.71 per common unit and Series C unit, $49.2 million in aggregate, for the quarter ended September 30, 2003, which we will pay on November 14, 2003, to holders of record as of October 31, 2003. In addition, we will pay our general partner $21.2 million related to its general partner interest. At the current distribution rate, our general partner receives approximately 30.2 percent of the total cash distributions for its role as our general partner.

  Public offering of common units

     Since January 1, 2003, we have issued the following common units in public offerings:

                                                COMMON UNITS   PUBLIC OFFERING   NET OFFERING
OFFERING DATE                                      ISSUED           PRICE          PROCEEDS
-------------                                   ------------   ---------------   -------------
                                                                 (PER UNIT)      (IN MILLIONS)
October 2003..................................   4,800,000         $40.60           $186.1
August 2003...................................     507,228         $39.43           $ 19.7
June 2003.....................................   1,150,000         $36.50           $ 40.3
May 2003(1)...................................   1,118,881         $35.75           $ 38.3
April 2003....................................   3,450,000         $31.35           $103.1

---------------

(1) Offering includes 80 Series F convertible units offered. Refer to description below.

     In addition to our public offerings of common units, in October 2003 we sold 3,000,000 common units privately to Goldman Sachs in connection with their purchase of a 9.9 percent membership interest in our general partner. We used the net proceeds of $111.5 million from that private sale to partially fund the redemption of all of our outstanding Series B preference units (see discussion below related to the redemption of the Series B preference units). We used the net proceeds of the remaining common unit offerings to temporarily reduce amounts outstanding under our revolving credit facility and for general partnership purposes.

     In May 2003, we issued 1,118,881 common units and 80 Series F convertible units in a registered offering to a large institutional investor for approximately $38.3 million net of offering costs. Our Series F convertible units are not listed on any securities exchange or market. Each Series F convertible unit is comprised of two separate detachable units -- a Series F1 convertible unit and a Series F2 convertible unit -- that have identical terms except for vesting and termination dates and the number of underlying common units into which they may be converted. The Series F1 units are convertible into up to $80 million of common units anytime after August 12, 2003, and until March 29, 2004 (subject to defined extension rights). The Series F2 units are convertible into up to $40 million of common units provided at least $40 million of Series F1 convertible units are converted prior to their termination. The Series F2 units terminate on March 30, 2005 (subject to defined extension rights). The price at which the Series F convertible units may be converted to common units is equal to the lesser of the prevailing price (as defined below), if the prevailing price is equal to or greater than $35.75 or the prevailing price minus the product of 50 percent of the positive difference, if any, of $35.75 minus the prevailing price. The prevailing price is equal to the lesser of (i) the average closing price of our common units for the 60 business days ending on and including the fourth business day prior to our receiving notice from the holder of the Series F convertible units of their intent to convert them into common units; (ii) the average closing price of our common units for the first seven business days of the 60 day period included in (i); or (iii) the average closing price of our common units for the last seven days of the 60 day period included in (i). The price at which the Series F convertible units could have been converted to common units, assuming we had received a conversion notice on September 30, 2003 and October 29, 2003, was $38.77 and $39.05. The Series F convertible units may be converted into a maximum of 8,329,679 common units. Holders of Series F convertible units are not entitled to vote or receive distributions. The value associated with the Series F convertible units is included in partners' capital as a component of common units capital.

     In August 2003, we amended the terms of the Series F convertible units to permit the holder to elect a "cashless" exercise -- that is, an exercise where the holder gives up common units with a value equal to the exercise price rather than paying the exercise price in cash. If the holder so elects, we have the option to settle the net position by issuing common units or, if the settlement price per unit is above $26.00 per unit, paying the holder an amount of cash equal to the market price of the net number of units. These amendments had no effect on the classification of the Series F convertible units on the balance sheet at September 30, 2003.

     In connection with the offerings prior to October 2003, our general partner, in lieu of a cash contribution, contributed to us approximately $2.0 million of our Series B preference units in order to maintain its one percent general partner interest. We retired these preference units.

     In October 2003, we redeemed all 123,865 of our remaining outstanding Series B preference units for $156 million, a 7 percent discount from their liquidation value of $167 million. For this redemption, we used the net proceeds of $111.5 million from our sale of 3,000,000 common units to Goldman Sachs, $44.1 million from cash on hand and from borrowings under our revolving credit facility. We reflected the discount as an increase to the common units capital, Series C units capital and to our general partner's capital accounts.

  Other

     Under our 1998 Omnibus Compensation Plan (Omnibus Plan), we granted, during the nine months ended September 30, 2003, 17,500 unit options, 25,000 time-vested restricted units and 25,000 performance-based restricted units to employees of El Paso Field Services, whose primary responsibilities are the commercial management of our assets. Additionally, we granted 5,226 restricted units and 10,500 unit options during the nine months ended September 30, 2003, to non-employee directors of our Board of Directors under our 1998 Common Unit Plan for Non-Employee Directors (formerly the 1998 Unit Option Plan for Non-Employee Directors). We have accounted for all of these unit options and restricted units, except for the unit options issued to non-employee directors, in accordance with SFAS No. 123. Under SFAS No. 123, we report the fair value of these issuances as deferred compensation. Deferred compensation is amortized to compensation expense over the respective vesting or performance period. We have accounted for the unit options issued to the non-employee directors of our general partner's Board of Directors in accordance with APB No. 25.

     We estimate the fair value of each unit option issued under the Omnibus Plan during the nine months ended September 30, 2003, on the date of its grant using the Black-Scholes option-pricing model, with the following weighted average assumptions: dividend yield of 8.75%; expected volatility of 30.77%; a risk-free interest rate of 3.31%; and an expected life of eight years. We will amortize the fair value of the unit options over their two year vesting period.

     We issued time-vested restricted units and the performance-based restricted units at fair value at their date of grant. The restrictions on the time-vested units will lapse in four years from the date of grant. The restrictions on the performance-based restricted units will lapse if we achieve a specified level of target performance for identified "greenfield" projects by June 1, 2007 (for the 15,000 performance-based restricted units issued in June 2003) and by August 1, 2007 (for the 10,000 performance-based restricted units issued in August 2003). If we do not reach those targets by the applicable dates, the performance-based units will be forfeited. We will amortize the fair value of the time-vested restricted units over their four-year restricted period and the fair value of the performance-based restricted units over their performance periods. The performance-based restricted units are not entitled to vote or to receive distributions, until after (and if) we achieve specified level of target performance. The restricted units issued to non-employee directors of our general partner's Board of Directors were issued at fair value at their date of grant. This fair value is being amortized to compensation expense over the period of service, which we have estimated to be one year.

     Total unamortized deferred compensation as of September 30, 2003, was approximately $1.7 million. Deferred compensation is reflected as a reduction of partners' capital and is allocated 1 percent to our general partner and 99 percent to our limited partners. Total fair value of options, time-vested restricted units and performance based restricted units issued during the nine months ended September 30, 2003 under both the Omnibus Plan and the Director Plan was approximately $1.9 million.

     Net proceeds from unit options exercised during the nine months ended September 30, 2003, was approximately $7.6 million.

4. EARNINGS PER COMMON UNIT

     The following table sets forth the computation of basic and diluted earnings per common unit (in thousands (except for unit amounts)):

                                                    QUARTER ENDED                 NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2003            2002            2003            2002
                                            -------------   -------------   -------------   -------------
Numerator:
  Numerator for basic earnings per common
     unit --
     Income from continuing operations....     $31,337         $ 8,898         $72,951         $25,652
     Income from discontinued
       operations.........................          --             451              --           4,852
     Cumulative effect of accounting
       change.............................          --              --           1,340              --
                                               -------         -------         -------         -------
                                               $31,337         $ 9,349         $74,291         $30,504
                                               =======         =======         =======         =======
Denominator:
  Denominator for basic earnings per
     common unit -- weighted-average
     shares...............................      50,072          44,130          47,388          42,373
  Effect of dilutive securities:
     Unit options.........................         270              --             139              --
     Restricted units.....................          14              --              11              --
     Series F convertible units...........          29              --             115              --
                                               -------         -------         -------         -------
  Denominator for diluted earnings per
     common unit -- adjusted for weighted-
     average common units.................      50,385          44,130          47,653          42,373
                                               =======         =======         =======         =======
Basic earnings per common unit
  Income from continuing operations.......     $  0.63         $  0.20         $  1.54         $  0.61
  Income from discontinued operations.....          --            0.01              --            0.11
  Cumulative effect of accounting
     change...............................          --              --             .03              --
                                               -------         -------         -------         -------
                                               $  0.63         $  0.21         $  1.57         $  0.72
                                               =======         =======         =======         =======
Diluted earnings per common unit
  Income from continuing operations.......     $  0.62         $  0.20         $  1.53         $  0.61
  Income from discontinued operations.....          --            0.01              --            0.11
  Cumulative effect of accounting
     change...............................          --              --             .03              --
                                               -------         -------         -------         -------
                                               $  0.62         $  0.21         $  1.56         $  0.72
                                               =======         =======         =======         =======

5. PROPERTY, PLANT AND EQUIPMENT

     Our property, plant and equipment consisted of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Property, plant and equipment, at cost(1)
  Pipelines.................................................   $2,338,600      $2,317,503
  Platforms and facilities..................................      121,105         120,962
  Processing plant..........................................      305,904         308,517
  Oil and natural gas properties............................      131,100         127,975
  Storage facilities........................................      336,296         331,562
  Construction work-in-progress.............................      302,195         177,964
                                                               ----------      ----------
                                                                3,535,200       3,384,483
Less accumulated depreciation, depletion and amortization...      735,111         659,545
                                                               ----------      ----------
     Property, plant and equipment, net.....................   $2,800,089      $2,724,938
                                                               ==========      ==========

---------------

(1) Includes leasehold acquisition costs with an unamortized balance of $3.4 million at September 30, 2003. One interpretation being considered relative to SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets is that oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds should be classified separately from oil and gas properties, as intangible assets on our balance sheets. We will continue to include these costs in property, plant, and equipment until further guidance is provided.

6. FINANCING TRANSACTIONS

  CREDIT FACILITIES

  Revolving Credit Facility

     In September 2003, we renewed our revolving credit facility to, among other things, expand the credit available from $600 million to $700 million and extend the maturity from May 2004 to September 2006.

     Our credit facility consists of two parts: the revolving credit facility and a $160 million senior secured term loan maturing in 2007. Our credit facility is guaranteed by us and all of our subsidiaries, except for our unrestricted subsidiaries, as detailed in Note 12, and our general partner, and are collateralized with substantially all of our assets (excluding the assets of our unrestricted subsidiaries) and our general partner's general and administrative services agreement. The interest rates we are charged on our credit facility is determined at our option using one of two indices that include (i) a variable base rate (equal to the greater of the prime rate as determined by JPMorgan Chase Bank, the federal funds rate plus 0.5% or the Certificate of Deposit (CD) rate as determined by JPMorgan Chase Bank increased by 1.00%); or (ii) LIBOR. This interest rate we are charged is contingent upon our leverage ratio, as defined in our credit facility, and ratings we are assigned by S&P or Moody's. The interest we are charged would increase by 0.25% if the credit ratings on our senior secured credit facility decrease or our leverage ratio decreases, or, alternatively, would decrease by 0.25% if these ratings are increased or our leverage ratio improves. Additionally, we pay commitment fees on the unused portion of our revolving credit facility at rates that vary from 0.30% to 0.50%.

     Our credit facility contains covenants that include restrictions on our and our subsidiaries' ability to incur additional indebtedness or liens, sell assets, make loans or investments, acquire or be acquired by other companies and amend some of our contracts, as well as requiring maintenance of certain financial ratios. Failure to comply with the provisions of any of these covenants could result in acceleration of our debt and other financial obligations and that of our subsidiaries and restrict our ability to make distributions to our unitholders.

     At September 30, 2003, we had $328 million outstanding under our revolving credit facility at an average interest rate of 5.0% as determined using the variable base rate discussed above, increased by 0.50%. We decreased the average interest rate under this facility to 3.13% in October 2003 when we elected to convert the outstanding balances to LIBOR-based loans. The total amount available to us at September 30, 2003, under this facility was $208 million. At September 30, 2003, we had $157.5 million outstanding under our senior secured term loan with an interest rate of 4.75%.

  GulfTerra Holding Term Credit Facility

     As part of our April 2002 EPN Holding assets acquisition, we entered into a term credit facility to fund a portion of the purchase price. We repaid the $160 million balance of this term credit facility in July 2003 with proceeds from our issuance of $250 million of 6 1/4% senior notes due 2010. We recognized a loss of $1.2 million related to the write-off of unamortized debt issuance costs in connection with our repayment of this facility.

  Senior Secured Acquisition Term Loan

     As part of our November 2002 San Juan assets acquisition, we entered into a $237.5 million senior secured acquisition term loan to fund a portion of the purchase price. We repaid this senior secured acquisition term loan in March 2003 with proceeds from our issuance of $300 million 8 1/2% senior subordinated notes due 2010. We recognized a loss of $3.8 million related to the write-off of unamortized debt issuance costs in connection with our repayment of this facility. From the issuance of the senior secured acquisition term loan in November 2002 to its repayment date, the interest rates on our revolving credit facility and GulfTerra Holding term credit facility were 2.25% over the variable base rate described above or LIBOR increased by 3.50%.

  SENIOR NOTES

     In July 2003, we issued $250 million in aggregate principal amount of 6 1/4% senior notes due June 2010. We used the proceeds of approximately $245.1 million, net of issuance costs, to repay $160 million of indebtedness under the GulfTerra Holding term credit facility and to temporarily repay $85.1 million of the balance outstanding under our revolving credit facility. The interest on our senior notes is payable semi-annually in June and December with the principal maturing in June 2010. Our senior notes are unsecured obligations that rank senior to all our existing and future subordinated debt and equally with all of our existing and future senior debt, although they are effectively junior in right of payment to all of our existing and future senior secured debt to the extent of the collateral securing that debt.

     We may redeem some or all of our senior notes, at our option, at any time with at least 30 days notice at a price equal to the greater of (1) 100 percent of the principal amount plus accrued interest, or (2) the sum of the present value of the remaining scheduled payments plus accrued interest.

  SENIOR SUBORDINATED NOTES

     Each issue of our senior subordinated notes is subordinated in right of payment to all existing and future senior debt, including our existing credit facility and the senior notes we issued in July 2003.

     In March 2003, we issued $300 million in aggregate principal amount of 8 1/2% senior subordinated notes. The interest on these notes is payable semi-annually in June and December, and the notes mature in June 2010. We used the proceeds of approximately $293.5 million, net of issuance costs, to repay $237.5 million of indebtedness under our senior secured acquisition term loan and to temporarily repay $55.5 million of the balance outstanding under our revolving credit facility. We may, at our option, prior to June 1, 2006, redeem up to 33 percent of the originally issued aggregate principal amount of these notes at a redemption price of 108.50 percent of the principal amount. We may redeem all or part of these notes at any time on or after June 1, 2007. The redemption price on that date is 104.25 percent of the principal amount, declining annually until it reaches 100 percent of the principal amount.

     In July 2003, to achieve a better mix of fixed rate debt and variable rate debt, we entered into an eight-year interest rate swap agreement to provide for a floating interest rate on $250 million out of $480 million of our 8 1/2% senior subordinated notes due 2011. With this swap agreement, we will pay the counterparty a LIBOR based interest rate plus a spread of 4.20% and receive a fixed rate of 8 1/2%. We are accounting for this derivative as a fair value hedge under SFAS No. 133. At September 30, 2003, the fair value of the swap was a liability, included in non-current liabilities, of approximately $2.2 million. The fair value of the hedged debt decreased by the same amount.

  RESTRICTIVE PROVISIONS OF SENIOR AND SENIOR SUBORDINATED NOTES

     Our senior and senior subordinated notes include provisions that, among other things, restrict our ability and the ability of our subsidiaries (excluding our unrestricted subsidiaries) to incur additional indebtedness or liens, sell assets, make loans or investments, acquire or be acquired by other companies, and enter into sale and lease-back transactions, as well as requiring maintenance of certain financial ratios. Failure to comply with the provisions of these covenants could result in acceleration of our debt and other financial obligations and that of our subsidiaries in addition to restricting our ability to make distributions to our unitholders. Many restrictive covenants associated with our senior notes will effectively be removed following a period of 90 consecutive days during which they are rated Baa3 or higher by Moody's or BBB-or higher by S&P, and some of the more restrictive covenants associated with some (but not all) of our senior subordinated notes will be suspended should they be similarly rated.

  OTHER CREDIT FACILITIES

  Poseidon

     Poseidon Oil Pipeline Company, L.L.C., an unconsolidated affiliate in which we have a 36 percent joint venture ownership interest, is party to a $185 million credit agreement, under which it has $123 million outstanding at September 30, 2003. This credit agreement is secured by substantially all of Poseidon's assets and includes restrictions on, among other things, its ability to incur indebtedness, grant liens and make distributions to its owners. Beginning in April 2003, the additional interest Poseidon pays over LIBOR was reduced from 1.50% to 1.25% as a result of improvement in Poseidon's leverage ratio, as defined in its credit agreement. In April 2004, Poseidon's $185 million credit facility will mature; however, Poseidon is currently negotiating with lenders to replace this facility.

     In January 2002, Poseidon entered into a two-year swap agreement to hedge the variable portion of its interest at 3.49% through January 2004 on $75 million of the $123 million outstanding. The effective interest rate on this hedged amount is 4.74% (the variable LIBOR based rate locked in at 3.49% plus a fixed margin of 1.25%) at September 30, 2003. As of September 30, 2003, the variable LIBOR-based rate on the unhedged amount of $48 million was at an interest rate of 2.38%.

  Deepwater Gateway

     At September 30, 2003, Deepwater Gateway, an unconsolidated affiliate in which we have a 50 percent joint venture ownership interest, had $129 million outstanding under its construction loan at an average interest rate of 2.93%. This construction loan will mature in July 2004 unless construction is completed before that time and Deepwater Gateway meets other specified conditions, in which case the construction loan will convert into a term loan with a final maturity date of July 2009. Upon conversion of the construction loan to a term loan, Deepwater Gateway will be required to maintain a debt service reserve equal to or greater than the projected principal, interest and fees due on the term loan for the immediately succeeding six month period. This construction loan is secured by substantially all of Deepwater Gateway's assets and includes restrictions on, among other things, its ability to incur indebtedness, grant liens and make distributions to its owners. Prior to conversion to the term loan, Deepwater Gateway is prohibited from making distributions.

  Cameron Highway

     Cameron Highway Oil Pipeline Company (Cameron Highway), an unconsolidated affiliate in which we have a 50 percent joint venture ownership interest (See
Note 10 for additional discussion relating to the formation of Cameron Highway), entered into a $325 million project loan facility, consisting of a $225 million construction loan and $100 million of senior secured notes, each of which fund proportionately as construction costs are incurred.

     The $225 million construction loan bears interest at Cameron Highway's option at each borrowing at either (i) 2.00% over the variable base rate (equal to the greater of the prime rate as determined by JPMorgan Chase Bank, the federal funds rate plus 0.5% or the Certificate of Deposit (CD) rate as determined by JPMorgan Chase Bank increased by 1.00%); or (ii) 3.00% over LIBOR. Upon completion of the construction, the construction loan will convert to a term loan maturing July 2008, subject to the terms of the loan agreement. At the end of the first quarter following the first anniversary of the conversion into a term loan, Cameron Highway will be required to make quarterly principal payments of $8.125 million, with the remaining unpaid principal amount payable on the maturity date. If the construction loan fails to convert into a term loan by December 31, 2006, the construction loan and senior secured notes become fully due and payable. At September 30, 2003, Cameron Highway has $35 million outstanding under the construction loan at an average interest rate of 4.18%.

     The interest rate on Cameron Highway's senior secured notes is 3.25% over the rate on 10-year U.S. Treasury securities. Principal payments of $4 million are due quarterly from September 2008 through December 2011, $6 million each from March 2012 through December 2012, and $5 million each from March 2013 through the principal maturity date of December 2013. At September 30, 2003, Cameron Highway has $28 million outstanding under the notes at an average interest rate of 7.31%.

     Under the terms of its project loan facility, Cameron Highway must pay each of the lenders and the senior secured noteholders commitment fees of 0.5% per year on any unused portion of such lender's or noteholder's committed funds. The project loan facility as a whole is secured by (1) substantially all of Cameron Highway's assets, including, upon conversion, a debt service reserve capital account, and (2) all of the equity interest in Cameron Highway. Other than the pledge of our equity interest and our construction obligations under the relevant producer agreements, as discussed in Note 10, the debt is non-recourse to us. The construction loan and senior secured notes prohibit Cameron Highway from making distributions to us until the construction loan is converted into a term loan and Cameron Highway meets certain financial requirements.

  DEBT MATURITY TABLE

     Aggregate maturities of the principal amounts of long-term debt and other financing obligations for the next 5 years and in total thereafter are as follows at September 30, 2003 (in thousands):

2003........................................................   $    2,500
2004........................................................        5,000
2005........................................................        5,000
2006........................................................      333,000
2007........................................................      140,000
Thereafter..................................................    1,405,000
                                                               ----------
  Total long-term debt and other financing obligations,
     including current maturities...........................   $1,890,500
                                                               ==========

7. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Grynberg. In 1997, we, along with numerous other energy companies, were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value of natural gas produced from royalty properties been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). In May 2001, the court denied the defendants' motions to dismiss. Discovery is proceeding. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     Will Price (formerly Quinque). We, along with numerous other energy companies, have also been named defendants in Quinque Operating Company, et al
v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiffs in this case seek certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that the plaintiffs contend these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorney's fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification was denied in April 2003. Plaintiffs' motion to file another amended petition to narrow the proposed class to royalty owners of wells in Kansas, Wyoming and Colorado was granted on July 28, 2003. Our costs and legal exposure related to this lawsuit and claims are not currently determinable.

     In connection with our April 2002 acquisition of the EPN Holding assets, subsidiaries of El Paso Corporation have agreed to indemnify us against all obligations related to existing legal matters at the acquisition date, including the legal matters involving Leapartners, L.P., City of Edinburg, Houston Pipe Line Company LP, and City of Corpus Christi discussed below.

     During 2000, Leapartners, L.P. filed a suit against El Paso Field Services and others in the District Court of Loving County, Texas, alleging a breach of contract to gather and process natural gas in areas of western Texas related to an asset now owned by GulfTerra Holding. In May 2001, the court ruled in favor of Leapartners and entered a judgment against El Paso Field Services of approximately $10 million. El Paso Field Services filed an appeal with the Eighth Court of Appeals in El Paso, Texas. On August 15, 2003 the Court of Appeals reversed the lower's courts calculation of past judgment interest but otherwise affirmed the judgment. A motion for a rehearing was denied, a petition for review by the Texas Supreme Court will be filed.

     Also, GulfTerra Texas Pipeline L.P., (GulfTerra Texas, formerly known as EPGT Texas Pipeline L.P.) now owned by GulfTerra Holding, was involved in litigation with the City of Edinburg concerning the City's claim that GulfTerra Texas was required to pay pipeline franchise fees under a contract the City had with Rio Grande Valley Gas Company, which was previously owned by GulfTerra Texas and is now owned by Southern Union Gas Company. An adverse judgment against Southern Union and GulfTerra Texas was rendered in Hidalgo County State District court in December 1998 and found a breach of contract, and held both GulfTerra Texas and Southern Union jointly and severally liable to the City for approximately $4.7 million. The judgment relied on the single business enterprise doctrine to impose contractual obligations on GulfTerra Texas and Southern Union's entities that were not parties to the contract with the City. GulfTerra Texas appealed this case to the Texas Supreme Court seeking reversal of the judgment rendered against GulfTerra Texas. The City sought a remand to the trial court of its claim of tortious interference against GulfTerra Texas. Briefs were filed and oral arguments were held in November 2002. In October 2003, the Texas Supreme Court issued an opinion in favor of GulfTerra Texas and Southern Union on all issues.

     In December 2000, a 30-inch natural gas pipeline jointly owned by GulfTerra Intrastate, L.P. (GulfTerra Intrastate) now owned by GulfTerra Holding, and Houston Pipe Line Company LP ruptured in Mont Belvieu, Texas, near Baytown, resulting in substantial property damage and minor physical injury. GulfTerra Intrastate is the operator of the pipeline. Two lawsuits were filed in the state district court in Chambers County, Texas by eight plaintiffs, including two homeowners' insurers. The suits seek recovery for physical pain and suffering, mental anguish, physical impairment, medical expenses, and property damage. Houston Pipe Line Company has been added as an additional defendant. In accordance with the terms of the operating agreement, GulfTerra Intrastate has agreed to assume the defense of and to indemnify Houston Pipe Line Company. As of September 30, 2003, all but one claim has now been settled and these settlements had no impact on our financial statements. The remaining claim relates solely to property damages.

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

     In August 2002, we acquired the Big Thicket assets, which consist of the Vidor plant, the Silsbee compressor station and the Big Thicket gathering system located in east Texas, for approximately $11 million from BP America Production Company (BP). Pursuant to the purchase agreement, we have identified environmental conditions that we are working with BP and appropriate regulatory agencies to address. BP has agreed to indemnify us for exposure resulting from activities related to the ownership or operation of these facilities prior to our purchase (i) for a period of three years for non-environmental claims and
(ii) until one year following the completion of any environmental remediation for environmental claims. Following expiration of these indemnity periods, we are obligated to indemnify BP for environmental or non-environmental claims. We, along with BP and various other defendants, have been named in the following two lawsuits for claims based on activities occurring prior to our purchase of these facilities.

     Christopher Beverly and Gretchen Beverly, individually and on behalf of the estate of John Beverly v. GulfTerra GC, L.P., et, al. In June 2003, the plaintiffs sued us in state district court in Hardin County, Texas. The plaintiffs are the parents of John Christopher Beverly, a two year old child who died on April 15, 2002, allegedly as the result of his exposure to arsenic, benzene and other harmful chemicals in the water supply. Plaintiffs allege that several defendants are responsible for that contamination, including us and BP. Our connection to the occurrences that are the basis for this suit appears to be our August 2002 purchase of certain assets from BP, including a facility in Hardin County, Texas known as the Silsbee compressor station. Under the terms of the indemnity provisions in the Purchase and Sale Agreement between GulfTerra and BP, GulfTerra requested that BP indemnify GulfTerra for any exposure. BP has thus far declined assuming the indemnity obligation and we filed notice to arbitrate BP's failure to indemnify us. Our costs and legal exposure related to this lawsuit and claims are not currently determinable.

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

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we will establish the necessary accruals. As of September 30, 2003, we had no reserves for our legal matters.

     While the outcome of our outstanding legal matters cannot be predicted with certainty, based on information known to date, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, results of operations or cash flows. As new information becomes available or relevant developments occur, we will establish accruals as appropriate.

  Environmental

     Each of our operating segments is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations are applicable to each segment and require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 2003, we had a reserve of approximately $21 million for remediation costs expected to be incurred over time associated with mercury meters. We assumed this liability in connection with our April 2002 acquisition of the EPN Holding assets. As part of the November 2002 San Juan assets acquisition, El Paso Corporation has agreed to indemnify us for all the known and unknown environmental liabilities related to the assets we purchased up to the purchase price of $766 million. We will only be indemnified for unknown liabilities for up to three years from the purchase date of this acquisition. In addition, we have been indemnified by third parties for remediation costs associated with other assets we have purchased. We expect to make capital expenditures for environmental matters of approximately $10 million in the aggregate for the years 2003 through 2007, primarily to comply with clean air regulations.

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

     If the standards of conduct proposed by the NOPR are adopted by the FERC, we will be required to functionally separate our HIOS and Petal interstate facilities from our other businesses. Under the proposed rule, we would be required to dedicate employees to manage and operate our interstate facilities independently from our other non-jurisdictional facilities. This employee group would be required to function independently and would be prohibited from communicating non-public transportation information to affiliates. Separate office facilities and systems would be necessary because of the requirement to restrict affiliate access to interstate transportation information. The NOPR also limits the sharing of employees and officers with non-regulated entities. Because of the loss of synergies and shared employee restrictions, a disposition of the interstate facilities may be necessary for us to effectively comply with the rule. At this time, we cannot predict the outcome of this NOPR.

     Negotiated Rate Policy. In July 2002, the FERC issued a Notice of Inquiry
(NOI) that sought comments regarding its 1996 policy of permitting pipelines to enter into negotiated rate transactions. In July 2003, FERC issued an order that prospectively prohibits pipelines from negotiating rates based upon natural gas commodity price indices and imposes certain new filing requirements to ensure the transparency of negotiated rate transactions. Requests for rehearing were filed on August 25, 2003 and remain pending. Even if the FERC denies the rehearing requests, we do not expect that the final order would have a material impact on us.

     Cash Management Rule. On October 23, 2003, the FERC approved a final rule in which it requires that a FERC regulated entity file its cash management agreement with the FERC, maintain records of transactions involving its participation in the cash management program, compute its proprietary capital ratio quarterly based on criteria established by the FERC, and notify the FERC 45 days after the end of a calendar quarter whether its proprietary capital ratio falls below 30 percent and subsequently when its proprietary capital ratio returns to or exceeds 30 percent. In the final rule, FERC stated that the requirements imposed by the rule are not in the nature of a regulation governing participation in cash management programs and that the rule does not dictate the content or terms for participating in a cash management program. Although the order will be subject to rehearing, we do not think the final order will have a material effect on us.

     Under the rule, we believe that both HIOS and Petal will be able to continue to participate in our cash management program. We are in the process of reviewing and revising our cash management agreements pursuant to guidance issued by the FERC in other interstate pipeline proceedings.

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

     Other Regulatory Matters. HIOS is subject to the jurisdiction of the FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. HIOS operates under a FERC approved tariff that governs its operations, terms and conditions of service, and rates. We timely filed a required rate case for HIOS on December 31, 2002. The rate filing and tariff changes are based on HIOS' cost of service, which includes operating costs, a management fee and changes to depreciation rates and negative salvage amortization. We requested the rates be effective February 1, 2003, but the FERC suspended the rate increase until July 1, 2003, subject to refund. As of July 1, 2003, HIOS implemented the requested rates, subject to a refund, and has established a reserve for its estimate of its refund obligation. We will continue to review our expected refund obligation as the rate case moves through the hearing process and may increase or decrease the amounts reserved for refund obligation as our expectation changes. We have responded, and are continuing to respond, as new requests are received, to the FERC staff's data requests. The FERC has scheduled a hearing on this matter commencing November 17, 2003.

     During the latter half of 2002, we experienced a significant unfavorable variance between the fuel usage on HIOS and the fuel collected from our customers for our use. We believe a series of events may have contributed to this variance, including two major storms that hit the Gulf Coast Region (and these assets) in late September and early October of 2002. We are taking numerous steps to determine the cause of the fuel differences, including a review of receipt and delivery measurement data. As of September 30, 2003, we had recorded fuel differences of approximately $9.4 million, which is included in other non-current assets. Depending on the outcome of our review, we expect to seek FERC approval to collect some or all of the fuel differences. At this time we are not able to determine what amount, if any, may be collectible from our customers. Any amount we are unable to resolve or collect from our customers will negatively impact our earnings.

     In December 1999, GulfTerra Texas filed a petition with the FERC for approval of its rates for interstate transportation service. In June 2002, the FERC issued an order that required revisions to GulfTerra Texas' proposed maximum rates. The changes ordered by the FERC involve reductions to rate of return, depreciation rates and revisions to the proposed rate design, including a requirement to separately state rates for gathering service. FERC also ordered refunds to customers for the difference, if any, between the originally proposed levels and the revised rates ordered by the FERC. We believe the amount of any rate refund would be minimal since most transportation services are discounted from the maximum rate. GulfTerra Texas has established a reserve for refunds. In July 2002, GulfTerra Texas requested rehearing on certain issues raised by the FERC's order, including the depreciation rates and the requirement to separately state a gathering rate. GulfTerra Texas' request for rehearing is pending before the FERC.

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

     Falcon Gas Storage Company, Inc. and its affiliate Hill-Lake Gas Storage, L.P. ("Falcon") filed a formal complaint in March 2003 at the Railroad Commission of Texas claiming that GulfTerra Texas' imbalance penalties and terms of service preclude third parties from offering hourly imbalance management services on the GulfTerra Texas system. GulfTerra Texas filed a response specifically denying Falcon's assertions and requesting that the complaint be denied. The Railroad Commission has set their case for hearing beginning on December 16, 2003.

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

  Joint Ventures

     We conduct a portion of our business through joint venture arrangements (including our Cameron Highway, Deepwater Gateway and Poseidon joint ventures) we form to construct, operate and finance the development of our onshore and offshore midstream energy businesses. We are obligated to make our proportionate share of additional capital contributions to our joint ventures only to the extent that they are unable to satisfy their obligations from other sources including proceeds from credit arrangements.

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

8. ACCOUNTING FOR HEDGING ACTIVITIES

     A majority of our commodity purchases and sales, which relate to sales of oil and natural gas associated with our production operations, purchases and sales of natural gas associated with pipeline operations, sales of natural gas liquids associated with our processing plants and our gathering activities, are at spot market or forward market prices. We use futures, forward contracts, and swaps to limit our exposure to fluctuations in the commodity markets and allow for a fixed cash flow stream from these activities.

     In August 2002, we entered into a derivative financial instrument to hedge our exposure during 2003 to changes in natural gas prices relating to gathering activities in the San Juan Basin in anticipation of our acquisition of the San Juan assets. The derivative is a financial swap on 30,000 MMBtu per day whereby we receive a fixed price of $3.525 per MMBtu and pay a floating price based on the San Juan index. From August 2002 through our acquisition date, November 27, 2002, we accounted for this derivative under mark-to-market accounting since it did not qualify for hedge accounting under SFAS No. 133. Through the acquisition date in 2002, we recognized a $0.4 million net gain, ($1.0 million loss in the third quarter of 2002 and $1.4 million gain in the fourth quarter of 2002) in the margin of our natural gas pipelines and plants segment. Beginning with the acquisition date in November 2002, we are accounting for this derivative as a cash flow hedge under SFAS No. 133. In February and August 2003, we entered into additional derivative financial instruments to continue to hedge our exposure during 2004 to changes in natural gas prices relating to gathering activities in the San Juan Basin. The derivatives are financial swaps on 30,000 MMBtu per day whereby we receive an average fixed price of $4.23 per MMBtu and pay a floating price based on the San Juan index. We are accounting for all of our San Juan gathering derivatives as cash flow hedges under SFAS No. 133. As of September 30, 2003, the fair value of these cash flow hedges was a liability of $2.4 million, as the market price at that date was higher than the hedge price of $4.23. For the nine months ended September 30, 2003, we reclassified approximately $8.4 million of unrealized accumulated loss related to these derivatives from accumulated other comprehensive income as a decrease in revenue. No ineffectiveness exists in this hedging relationship because all purchase and sale prices are based on the same index and volumes as the hedge transaction.

     In connection with our GulfTerra Intrastate Alabama operations, we have fixed price contracts with specific customers for the sale of predetermined volumes of natural gas for delivery over established periods of time. We have entered into cash flow hedges in 2002 and 2003 to offset the risk of increasing natural gas prices for our purchases to satisfy these sales contracts. As of September 30, 2003, the fair value of these cash flow hedges was a liability of $11 thousand, as the market price at that date was lower than the hedge price of $5.20. For the nine months ended September 30, 2003, we reclassified approximately $223 thousand of unrealized accumulated gain related to these derivatives from accumulated other comprehensive income to earnings as a reduction of cost of natural gas. No ineffectiveness existed in this hedging relationship because all purchase and sale prices were based on the same index and volumes as the hedge transaction.

     In January 2002, Poseidon entered into a two-year interest rate swap agreement to fix the variable portion of its LIBOR based interest rate on $75 million of its $185 million variable rate revolving credit facility at 3.49% over the life of the swap. Prior to April 2003, under its credit facility, Poseidon paid an additional 1.50% over the LIBOR rate resulting in an effective interest rate of 4.99% on the hedged notional amount. Beginning in April 2003, the additional interest Poseidon pays over LIBOR was reduced resulting in an effective fixed interest rate of 4.74% on the hedged notional amount. As of September 30, 2003, the fair value of its interest rate swap was a liability of $0.5 million, as the market interest rate was lower than the hedge rate of 4.99%, resulting in accumulated other comprehensive loss of $0.5 million. We included our 36 percent share of this liability of $0.2 million as a reduction of our investment in Poseidon and as a loss in accumulated other comprehensive income which we estimate will be reclassified to earnings proportionately over the next three months. Additionally, we have recognized as a reduction in income our 36 percent share of Poseidon's realized loss of $1.3 million for the nine months ended September 30, 2003, or $0.5 million, through our earnings from unconsolidated affiliates.

     We estimate the entire $3.0 million of unrealized losses included in accumulated other comprehensive income at September 30, 2003, will be reclassified from accumulated other comprehensive income as a reduction to earnings over the next 15 months and approximately $2.9 million will be reclassified as a reduction to earnings over the next twelve months. When our derivative financial instruments are settled, the related amount in accumulated other comprehensive income is recorded in the income statement in operating revenues, cost of natural gas and other products, or interest and debt expense, depending on the item being hedged. The effect of reclassifying these amounts to the income statement line items is recording our earnings for the period at the "hedged price" under the derivative financial instruments.

     In July 2003, to achieve a better mix of fixed rate debt and variable rate debt, we entered into an eight-year interest rate swap agreement to provide for a floating interest rate on $250 million out of $480 million of our 8 1/2% senior subordinated notes due 2011. With this swap agreement, we pay the counterparty a LIBOR based interest rate plus a spread of 4.20% and receive a fixed rate of 8 1/2%. We are accounting for this derivative as a fair value hedge under SFAS No. 133. As of September 30, 2003, the fair value of the interest rate swap was a liability included in non-current liabilities of approximately $2.2 and the fair value of the hedged debt decreased by the same amount.

     The counterparties for our San Juan hedging activities are J. Aron and Company, an affiliate of Goldman Sachs, and UBS Warburg. We do not require collateral and do not anticipate non-performance by these counterparties. Through June 2003, the counterparty for our GulfTerra Intrastate Alabama operations was El Paso Merchant Energy. Beginning in August 2003, the counterparty is UBS Warburg, and we do not require collateral or anticipate non-performance by this counterparty. The counterparty for Poseidon's hedging activity is Credit Lyonnais. Poseidon does not require collateral and does not anticipate non-performance by this counterparty. Wachovia Bank is our counterparty on our interest rate swap on the 8 1/2% notes, and we do not require collateral or anticipate non-performance by this counterparty.

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

     We measure segment performance using earnings before interest, income taxes, depreciation and amortization (EBITDA), which we formerly referred to as "Performance Cash Flows," or an asset's ability to generate income. EBITDA is our liquidity measure as our lenders are interested in whether we generate sufficient cash to meet our debt obligations as they become due. Accordingly, our revolving credit agreement and indentures utilize EBITDA to represent a measure of the cash flows from current operations. Our equity investors generally focus on our capacity to pay distributions or to grow our business, or both. As a result, our ability to generate cash from operations of the business to cover distributions, debt service, as well as to pursue growth opportunities, is an important measure of our liquidity.

     We believe EBITDA is a useful measurement to our investors because it allows them to evaluate the effectiveness of our business and operations and our investments from an operational perspective, exclusive of the costs to finance those activities, income taxes and depreciation and amortization, none of which are directly relevant to the efficiency of those operations. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures.

     Following are results as of and for the periods ended September 30:

                                   NATURAL GAS    OIL AND     NATURAL
                                   PIPELINES &      NGL         GAS      PLATFORM
                                     PLANTS      LOGISTICS    STORAGE    SERVICES   OTHER(1)     TOTAL
                                   -----------   ----------   --------   --------   --------   ----------
                                                               (IN THOUSANDS)
QUARTER ENDED SEPTEMBER 30, 2003
Revenue from external
  customers......................  $  180,879     $ 83,040    $ 10,252   $  5,185   $ 4,310    $  283,666
Intersegment revenue.............          29           --          --        600      (629)           --
Depreciation, depletion and
  amortization...................      17,198        2,475       2,929      1,414     1,202        25,218
Operating income.................      61,712       22,146(2)    4,588      3,471       162        92,079
Earnings from unconsolidated
  affiliates.....................         516        1,797         882         --        --         3,195
EBITDA...........................      80,002       26,782(2)    7,518      4,885       N/A           N/A
Assets...........................   2,227,900      444,253     314,192    163,000   132,424     3,281,769

                                   NATURAL GAS    OIL AND     NATURAL
                                   PIPELINES &      NGL         GAS      PLATFORM
                                     PLANTS      LOGISTICS    STORAGE    SERVICES   OTHER(1)     TOTAL
                                   -----------   ----------   --------   --------   --------   ----------
                                                               (IN THOUSANDS)
QUARTER ENDED SEPTEMBER 30, 2002
Revenue from external
  customers......................  $   96,319     $  9,450    $  8,599   $  3,595   $ 4,286    $  122,249
Intersegment revenue.............          62           --          --      1,547    (1,609)           --
Depreciation, depletion and
  amortization...................      12,235        1,399       2,818        990     1,832        19,274
Operating income (loss)..........      31,188        5,911       2,637      2,961      (761)       41,936
Earnings from unconsolidated
  affiliates.....................          --        3,168          --         --        --         3,168
EBITDA...........................      44,436       11,271       5,455      4,522       N/A           N/A
Assets...........................   1,420,312      187,432     311,205    122,025    87,973     2,128,947

----------

(1) Represents predominately our oil and natural gas production activities as well as intersegment eliminations.

(2) Includes a $19 million gain recorded from the sale of our 50 percent interest in Cameron Highway to Valero Energy Corporation in July 2003 (See
    Note 10).

                                    NATURAL GAS    OIL AND     NATURAL
                                    PIPELINES &      NGL         GAS      PLATFORM
                                      PLANTS      LOGISTICS    STORAGE    SERVICES   OTHER(1)     TOTAL
                                    -----------   ----------   --------   --------   --------   ----------
                                                                (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30,
  2003
Revenue from external customers...  $  577,585     $232,926    $ 32,729   $ 15,668   $13,793    $  872,701
Intersegment revenue..............          97           --         278      2,004    (2,379)           --
Depreciation, depletion and
  amortization....................      50,830        6,839       8,810      3,974     3,308        73,761
Operating income..................     182,366       35,795(2)   13,776     11,423     1,712       245,072
Earnings from unconsolidated
  affiliates......................       1,771        6,845         882         --        --         9,498
EBITDA............................     236,223       51,279(2)   22,587     15,397       N/A           N/A
Assets............................   2,227,900      444,253     314,192    163,000   132,424     3,281,769
NINE MONTHS ENDED SEPTEMBER 30,
  2002
Revenue from external customers...  $  231,874     $ 28,026    $ 18,454   $ 13,222   $12,706    $  304,282
Intersegment revenue..............         179           --          --      7,770    (7,949)           --
Depreciation, depletion and
  amortization....................      30,987        4,530       5,620      3,093     5,709        49,939
Operating income (loss)...........      79,715       16,383       4,635     15,477    (5,785)      110,425
Earnings from unconsolidated
  affiliates......................          --       10,541          --         --        --        10,541
EBITDA............................     111,733       34,055      10,255     24,837       N/A           N/A
Assets............................   1,420,312      187,432     311,205    122,025    87,973     2,128,947

----------

(1) Represents predominately our oil and natural gas production activities as well as intersegment eliminations.

(2) Includes a $19 million gain recorded from the sale of our 50 percent interest in Cameron Highway to Valero Energy Corporation in July 2003 (See
    Note 10).

     A reconciliation of our segment EBITDA to our net income is as follows:

                                                         QUARTER ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                      --------------------   --------------------
                                                        2003        2002       2003        2002
                                                      --------    --------   ---------   --------
Natural gas pipelines & plants......................  $ 80,002    $ 44,436   $236,223    $111,733
Oil & NGL logistics.................................    26,782      11,271     51,279      34,055
Natural gas storage.................................     7,518       5,455     22,587      10,255
Platform services...................................     4,885       4,522     15,397      24,837
                                                      --------    --------   --------    --------
  Segment EBITDA....................................   119,187      65,684    325,486     180,880
Plus: Other, nonsegment results.....................     3,640       3,229     11,917       7,535
      Earnings from unconsolidated affiliates.......     3,195       3,168      9,498      10,541
      Income from discontinued operations...........        --         456         --       4,901
      Cumulative effect of accounting change........        --          --      1,690          --
Less: Interest and debt expense.....................    33,197      22,070     99,521      55,362
      Loss due to write-off of debt issuance
  costs.............................................     1,225          --      4,987          --
      Noncash hedge loss............................        --       1,013         --       1,013
      Depreciation, depletion and amortization......    25,218      19,274     73,761      49,939
      Cash distributions from unconsolidated
  affiliates........................................     3,160       3,960     11,390      13,140
      Minority interest.............................       889           8        969          13
      Net cash payment received from El Paso
  Corporation.......................................     2,120       1,954      6,238       5,752
      Discontinued operations of Prince
  facilities........................................        --         456         --       6,965
                                                      --------    --------   --------    --------
Net income..........................................  $ 60,213    $ 23,802   $151,725    $ 71,673
                                                      ========    ========   ========    ========

10. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     We hold investments in various affiliates which we account for using the equity method of accounting. Summarized financial information for these investments are as follows:

                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                                DEEPWATER
                                                       COYOTE    GATEWAY    POSEIDON     TOTAL
                                                       ------   ---------   ---------   -------
OWNERSHIP INTEREST...................................   50%       50%          36%
                                                       ======     =====     =========
OPERATING RESULTS DATA:
  Operating revenues.................................  $5,625     $  --     $ 921,091
  Crude oil purchases................................      --        --      (888,459)
                                                       ------     -----     ---------
  Gross margin.......................................   5,625        --        32,632
  Other income.......................................       6        37            45
  Operating expenses.................................    (511)       --        (2,934)
  Depreciation.......................................  (1,036)       --        (6,230)
  Other expenses.....................................    (560)       (5)       (4,157)
                                                       ------     -----     ---------
  Net income.........................................  $3,524     $  32     $  19,356
                                                       ======     =====     =========
OUR SHARE:
  Allocated income...................................  $1,762     $  16     $   6,968
  Adjustments(1).....................................       9       (16)         (123)
                                                       ------     -----     ---------
  Earnings from unconsolidated affiliates............  $1,771     $  --     $   6,845   $ 9,498(2)
                                                       ======     =====     =========   =======
  Allocated distributions............................  $2,750     $  --     $   8,640   $11,390
                                                       ======     =====     =========   =======

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                                              POSEIDON
                                                              ---------
OWNERSHIP INTEREST..........................................     36%
                                                              =========
OPERATING RESULTS DATA:
  Operating revenues........................................  $ 817,724
  Crude oil purchases.......................................   (774,554)
                                                              ---------
  Gross margin..............................................     43,170
  Other income..............................................         74
  Operating expenses........................................     (2,493)
  Depreciation..............................................     (6,190)
  Other expenses............................................     (5,218)
                                                              ---------
  Net income................................................  $  29,343
                                                              =========
OUR SHARE:
  Allocated income..........................................  $  10,563
  Adjustments(1)............................................        (22)
                                                              ---------
  Earnings from unconsolidated affiliate....................  $  10,541
                                                              =========
  Allocated distributions...................................  $  13,140
                                                              =========

----------

(1) We recorded adjustments primarily for differences from estimated earnings reported in our Quarterly Report on Form 10-Q and actual earnings reported in the unaudited financial statements of our unconsolidated affiliates.

(2) Total earnings from unconsolidated affiliates includes a $882 thousand gain associated with the sale of our interest in Copper Eagle.

     In June 2003, we formed Cameron Highway Oil Pipeline Company and contributed to this newly formed company the $458 million Cameron Highway oil pipeline system construction project. Cameron Highway is responsible for building and operating the pipeline, which is scheduled for completion during the third quarter of 2004.

     In connection with the construction of the Cameron Highway oil pipeline, we entered into producer agreements with three major anchor producers, BP Exploration & Production Company (BP Exploration), BHP Billiton Petroleum (Deepwater), Inc. (BHP), and Union Oil Company of California (Unocal), which agreements were assigned to and assumed by Cameron Highway. The producer agreements require construction of the 390-mile Cameron Highway oil pipeline. We are obligated to make additional capital contributions to Cameron Highway to the extent that the construction costs for the pipeline exceed Cameron Highway's capital resources, including our initial equity contributions and proceeds from Cameron Highway's project loan facility.

     In July 2003, we sold a 50 percent interest in Cameron Highway to Valero Energy Corporation for $86 million, forming a joint venture with Valero. Valero paid us approximately $70 million at closing, including $51 million representing 50 percent of the capital investment expended through that date for the pipeline project. In July 2003, we recognized $19 million as a gain from the sale of long-lived assets. In addition, Valero will pay us an additional sum of $16 million, $5 million to be paid once the system is completed and the remaining $11 million by the end of 2006. We expect to reflect the receipts of these additional amounts in the periods received as gains from the sale of long-lived assets in our income statement. In connection with the formation of the Cameron Highway joint venture, Valero agreed to pay their proportionate share of pipeline construction costs that exceed Cameron Highways's capital resources, including the initial equity contributions and proceeds from Cameron Highway's project loan facility.

     The Cameron Highway oil pipeline system project is expected to be funded with 29 percent, or $133 million, equity through capital contributions from the Cameron Highway partners, which have already been made, and 71 percent debt through a $325 million project loan facility, consisting of a $225 million construction loan and $100 million of senior secured notes. See Note 6 for additional discussion of the project loan facility.

11. RELATED PARTY TRANSACTIONS

     Our transactions with related parties and affiliates are as follows:

                                                  QUARTER ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                -----------------   ------------------
                                                 2003      2002      2003       2002
                                                -------   -------   -------   --------
                                                            (IN THOUSANDS)
Revenues received from related parties
  Natural gas pipelines and plants............  $18,054   $45,588   $67,068   $104,771
  Oil and NGL logistics.......................    6,842     6,608    22,686     19,833
  Natural gas storage.........................       --        --        --         67
  Other.......................................       --     2,456        --      7,402
                                                -------   -------   -------   --------
                                                $24,896   $54,652   $89,754   $132,073
                                                =======   =======   =======   ========
Expenses paid to related parties
  Cost of natural gas, oil and other
     products.................................  $ 6,191   $ 3,399   $26,988   $ 16,652
  Operating expenses..........................   22,229    15,289    68,039     38,905
                                                -------   -------   -------   --------
                                                $28,420   $18,688   $95,027   $ 55,557
                                                =======   =======   =======   ========
Reimbursements received from related parties
  Operating expenses..........................  $   659   $   525   $ 1,860   $  1,575
                                                =======   =======   =======   ========

     There have been no changes to our related party relationships, except as described below, from those described in Note 9 of our audited financial statements filed in our 2002 Form 10-K.

     Revenues received from related parties for the quarters ended September 30, 2003 and 2002, were approximately 9 percent and 45 percent of our total revenue. Revenues received from related parties for the nine months ended September 30, 2003 and 2002, were approximately 10 percent and 43 percent of our total revenue. Also, we have undertaken efforts to reduce our transactions with El Paso Merchant Energy North America Company (Merchant Energy) and as of June 30, 2003, we replaced all our month-to-month arrangements that were previously with Merchant Energy with similar arrangements with third parties.

     The following table provides summary data categorized by our related parties:

                                                          QUARTER ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                        -----------------   ------------------
                                                         2003      2002      2003       2002
                                                        -------   -------   -------   --------
                                                                    (IN THOUSANDS)
Revenues received from related parties
  El Paso Corporation
     El Paso Merchant Energy North America Company....  $ 8,405   $25,486   $27,008   $ 61,705
     El Paso Production Company.......................    2,392     2,849     6,824      6,414
     Tennessee Gas Pipeline Company...................       --       113        93         --
     El Paso Field Services...........................   14,086    24,898    55,816     63,870
     Southern Natural Gas Company.....................       13       112        13         49
     El Paso Natural Gas Company......................       --     1,194        --         35
                                                        -------   -------   -------   --------
                                                        $24,896   $54,652   $89,754   $132,073
                                                        =======   =======   =======   ========
Cost of natural gas, oil and other products purchased
  from related parties
  El Paso Corporation
     El Paso Merchant Energy North America Company....  $ 6,041   $ 3,323   $21,746   $ 14,082
     El Paso Production Company.......................       --        --        --      2,251
     Tennessee Gas Pipeline Company...................       --        37        --        227
     El Paso Field Services...........................       84        --     5,107         --
     El Paso Natural Gas Company......................       14        --        31         --
     Southern Natural Gas.............................       52        39       104         92
                                                        -------   -------   -------   --------
                                                        $ 6,191   $ 3,399   $26,988   $ 16,652
                                                        =======   =======   =======   ========
Operating expenses paid to related parties
  El Paso Corporation
     El Paso Field Services...........................  $22,120   $15,176   $67,723   $ 38,547
  Unconsolidated Subsidiaries
     Poseidon Oil Pipeline Company....................      109       113       316        358
                                                        -------   -------   -------   --------
                                                        $22,229   $15,289   $68,039   $ 38,905
                                                        =======   =======   =======   ========
Reimbursements received from related parties
  Unconsolidated Subsidiaries
     Poseidon Oil Pipeline Company....................  $   659   $   525   $ 1,860   $  1,575
                                                        =======   =======   =======   ========

     At September 30, 2003, and December 31, 2002, our accounts receivable due from related parties was $49.5 million and $83.8 million. At September 30, 2003 and December 31, 2002, our accounts payable due to related parties was $44.1 million and $86.1 million.

     Our accounts receivable due from related parties consisted of the following as of:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
El Paso Corporation
  El Paso Production Company................................     $ 4,707        $ 4,346
  El Paso Merchant Energy North America Company.............      12,539         30,512
  Tennessee Gas Pipeline Company............................       1,389            930
  El Paso Field Services....................................       8,840         36,071
  El Paso Natural Gas Company...............................       3,915          1,033
  Other.....................................................         846          1,298
                                                                 -------        -------
                                                                  32,236         74,190
                                                                 -------        -------
Unconsolidated Subsidiaries
Deepwater Gateway...........................................       3,223          9,636
Cameron Highway.............................................      14,055             --
Other.......................................................          20             --
                                                                 -------        -------
                                                                  17,298          9,636
                                                                 -------        -------
          Total.............................................     $49,534        $83,826
                                                                 =======        =======

     Our accounts payable due to related parties consisted of the following as of:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
El Paso Corporation
  El Paso Merchant Energy North America Company.............     $ 8,104        $ 8,871
  El Paso Production Company................................       3,993         14,518
  El Paso Field Services....................................      18,732         55,648
  Tennessee Gas Pipeline Company............................         904          1,319
  El Paso Natural gas Company...............................       4,074          1,475
  El Paso Corporation.......................................       4,827          4,181
  Other.....................................................       1,075            132
                                                                 -------        -------
                                                                  41,709         86,144
                                                                 -------        -------

Unconsolidated Subsidiaries
Deepwater Gateway...........................................       2,267             --
Other.......................................................         129             --
                                                                 -------        -------
                                                                   2,396             --
                                                                 -------        -------
          Total.............................................     $44,105        $86,144
                                                                 =======        =======

  Other Matters

     In connection with the sale of some of our Gulf of Mexico assets in January 2001, El Paso Corporation agreed to make quarterly payments to us of $2.25 million for three years beginning March 2001 and $2 million in the first quarter of 2004. The present value of the amounts due from El Paso Corporation were classified as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Accounts receivable, net....................................     $4,124         $ 8,403
Other noncurrent assets.....................................         --           1,960
                                                                 ------         -------
                                                                 $4,124         $10,363
                                                                 ======         =======

     In addition to the related party transactions discussed above, pursuant to the terms of many of the purchase and sale agreements we have entered into with various entities controlled directly or indirectly by El Paso Corporation, we have been indemnified for potential future liabilities, expenses and capital requirements above a negotiated threshold. Specifically, an indirect subsidiary of El Paso Corporation has indemnified us for specific litigation matters to the extent the ultimate resolutions of these matters result in judgments against us. For a further discussion of these matters see Note 7, Commitments and Contingencies, Legal Proceedings. Some of our agreements obligate certain indirect subsidiaries of El Paso Corporation to pay for capital costs related to maintaining assets which were acquired by us, if such costs exceed negotiated thresholds. We have made no such claims for reimbursement to date but we expect to make a claim for approximately $5 million for cost incurred in the third quarter and any additional costs which may be incurred in the fourth quarter of 2003, as costs exceeded the established thresholds during the third quarter of 2003.

     We have also entered into capital contribution arrangements with entities owned by El Paso Corporation, including its regulated pipelines, in the past, and will most likely do so in the future, as part of our normal commercial activities in the Gulf of Mexico. We have an agreement to receive $6.1 million, of which $3.0 million has been collected, from ANR Pipeline Company for our Phoenix project. As of September 30, 2003, we have received $10.5 million from ANR Pipeline and $7.0 million from El Paso Field Services for the Marco Polo natural gas pipeline. In October 2003, we collected $2 million from Tennessee Gas Pipeline for our Medusa project. These amounts are reflected as a reduction in project costs. Regulated pipelines often contribute capital toward the construction costs of gathering facilities owned by others which are, or will be, connected to their pipelines. El Paso Field Services' contribution is in anticipation of additional natural gas volumes that will flow through to its onshore natural gas processing facilities.

     In August 2003, Arizona Gas Storage L.L.C., along with its 50 percent partner APACS Holdings L.L.C., sold their interest in Copper Eagle Gas Storage L.L.C. to El Paso Natural Gas Company (EPNG), a subsidiary of El Paso Corporation. Copper Eagle Gas Storage is developing a natural gas storage project located outside of Phoenix, Arizona. Arizona Gas Storage is an indirect 60 percent owned subsidiary of GulfTerra Energy Partners, L.P. and 40 percent owned by IntraGas US, a Gaz de France North American subsidiary. APACS Holdings L.L.C. is a wholly owned subsidiary of Pinnacle West Energy, a subsidiary of Pinnacle West Capital Corporation. GulfTerra has the right to receive $6.2 million of the sale proceeds, including a note receivable for $4.9 million to be paid quarterly over the next twelve months, from EPNG and recorded a gain of $882 thousand related to the sale of Copper Eagle. In the event of EPNG default, the Copper Eagle Gas Storage project will revert back to the original owners without compensation to EPNG.

     In September 2003, we entered into a nonbinding letter of intent with Southern Natural Gas Company, a subsidiary of El Paso Corporation, regarding the proposed development and sale of a natural gas storage cavern and the proposed sale of an undivided interest in a pipeline and other facilities related to that natural gas storage cavern. The new storage cavern would be located at our storage complex near Hattiesburg, Mississippi. If Southern Natural Gas determines that there is sufficient market interest, it would purchase the land and mineral rights related to the proposed storage cavern and would pay our costs to construct the storage cavern and related facilities. Upon completion of the storage cavern, Southern Natural Gas would acquire an undivided interest in our Petal pipeline connected to the storage cavern. We would also enter into an arrangement with Southern Natural Gas under which we would operate the storage cavern and pipeline on its behalf.

     Before we consummate this transaction, and enter into definitive transaction documents, the transaction must be recommended by the audit and conflicts committee of our board of directors, which committee consists solely of directors meeting the independent director requirements established by the NYSE and the Sarbanes-Oxley Act and then approved by our general partner's full board of directors.

     In October 2003, we exchanged with El Paso Corporation its obligation to repurchase the Chaco plant from us in 19 years for additional assets (refer to Note 2). Also in October 2003, we redeemed all of our outstanding Series B preference units (refer to Note 3).

     The counterparty for one of our San Juan hedging activities is J. Aron and Company, an affiliate of Goldman Sachs, the owner of a 9.9 percent membership interest in our general partner. Goldman Sachs was also a co-manager of our 4,800,000 public common unit offering in October 2003, and is one of the lenders under our revolving credit facility.

12. GUARANTOR FINANCIAL INFORMATION

     As of September 30, 2003, our credit facility is guaranteed by each of our subsidiaries, excluding our unrestricted subsidiaries (Matagorda Island Area Gathering System, Arizona Gas Storage, L.L.C. and GulfTerra Arizona Gas, L.L.C.), and our general partner, and is collateralized by our general partner's general and administrative services agreement and substantially all of our assets. In addition, all of our senior notes and senior subordinated notes are jointly, severally, fully and unconditionally guaranteed by us and all of our subsidiaries, excluding our unrestricted subsidiaries. The consolidating eliminations column on our condensed consolidating balance sheets below eliminates our investment in consolidated subsidiaries, intercompany payables and receivables and other transactions between subsidiaries. The consolidating eliminations column in our condensed consolidating statements of income and cash flows eliminates earnings from our consolidated affiliates.

     Non-guarantor subsidiaries as of and for the quarter and nine months ended September 30, 2003, consisted of our unrestricted subsidiaries. Non-guarantor subsidiaries as of and for the quarters ended September 30, 2002 and June 30, 2002, consisted of our GulfTerra Holding (then known as EPN Holding) subsidiaries, which owned the EPN Holding assets and equity interests in GulfTerra Holding (then known as EPN Holding). Non-guarantor subsidiaries for the quarter ended March 31, 2002 consisted of Argo and Argo I, which owned the Prince TLP. As a result of our disposal of the Prince TLP and our related overriding royalty interest in April 2002, the results of operations and net book value of these assets are reflected as discontinued operations in our statements of income and assets held for sale in our balance sheets and Argo and Argo I became guarantor subsidiaries.

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                              NON-GUARANTOR    GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                    ISSUER    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                   --------   -------------   ------------   -------------   ------------
                                                       (IN THOUSANDS)
Operating revenues...............  $     --       $155          $283,511       $     --        $283,666
                                   --------       ----          --------       --------        --------
Operating expenses
  Cost of natural gas and other
     products....................        --         --           134,112             --         134,112
  Operation and maintenance......     1,139         85            49,997             --          51,221
  Depreciation, depletion and
     amortization................        37         10            25,171             --          25,218
  (Gain) loss on sale of
     long-lived assets...........   (19,000)        --                36             --         (18,964)
                                   --------       ----          --------       --------        --------
                                    (17,824)        95           209,316             --         191,587
                                   --------       ----          --------       --------        --------
Operating income.................    17,824         60            74,195             --          92,079
Other income (loss)
  Earnings from consolidated
     affiliates..................    57,192         --                --        (57,192)             --
  Earnings from unconsolidated
     affiliates..................        --        882             2,313             --           3,195
  Minority interest expense......        --       (889)               --             --            (889)
  Other income...................       153         --                97             --             250
Interest and debt expense........    14,956         --            18,241             --          33,197
Loss due to write-off of debt
  issuance costs.................        --         --             1,225             --           1,225
                                   --------       ----          --------       --------        --------
  Net income.....................  $ 60,213       $ 53          $ 57,139       $(57,192)       $ 60,213
                                   ========       ====          ========       ========        ========

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                               NON-GUARANTOR    GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                     ISSUER    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                     -------   -------------   ------------   -------------   ------------
                                                         (IN THOUSANDS)
Operating revenues.................  $    --      $63,776        $58,473        $     --        $122,249
                                     -------      -------        -------        --------        --------
Operating expenses
  Cost of natural gas and other
     products......................       --       20,340          7,427              --          27,767
  Operation and maintenance........      832       14,596         17,410              --          32,838
  Depreciation, depletion and
     amortization..................       38        5,305         13,931              --          19,274
  Loss on sale of long-lived
     assets........................       --           --            434              --             434
                                     -------      -------        -------        --------        --------
                                         870       40,241         39,202              --          80,313
                                     -------      -------        -------        --------        --------
Operating income (loss)............     (870)      23,535         19,271              --          41,936
Other income (loss)
  Earnings from consolidated
     affiliates....................   14,121           --         13,922         (28,043)             --
  Earnings from unconsolidated
     affiliates....................       --           --          3,168              --           3,168
  Minority interest expense........       --           (8)            --              --              (8)
  Other income (loss)..............      317           11             (8)             --             320
Interest and debt expense..........  (10,234)       9,616         22,688              --          22,070
                                     -------      -------        -------        --------        --------
Income from continuing
  operations.......................   23,802       13,922         13,665         (28,043)         23,346
Income from discontinued
  operations.......................       --           --            456              --             456
                                     -------      -------        -------        --------        --------
  Net income.......................  $23,802      $13,922        $14,121        $(28,043)       $ 23,802
                                     =======      =======        =======        ========        ========

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                               NON-GUARANTOR    GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                     ISSUER    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                    --------   -------------   ------------   -------------   ------------
                                                        (IN THOUSANDS)
Operating revenues................  $     --       $661          $872,040       $      --       $872,701
                                    --------       ----          --------       ---------       --------
Operating expenses
  Cost of natural gas and other
     products.....................        --         --           432,159              --        432,159
  Operation and maintenance.......     4,344        227           135,845              --        140,416
  Depreciation, depletion and
     amortization.................       111         31            73,619              --         73,761
  (Gain) loss on sale of
     long-lived assets............   (19,000)        --               293              --        (18,707)
                                    --------       ----          --------       ---------       --------
                                     (14,545)       258           641,916              --        627,629
                                    --------       ----          --------       ---------       --------
Operating income..................    14,545        403           230,124              --        245,072
Other income (loss)
  Earnings from consolidated
     affiliates...................   181,589         --                --        (181,589)            --
  Earnings from unconsolidated
     affiliates...................        --        882             8,616              --          9,498
  Minority interest expense.......        --       (969)               --              --           (969)
  Other income....................       605         --               337              --            942
Interest and debt expense.........    41,252         --            58,269              --         99,521
Loss due to write-off of debt
  issuance costs..................     3,762         --             1,225              --          4,987
                                    --------       ----          --------       ---------       --------
Income from continuing
  operations......................   151,725        316           179,583        (181,589)       150,035
Cumulative effect of accounting
  change..........................        --         --             1,690              --          1,690
                                    --------       ----          --------       ---------       --------
  Net income......................  $151,725       $316          $181,273       $(181,589)      $151,725
                                    ========       ====          ========       =========       ========

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                              NON-GUARANTOR    GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                    ISSUER    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                   --------   -------------   ------------   -------------   ------------
                                                       (IN THOUSANDS)
Operating revenues...............  $     --     $125,232        $179,050       $     --        $304,282
                                   --------     --------        --------       --------        --------
Operating expenses
  Cost of natural gas and other
     products....................        --       39,280          27,988             --          67,268
  Operations and maintenance.....     4,901       27,642          43,988             --          76,531
  Depreciation, depletion and
     amortization................       237       10,719          38,983             --          49,939
  Loss on sale of long-lived
     assets......................        --           --             119             --             119
                                   --------     --------        --------       --------        --------
                                      5,138       77,641         111,078             --         193,857
                                   --------     --------        --------       --------        --------
Operating income (loss)..........    (5,138)      47,591          67,972             --         110,425
Other income (loss)
  Earnings from consolidated
     affiliates..................    43,014           --          29,539        (72,553)             --
  Earnings from unconsolidated
     affiliates..................        --           --          10,541             --          10,541
  Minority interest expense......        --          (13)             --             --             (13)
  Other income...................     1,179            5              (3)            --           1,181
Interest and debt expense........   (32,618)      22,048          65,932             --          55,362
                                   --------     --------        --------       --------        --------
Income from continuing
  operations.....................    71,673       25,535          42,117        (72,553)         66,772
Income from discontinued
  operations.....................        --        4,004             897             --           4,901
                                   --------     --------        --------       --------        --------
  Net income.....................  $ 71,673     $ 29,539        $ 43,014       $(72,553)       $ 71,673
                                   ========     ========        ========       ========        ========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 2003

                                              NON-GUARANTOR    GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                   ISSUER     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                 ----------   -------------   ------------   -------------   ------------
                                                              (IN THOUSANDS)
Current assets
  Cash and cash equivalents....  $   58,944      $   --        $       --     $        --     $   58,944
  Accounts receivable, net
     Trade.....................          --         110           125,137              --        125,247
     Affiliates................     767,329       3,527            49,551        (770,873)        49,534
  Affiliated note receivable...          --       4,951            17,100              --         22,051
  Other current assets.........       3,680          --            16,292              --         19,972
                                 ----------      ------        ----------     -----------     ----------
     Total current assets......     829,953       8,588           208,080        (770,873)       275,748
Property, plant and equipment,
  net..........................       7,271         441         2,792,377              --      2,800,089
Intangible assets..............          --          --             3,426              --          3,426
Investment in unconsolidated
  affiliates...................          --          --           157,375              --        157,375
Investment in consolidated
  affiliates...................   2,060,103          --               520      (2,060,623)            --
Other noncurrent assets........     204,706          --            10,424        (169,999)        45,131
                                 ----------      ------        ----------     -----------     ----------
  Total assets.................  $3,102,033      $9,029        $3,172,202     $(3,001,495)    $3,281,769
                                 ==========      ======        ==========     ===========     ==========
Current liabilities
  Accounts payable
     Trade.....................  $       --      $   38        $  107,083     $        --     $  107,121
     Affiliates................      15,873       3,520           795,585        (770,873)        44,105
  Accrued interest.............      42,071          --               270              --         42,341
  Current maturities of senior
     secured term loan.........       5,000          --                --              --          5,000
  Other current liabilities....       4,179           1            13,743              --         17,923
                                 ----------      ------        ----------     -----------     ----------
     Total current
       liabilities.............      67,123       3,559           916,681        (770,873)       216,490
Revolving credit facility......     328,000          --                --              --        328,000
Senior secured term loans, less
  current maturities...........     152,500          --                --              --        152,500
Long-term debt.................   1,405,271          --                --              --      1,405,271
Other noncurrent liabilities...       2,244          --           197,903        (169,999)        30,148
Minority interest..............          --       2,465                --              --          2,465
Partners' capital..............   1,146,895       3,005         2,057,618      (2,060,623)     1,146,895
                                 ----------      ------        ----------     -----------     ----------
  Total liabilities and
     partners' capital.........  $3,102,033      $9,029        $3,172,202     $(3,001,495)    $3,281,769
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
                                 ==========      ======        ==========     ===========     ==========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                           NON-GUARANTOR    GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                                ISSUER     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                               ---------   -------------   ------------   -------------   ------------
                                                                           (IN THOUSANDS)
Cash flows from operating activities
  Net income.................................  $ 151,725      $   316       $  181,273      $(181,589)     $ 151,725
  Less cumulative effect of accounting
    change...................................         --           --            1,690             --          1,690
                                               ---------      -------       ----------      ---------      ---------
  Income from continuing operations..........    151,725          316          179,583       (181,589)       150,035
  Adjustments to reconcile net income to net
    cash provided by operating activities
    Depreciation, depletion and
      amortization...........................        111           31           73,619             --         73,761
    Distributed earnings of unconsolidated
      affiliates
      Earnings from unconsolidated
         affiliates..........................         --         (882)          (8,616)            --         (9,498)
      Distributions from unconsolidated
         affiliates..........................         --           --           11,390             --         11,390
    Gain on sale of long-lived assets........    (19,000)          --              293             --        (18,707)
    Write-off of debt issuance costs.........      3,762           --            1,225             --          4,987
    Other noncash items......................      6,683        1,165           (5,875)            --          1,973
  Working capital changes, net of effects of
    acquisitions and noncash transactions....     69,286         (375)         (73,497)            --         (4,586)
                                               ---------      -------       ----------      ---------      ---------
         Net cash provided by operating
           activities........................    212,567          255          178,122       (181,589)       209,355
                                               ---------      -------       ----------      ---------      ---------
Cash flows from investing activities
  Additions to property, plant and
    equipment................................       (666)         (18)        (245,611)            --       (246,295)
  Proceeds from sale of assets...............     69,836           --            7,612             --         77,448
  Proceeds from sale of investments in
    unconsolidated affiliates................         --        1,342               --             --          1,342
  Additions to investments in unconsolidated
    affiliates...............................         --         (214)         (33,665)            --        (33,879)
                                               ---------      -------       ----------      ---------      ---------
         Net cash provided by (used in)
           investing activities..............     69,170        1,110         (271,664)            --       (201,384)
                                               ---------      -------       ----------      ---------      ---------
Cash flows from financing activities
  Net proceeds from revolving credit
    facility.................................    298,000           --               --             --        298,000
  Repayments of revolving credit facility....   (461,000)          --               --             --       (461,000)
  Repayment of senior secured acquisition
    term loan................................   (237,500)          --               --             --       (237,500)
  Repayment of GulfTerra Holding term loan...         --           --         (160,000)            --       (160,000)
  Repayment of senior secured term loan......     (2,500)          --               --             --         (2,500)
  Net proceeds from issuance of long-term
    debt.....................................    537,537           --               --             --        537,537
  Net proceeds from issuance of common units
    and Series F convertible units...........    208,949           --               --             --        208,949
  Advances with affiliates...................   (419,086)        (723)         238,220        181,589             --
  Distributions to partners..................   (167,974)          --               --             --       (167,974)
  Distributions to minority interests........         --         (642)              --             --           (642)
  Contribution from General Partner..........          4           --               --             --              4
                                               ---------      -------       ----------      ---------      ---------
         Net cash provided by (used in)
           financing activities..............   (243,570)      (1,365)          78,220        181,589         14,874
                                               ---------      -------       ----------      ---------      ---------
Increase (decrease) in cash and cash
  equivalents................................  $  38,167      $    --       $  (15,322)     $      --         22,845
                                               =========      =======       ==========      =========
Cash and cash equivalents
  Beginning of period........................                                                                 36,099
                                                                                                           ---------
  End of period..............................                                                              $  58,944
                                                                                                           =========
Schedule of noncash investing and financing
  activities:
  Investment in Cameron Highway Oil Pipeline
    Company Joint Venture....................  $  50,836      $    --       $       --      $      --      $  50,836
                                               =========      =======       ==========      =========      =========
  Redemption of Series B preference units
    contributed from our General Partner.....  $   1,986      $    --       $       --      $      --      $   1,986
                                               =========      =======       ==========      =========      =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                         NON-GUARANTOR    GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                              ISSUER     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                             ---------   -------------   ------------   -------------   ------------
                                                                  (IN THOUSANDS)
Cash flows from operating activities
  Net income...............................  $  71,673     $  29,539      $  43,014       $(72,553)      $  71,673
  Less income from discontinued
    operations.............................         --         4,004            897             --           4,901
                                             ---------     ---------      ---------       --------       ---------
  Income from continuing operations........     71,673        25,535         42,117        (72,553)         66,772
  Adjustments to reconcile net income to
    net cash provided by operating
    activities
    Depreciation, depletion and
      amortization.........................        237        10,719         38,983             --          49,939
    Distributed earnings of unconsolidated
      affiliates
      Earnings from unconsolidated
         affiliates........................         --            --        (10,541)            --         (10,541)
      Distributions from unconsolidated
         affiliates........................         --            --         13,140             --          13,140
    Loss on sale of long-lived assets......         --            --            119             --             119
    Other noncash items....................      3,300        (5,175)         3,068             --           1,193
  Working capital changes, net of effects
    of acquisitions and noncash
    transactions...........................     30,354       (13,620)        (3,820)            --          12,914
                                             ---------     ---------      ---------       --------       ---------
  Net cash provided by (used in) continuing
    operations.............................    105,564        17,459         83,066        (72,553)        133,536
  Net cash provided by discontinued
    operations.............................         --         4,631            376             --           5,007
                                             ---------     ---------      ---------       --------       ---------
         Net cash provided by (used in)
           operating activities............    105,564        22,090         83,442        (72,553)        138,543
                                             ---------     ---------      ---------       --------       ---------
Cash flows from investing activities
  Additions to property, plant and
    equipment..............................     (3,618)      (14,060)      (128,866)            --        (146,544)
  Proceeds from sale of assets.............         --            --          5,460             --           5,460
  Additions to investments in
    unconsolidated affiliates..............         --            --        (30,364)            --         (30,364)
  Cash paid for acquisitions, net cash
    acquired...............................         --      (730,166)       (11,250)            --        (741,416)
                                             ---------     ---------      ---------       --------       ---------
  Net cash used in investing activities of
    continuing operations..................     (3,618)     (744,226)      (165,020)            --        (912,864)
  Net cash provided by (used in) investing
    activities of discontinued
    operations.............................         --        (3,523)       190,000             --         186,477
                                             ---------     ---------      ---------       --------       ---------
         Net cash provided by (used in)
           investing activities............     (3,618)     (747,749)        24,980             --        (726,387)
                                             ---------     ---------      ---------       --------       ---------
Cash flows from financing activities
  Net proceeds from revolving credit
    facility...............................    278,731            --             --             --         278,731
  Repayments of revolving credit
    facility...............................    (10,000)           --             --             --         (10,000)
  Net proceeds from GulfTerra Holding term
    loan...................................         --       530,529             --             --         530,529
  Repayment of senior secured term loan....         --      (375,000)            --             --        (375,000)
  Repayment of Argo term loan..............         --            --        (95,000)            --         (95,000)
  Net proceeds from issuance of long-term
    debt...................................    229,576            --             --             --         229,576
  Net proceeds from issuance of common
    units..................................    150,397            --             --             --         150,397
  Advances with affiliates.................   (631,633)      585,686        (26,606)        72,553              --
  Distributions to partners................   (112,752)           --             --             --        (112,752)
  Contribution from General Partner........        560            --             --             --             560
                                             ---------     ---------      ---------       --------       ---------
  Net cash provided by (used in) financing
    activities of continuing operations....    (95,121)      741,215       (121,606)        72,553         597,041
  Net cash used in financing activities of
    discontinued operations................         --            (3)            --             --              (3)
                                             ---------     ---------      ---------       --------       ---------
         Net cash provided by (used in)
           financing activities............    (95,121)      741,212       (121,606)        72,553         597,038
                                             ---------     ---------      ---------       --------       ---------
Increase (decrease) in cash and cash
  equivalents..............................  $   6,825     $  15,553      $ (13,184)      $     --           9,194
                                             =========     =========      =========       ========
Cash and cash equivalents
  Beginning of period......................                                                                 13,084
                                                                                                         ---------
  End of period............................                                                              $  22,278
                                                                                                         =========

13. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This interpretation defines a variable interest entity (VIE) as a legal entity whose equity owners have neither sufficient equity at risk nor a controlling financial interest in the entity. This standard requires a company to consolidate any VIE if it is allocated a majority of the VIE's losses and/or returns, including fees paid by the VIE.

     The provisions of FIN No. 46 for all VIE's created after January 31, 2003, was effective February 1, 2003. Our adoption of this standard for VIE's created after January 31, 2003, did not have an effect on our financial position or results of operations.

     On October 9, 2003, the FASB issued FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The staff position deferred the effective date for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. The new effective date, for the variable interest entities covered under FIN 46-6, is for the period ending after December 15, 2003. We continue to evaluate our joint venture and financing arrangements created before February 1, 2003, to assess the impact, if any, of FIN No. 46 on these arrangements.

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

     This quarter, we completed the sale of a 50 percent interest in Cameron Highway Oil Pipeline to Valero Energy Corporation (Valero). Cameron Highway also entered into its construction financing arrangements. We also improved the partnership's financial flexibility by upsizing our revolving credit facility from $600 million to $700 million and extended the maturity from May 2004 to September 2006. Refer to "Liquidity and Capital Resources" below for further discussion regarding the renewal of our revolving credit facility and Cameron Highway financing agreement.

     We continued to integrate our 2002 EPN Holding and San Juan acquisitions by exchanging with El Paso Corporation in October 2003 its obligation to repurchase the Chaco plant from us in 19 years for additional assets (refer to "Exchange with El Paso Corporation" below for further discussion) related to our November 2002 San Juan assets acquisition. Also in October 2003, El Paso Corporation completed the sale of 9.9 percent of our general partner to Goldman, Sachs & Co. (Goldman Sachs) and we redeemed all of our outstanding Series B preference units. The sale of the 9.9 percent interest in our general partner substantially completed our 2003 corporate governance and independence goals. We also completed a 4,800,000 common unit public offering in October 2003, achieving our goal to reduce the partnership's debt to total capital ratio to a level below 60 percent.

INDUSTRY PERSPECTIVE

     We believe the midstream sector is in a period of substantial and ongoing change, which will provide significant growth opportunities for well-positioned companies. We expect large and mid-size energy companies, including potentially El Paso Corporation, to continue to divest midstream assets in an effort to strengthen their balance sheets as well as to focus on core businesses. These divestitures may produce attractive acquisition opportunities for us. In addition, we believe the midstream sector is likely to experience substantial consolidation through mergers and acquisitions. This consolidation may well result in a few large, independent midstream businesses, a number of which we believe will be MLPs, becoming the leading participants in this business sector.

GENERAL PARTNER RELATIONSHIP

  Our corporate governance structure and independence initiatives

     In October 2003, Goldman Sachs made a $200 million investment in us and our general partner acquiring a 9.9 percent membership interest in our general partner from El Paso Corporation for $88 million and 3,000,000 common units from us for $112 million. Adding a co-owner of our general partner was one of the major steps of our Independence Initiatives, which we identified as necessary elements of functioning, and being evaluated by the capital markets, as a stand-alone, independent operating company.

     We have continued to improve our corporate governance model, which currently meets the standards established by the Securities and Exchange Commission (SEC) and New York Stock Exchange (NYSE). During the first quarter of 2003, we identified and evaluated a number of changes that could be made to our corporate structure to better address potential conflicts of interest and to better balance the risks and rewards of significant relationships with our affiliates, which we refer to as Independence Initiatives. Through October 2003, we have already implemented the following initiatives:

     - added an additional independent director to our board of directors, bringing the number of independent directors to four of the six-member board;

     - established a governance and compensation committee of our board of directors, consisting solely of independent directors, which is responsible for establishing performance measures and making recommendations to El Paso Corporation concerning compensation of its employees performing duties for us;

     - changed our name to GulfTerra Energy Partners, L.P.;

     - received a letter of credit from El Paso Merchant Energy North America totaling $5.1 million regarding our existing customer/contractual relationships with them;

     - completed a resource support agreement with El Paso Corporation;

     - modified our partnership agreement to: (1) eliminate El Paso Corporation's right to vote its common units with respect to the removal of the general partner; (2) effectively reduce the third-party common unit vote required to remove the general partner from 72 percent to 67 percent; and (3) require the unanimous vote of the general partner's board of directors before the general partner or we can voluntarily initiate bankruptcy proceedings;

     - reorganized our structure, further reducing our interrelationships with El Paso Corporation, resulting in our general partner being a Delaware limited liability company that is not permitted to have:

        - material assets other than its interest in us;

        - material operations other than those relating to our operations;

        - material debt or other obligations other than those owed to us or our creditors;

        - material liens other than those securing obligations owed to us or our creditors; or

        - employees; and

     - added Goldman Sachs as a co-owner of our general partner.

     Additionally, as part of implementing our Independence Initiatives, we are considering adding one more independent director to our board of directors. We will continue to evaluate our Independence Initiatives and analyze whether additional actions are desirable.

Our relationship with El Paso Corporation

     El Paso Corporation, a NYSE-listed company, is a leading provider of natural gas services and the largest pipeline company in North America. Through its subsidiaries, El Paso Corporation:

     - owns 90.1 percent of our general partner. Historically, El Paso Corporation and its affiliates have employed the personnel who operate our businesses. We reimburse our general partner and its affiliates for the costs they incur on our behalf, and we pay our general partner its proportionate share of distributions --relating to its one percent general partnership interest and the related incentive distributions --we make to our partners each calendar quarter.

     - is a significant stake-holder in us -- it owns approximately 19.0 percent, or 11,084,245, of our common units (decreased from 26.5 percent as a result of our common unit offerings during the second and third quarters of 2003 and decreased from 23.1 percent as a result of our October 2003 offerings and its sale of 590,000 common units in October
       2003), all 10,937,500 of our Series C units, which we issued in November 2002 for $350 million, and 90.1 percent of our general partner. As holders of some of our common units and all of our Series C units, subsidiaries of El Paso Corporation receive their proportionate share of distributions we make to our partners each calendar quarter. In July 2003, we filed a registration statement on Form S-3 to register for resale 2,000,000 of the common units owned by El Paso Corporation or its subsidiaries. Under this registration statement, El Paso Corporation sold 590,000 of its common units in October 2003.

     - is a customer of ours. As with other large energy companies, we have entered into a number of contracts with El Paso Corporation and its affiliates.

     As discussed above, we have implemented, and may further implement, a number of Independence Initiatives that are designed to help us better manage the rewards and risks relating to our relationship with El Paso Corporation. However, even in light of these Independence Initiatives or any other arrangements, we may still be adversely affected if El Paso Corporation continues to suffer financial stress.

Goldman Sachs' Investment in Our General Partner and Common Units

     In connection with our Independence Initiatives, El Paso Corporation decided to sell between 5 and 10 percent of its interest in our general partner (which was then a wholly owned subsidiary of El Paso Corporation) and solicit bids from interested investors. Goldman Sachs was the successful bidder and in October 2003, Goldman Sachs acquired a 9.9 percent membership interest in our general partner for $88 million. In connection with its investment in our general partner, Goldman Sachs also purchased 3,000,000 common units from us for $112 million. Our general partner's Audit and Conflicts Committee engaged an independent financial advisor to provide a fairness opinion related to the sale of our general partner interest. Based on this opinion, these transactions were approved by the Audit and Conflicts Committee of our general partner's board of directors and its full board of directors.

     Through Goldman Sachs' membership interest in our general partner:

     - it is entitled to receive 9.9 percent of all distributions made by our general partner; and

     - its consent is required before we or our general partner can liquidate, dissolve or file a voluntary bankruptcy petition.

     In connection with Goldman Sachs' investment, we entered into the following agreements with El Paso Corporation and its affiliates and Goldman Sachs:

     Exchange and Registration Rights Agreement.  Under this agreement:

     - Beginning in October 2008, Goldman Sachs will have the right to exchange its 9.9 percent membership interest in our general partner for a number of common units that would result in Goldman Sachs receiving quarterly common unit distributions, based on the most recent cash distribution to common unitholders, equal (subject to adjustments) to 9.9 percent of the most recent cash distribution we have made to our general partner;

     - The maximum number of common units that Goldman Sachs will be permitted to receive in exchange for its entire membership interest in our general partner may not exceed 9.9 percent of the sum of the total number of our outstanding limited partner interests (calculated on a diluted basis) plus the number of common units to be issued to Goldman Sachs in the exchange. However, Goldman Sachs will not be permitted to receive a number of common units at any point in time that, together with any other common units owned by Goldman Sachs, would result in Goldman Sachs owning more than 9.9 percent of our outstanding common units at that time.

     - Goldman Sachs will have the right to effect the exchange prior to October 2008 upon the occurrence of specified events, including:

         - the sale of all or substantially all of our or our general partner's assets,

         - our merger with another company,

         - a change of control (as that term is defined in the Exchange and Registration Rights Agreement) of the El Paso Corporation subsidiary that owns 90.1 percent of our general partner,

         - our liquidation,

         - our distribution of cash from interim capital contributions (as defined in our partnership agreement),

         - in certain circumstances, the commencement of a voluntary or involuntary bankruptcy proceeding against El Paso Corporation or any of its material subsidiaries, or

         - if we negotiate a reduction in the incentive distributions that we pay to our general partner;

     - Beginning in October 2010, or prior to October 2010 upon the occurrence of certain events, we will have, and in certain instances El Paso Corporation has, the right to cause Goldman Sachs to exchange its 9.9 percent membership interest in our general partner for common units;

     - We have filed with the SEC, and have agreed to maintain the effectiveness of, a shelf registration statement to register the 3,000,000 common units we issued to Goldman Sachs as well as any common units Goldman Sachs acquires in any exchange for its interest in our general partner; and

     - Goldman Sachs agreed not to sell pursuant to the shelf registration statement any of the 3,000,000 units it acquired from us for a minimum of 90 days, subject to certain exceptions (including upon a sale of common units by us, El Paso Corporation or any of its subsidiaries before that date).

     Incentive Distribution Reduction Agreement. Under this agreement, if we acquire Goldman Sachs' interest in our general partner under the Exchange and Registration Rights Agreement, we will then return that interest to our general partner in exchange for a reduction in our general partner's incentive distribution payments based on the amount of the distributions attributable to the membership interest exchanged.

Exchange With El Paso Corporation

     In connection with our November 2002 San Juan assets acquisition, El Paso Corporation retained the obligation to repurchase the Chaco plant from us for $77 million in October 2021. As part of El Paso Corporation's sale of 9.9 percent of our general partner, we released El Paso Corporation from that obligation in exchange for El Paso Corporation contributing specified assets to us. The communications assets we received will be used in the operation of our pipeline systems, furthering our independence strategy. Prior to the October 2003 exchange, we were paying a fee to El Paso Corporation for the use of their assets. We recorded the received assets at El Paso Corporation's book value with the offset to partners' capital. In connection with the exchange, El Paso Corporation also agreed to provide us with the right to lease 80 percent of an office building in San Antonio, Texas at no cost for 20 years.

     As a result of the October 2003 exchange, we changed our accounting estimate of the depreciable life of the Chaco Plant, from 19 to 30 years in order to depreciate the Chaco Plant over its estimated useful life as compared to the original term of the repurchase agreement. Depreciation expense will decrease approximately $0.5 million and $2.3 million on a quarter and annual basis.

Series B Preference Units

     In October 2003, we redeemed all 123,865 of our remaining outstanding Series B preference units for $156 million, a 7 percent discount from their liquidation value of $167 million. For this redemption, we used the net proceeds of $111.5 million from our sale of 3,000,000 common units to Goldman Sachs, and $44.1 million from cash on hand and from borrowings under our revolving credit facility. We reflected the discount as an increase to the common units capital, Series C units capital and to our general partner capital accounts.

Fairness Opinion

     In accordance with our procedures for evaluating and valuing material transactions with El Paso Corporation, our general partner's Audit and Conflicts Committee engaged an independent financial advisor to provide a fairness opinion related to the transactions with Goldman Sachs, the asset exchange with El Paso Corporation, and the redemption of Series B Preference Units. Based on this opinion, our Audit and Conflicts Committee and the full Board approved these transactions.

CAMERON HIGHWAY OIL PIPELINE COMPANY

     In June 2003, we formed Cameron Highway Oil Pipeline Company and contributed to it the $458 million Cameron Highway oil pipeline system construction project. Cameron Highway is responsible for building and operating the pipeline, which is scheduled for completion during the third quarter of 2004. We entered into producer agreements with three major anchor producers, BP Exploration & Production Company (BP Exploration), BHP Billiton Petroleum (Deepwater), Inc. (BHP) and Union Oil Company of California (Unocal), which agreements were assigned to and assumed by Cameron Highway. The producer agreements require construction of the 390-mile Cameron Highway oil pipeline.

     In July 2003, we sold a 50 percent interest in Cameron Highway to Valero for $86 million, forming a joint venture with Valero. Valero paid us approximately $70 million at closing, including $51 million representing 50 percent of the capital investment expended through that date for the pipeline project, and we recognized $19 million as a gain from the sale of long-lived assets. In addition, Valero will pay us $5 million once the system is completed and an additional $11 million by the end of 2006. We expect to reflect these additional amounts as gains from the sale of long-lived assets in the periods they are received.

     The Cameron Highway oil pipeline system project is expected to be funded with 29 percent, or $133 million, equity through capital contributions from the Cameron Highway partners (currently, Valero and us), which have already been made, and 71 percent debt through a $325 million project loan facility, consisting of a $225 million construction loan and $100 million of senior secured notes. We and Valero are obligated to make additional capital contributions to Cameron Highway if and to the extent that the construction costs for the pipeline exceed Cameron Highway's capital resources, including the initial equity contributions and proceeds from Cameron Highway's project loan facility.

RELATED PARTY TRANSACTIONS

     In our normal course of business we enter into transactions with various entities controlled directly or indirectly by El Paso Corporation.

     For the quarter ended September 30, 2003, $8.4 million of our related party revenue came from Merchant Energy for natural gas transportation and storage agreements. In November 2002, El Paso Corporation announced its intention to exit the energy trading business. Currently, we have a $5.1 million letter of credit from Merchant Energy representing two months of transportation revenues. During the quarter ended September 30, 2003, Merchant Energy continued to fully utilize these agreements. As of June 30, 2003, we replaced all our month-to-month, market priced sales of natural gas to Merchant Energy with similar arrangements with third parties. In October 2003, Merchant Energy transferred the natural gas transportation and storage agreements they have with us to El Paso Field Services.

     In connection with our San Juan assets acquisition, we entered into a 10-year transportation agreement with El Paso Field Services beginning January 1, 2003. Under this agreement, we receive a fee of $1.5 million per year for transportation on one of our NGL pipelines.

     The fees we incur for services under our general and administrative services agreement with El Paso Corporation reflect the benefit from El Paso Corporation's ability to utilize their economies of scale to negotiate service levels at favorable costs. During 2002, these fees increased as a result of the acquisitions of the EPN Holding and San Juan assets. We expect the management fee will continue to be adjusted to reflect increases in services provided. We anticipate we will continue to obtain these services from El Paso Corporation; however, if these services were to end, our expenditures may increase as we may not be able to obtain the same level of services at comparable costs.

     See Part I, Financial Information, Note 11 for a further discussion of our related party transactions.

                        LIQUIDITY AND CAPITAL RESOURCES

     Our principal requirements for cash, other than our routine operating costs, are for capital expenditures, debt service, business acquisitions and distributions to our partners. We plan to fund our short-term cash needs, including operating costs, maintenance capital expenditures and cash distributions to our partners, from cash generated from our operating activities and borrowings under our credit facility. Capital expenditures we expect to benefit us over longer time periods, including our organic growth projects and business acquisitions, we plan to fund through a variety of sources (either separately or in combination), which include issuing additional common units, borrowing under commercial bank credit facilities, issuing public or private placement debt and other financing transactions. We plan to fund our debt service requirements through a combination of refinancing arrangements and cash generated from our operating activities.

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

CAPITAL RESOURCES

COMMON UNITS

     Our announced strategy for 2003 is to continue to finance or re-finance our growth with 50 percent equity to ensure a sound capital structure. Since January 2003, we have raised net proceeds of approximately $387.5 million through public offerings of 11,026,109 common units, successfully accomplishing part of our strategy for 2003. We used the net proceeds from our public offerings of common units to temporarily reduce amounts outstanding under our revolving credit facility and for general partnership purposes. The following table provides additional detail regarding our public offerings since January 2003:

                                                COMMON UNITS   PUBLIC OFFERING   NET OFFERING
PUBLIC OFFERING DATE                               ISSUED           PRICE          PROCEEDS
--------------------                            ------------   ---------------   -------------
                                                                 (PER UNIT)      (IN MILLIONS)
October 2003..................................   4,800,000         $40.60           $186.1
August 2003...................................     507,228         $39.43           $ 19.7
June 2003.....................................   1,150,000         $36.50           $ 40.3
May 2003......................................   1,118,881         $35.75           $ 38.3
April 2003....................................   3,450,000         $31.35           $103.1

     In addition to our public offerings of common units, in October 2003 we sold 3,000,000 common units privately to Goldman Sachs in connection with their purchase of a 9.9 percent membership interest in our general partner. We used the net proceeds of $111.5 million from that private sale to partially fund the redemption of all of our outstanding Series B preference units.

     We expect to use the proceeds we receive from any additional capital we raise through the issuance of additional common units to temporarily reduce amounts outstanding under our credit facility, to finance growth opportunities and for general partnership purposes. Our ability to raise additional capital may be negatively affected by many factors, including our relationship with El Paso Corporation.

SERIES B PREFERENCE UNITS

     In connection with our 2003 public offerings of common units through September 30, 2003, our general partner, in lieu of a cash contribution, contributed to us, and we retired, 1,527 Series B preference units with liquidation value of approximately $2.0 million, including accrued distributions of approximately $0.5 million, to maintain its one percent general partner interest. In October 2003, we redeemed all of our remaining outstanding Series B preference units. Refer to previous discussion "Series B Preference Units", for further discussion.

SERIES F CONVERTIBLE UNITS

     In connection with our public offering of 1,118,881 common units in May 2003, we issued 80 Series F convertible units. Each Series F convertible unit is comprised of two separate detachable units -- a Series F1 convertible unit and a Series F2 convertible unit -- that have identical terms except for vesting and termination times and the number of underlying common units into which they may be converted. The Series F1 units are convertible into up to $80 million of common units anytime after August 12, 2003, and until March 29, 2004 (subject to defined extension rights). The Series F2 units are convertible into up to $40 million of common units provided at least $40 million of Series F1 convertible units are converted prior to their termination. The Series F2 units terminate on March 30, 2005 (subject to defined extension rights). The price at which the Series F convertible units may be converted to common units is equal to the lesser of the prevailing price (as defined below), if the prevailing price is equal to or greater than $35.75 or the prevailing price minus the product of 50 percent of the positive difference, if any, of $35.75 minus the prevailing price. The prevailing price is equal to the lesser of (i) the average closing price of our common units for the 60 business days ending on and including the fourth business day prior to our receiving notice from the holder of the Series F convertible units of their intent to convert them into common units; (ii) the average closing price of our common units for the first seven business days of the 60 day period included in (i); or (iii) the average closing price of our common units for the last seven days of the 60 day period included in (i). The price at which the Series F convertible units could have been converted to common units assuming we had received a conversion notice on September 30 and October 29, 2003, was $38.77 and $39.05. The Series F units may be converted into a maximum of 8,329,679 common units. Holders of Series F convertible units are not entitled to vote or receive distributions. The value associated with the Series F convertible units is included in partners' capital as a component of common units capital.

     In August 2003, we amended the terms of the Series F convertible units to permit the holder to elect a "cashless" exercise -- that is, an exercise where the holder gives up common units with a value equal to the exercise price rather than paying the exercise price in cash. If the holder so elects, we have the option to settle the net position by issuing common units or, if the settlement price per unit is above $26.00 per unit, paying the holder an amount of cash equal to the market price of the net number of units. These amendments had no effect on the classification of the Series F convertible units on the balance sheet at September 30, 2003.

INDEBTEDNESS AND OTHER OBLIGATIONS

     In March 2003, we issued $300 million in aggregate principal amount of 8 1/2% senior subordinated notes due 2010. We used the proceeds of approximately $293.5 million, net of issuance costs, to repay all indebtedness outstanding under our $237.5 million senior secured acquisition term loan and to temporarily repay $55.5 million of the balance outstanding under our revolving credit facility.

     In July 2003, we issued $250 million in aggregate principal amount of 6 1/4% senior notes due 2010. We used the proceeds of approximately $245.1 million, net of issuance costs, to repay the remaining $160 million of indebtedness under the GulfTerra Holding term credit facility and the remaining $85.1 million to temporarily reduce amounts outstanding under our revolving credit facility.

     In July 2003, Cameron Highway Oil Pipeline Company, our 50 percent owned joint venture that is constructing the 390-mile Cameron Highway Oil Pipeline, entered into a $325 million project loan facility consisting of a $225 million construction loan and $100 million of senior secured notes. At September 30, 2003, Cameron Highway had $35 million outstanding under the construction loan and $28 million of senior secured notes outstanding.

     In July 2003, to achieve a better mix of fixed rate debt and variable rate debt, we entered into an eight-year interest rate swap agreement to provide for a floating interest rate on $250 million out of $480 million of our 8 1/2% senior subordinated notes due 2011. With this swap agreement, we pay the counterparty a LIBOR based interest rate plus a spread of 4.20% and receive a fixed rate of 8 1/2%. We are accounting for this derivative as a fair value hedge under SFAS No. 133. At September 30, 2003, the fair value of the swap was a liability, included in non-current liabilities, of approximately $2.2 million. The fair value of the hedged debt decreased by the same amount.

     In September 2003, we renewed our credit facility to among other things, increase the commitment level under the revolving component from $600 million to $700 million and extend the maturity from May 2004 to September 2006. Under the terms of our renewed credit facility, the interest rate we are charged is contingent upon our leverage ratio, as defined in our credit facility, and ratings we are assigned by S&P or Moody's. The interest we are charged would increase by 0.25% if the credit ratings on our senior secured credit facility decrease or our leverage ratio decreases, or alternatively, would decrease by 0.25% if these ratings are increased or our leverage ratio improves. Additionally, we pay commitment fees on the unused portion of our revolving credit facility at rates that vary from 0.30% to 0.50%. These increases in our credit facility costs are the only additional costs we would bear in direct relationship to our financing contracts.

     See Part I, Financial Information, Note 6, for a detailed discussion of our debt obligations.

     The following table presents the timing and amounts of our debt repayment and other obligations for the years following September 30, 2003, that we believe could affect our liquidity (in millions):

                                            LESS THAN                            AFTER
   DEBT REPAYMENT AND OTHER OBLIGATIONS      1 YEAR     1-3 YEARS   3-5 YEARS   5 YEARS   TOTAL
   ------------------------------------     ---------   ---------   ---------   -------   ------
Revolving credit facility.................    $ --        $328        $ --      $   --    $  328
Senior secured term loan..................       5          10         143          --       158
6 1/4% senior notes issued July 2003, due
  June 2010...............................      --          --          --         250       250
10 3/8% senior subordinated notes issued
  May 1999, due June 2009.................      --          --          --         175       175
8 1/2% senior subordinated notes issued
  March 2003, due June 2010...............      --          --          --         300       300
8 1/2% senior subordinated notes issued
  May 2001, due June 2011.................      --          --          --         250       250
8 1/2% senior subordinated notes issued
  May 2002, due June 2011.................      --          --          --         230       230
10 5/8% senior subordinated notes issued
  November 2002, due December 2012........      --          --          --         200       200
Wilson natural gas storage facility
  operating lease.........................       3          10          11          --        24
                                              ----        ----        ----      ------    ------
       Total debt repayment and other
          obligations.....................    $  8        $348        $154      $1,405    $1,915
                                              ====        ====        ====      ======    ======

CAPITAL EXPENDITURES

FORECASTED EXPENDITURES

     We estimate our forecasted expenditures based upon our strategic operating and growth plans, which are also dependent upon our ability to produce or otherwise obtain the capital necessary to accomplish our operating and growth objectives. These estimates may change due to factors beyond our control, such as weather related issues, changes in supplier prices or poor economic conditions. Further, estimates may change as a result of decisions made at a later date, which may include acquisitions, scope changes or decisions to take on additional partners. Our projection of expenditures for the quarters ended September 30, June 30 and March 31, 2003 as presented in our 2002 Annual Report on Form 10-K, were $78, $92 and $120 million; however, our actual expenditures were approximately $39, $125 and $80 million.

     The table below depicts our estimate of projects and capital maintenance expenditures through September 30, 2004. These expenditures are net of project financings and anticipated contributions in aid of construction and contributions from joint venture partners. We expect to be able to fund these forecasted expenditures from the combination of operating cash flow and funds available under our revolving credit facility and other financing arrangements. Actual results may vary from these projections.

                                                       QUARTERS ENDING
                                     ---------------------------------------------------    NET TOTAL
                                     DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,    FORECASTED
                                         2003         2004        2004         2004        EXPENDITURES
                                     ------------   ---------   --------   -------------   ------------
                                                               (IN MILLIONS)
NET FORECASTED CAPITAL PROJECT
  EXPENDITURES....................       $80           $41        $17           $20            $158
                                         ---           ---        ---           ---            ----
OTHER FORECASTED CAPITAL
  EXPENDITURES....................        11            15         10            10              46
                                         ---           ---        ---           ---            ----
TOTAL FORECASTED EXPENDITURES.....       $91           $56        $27           $30            $204
                                         ===           ===        ===           ===            ====

CONSTRUCTION PROJECTS

                                                 CAPITAL EXPENDITURES
                                   -------------------------------------------------
                                                                      AS OF                  CAPACITY
                                         FORECASTED            SEPTEMBER 30, 2003      --------------------
                                   -----------------------   -----------------------               NATURAL
                                   TOTAL(1)   GULFTERRA(2)   TOTAL(1)   GULFTERRA(2)      OIL        GAS      EXPECTED COMPLETION
                                   --------   ------------   --------   ------------   ---------   --------   -------------------
                                                     (IN MILLIONS)                     (MBBLS/D)   (MMCF/D)
Wholly owned projects
  Medusa Natural Gas Pipeline....    $ 28         $ 26         $ 23         $ 23           --        160      Fourth Quarter 2003
  Marco Polo Natural Gas and Oil
    Pipelines....................     101           84           49           32          120        400      First Quarter 2004
  Phoenix Gathering System.......      66           60           23           20           --        450      Second Quarter 2004
Joint venture projects
  Marco Polo Tension Leg
    Platform(3)..................     224           33          182           33          120        300      Fourth Quarter 2003
  Cameron Highway Oil
    Pipeline(4)..................     458           85          176           85          500         --      Third Quarter 2004

---------------

(1) Includes 100 percent of costs and is not reduced for anticipated contributions in aid of construction, project financings and contributions from joint venture partners. We expect to receive $6.1 million of which $3.0 million has been collected from ANR Pipeline Company for our Phoenix project. We have received $10.5 million from ANR Pipeline Company and $7.0 million from El Paso Field Services for the Marco Polo natural gas pipeline. In October 2003, we collected $2 million from Tennessee Gas Pipeline for our Medusa project.

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

(4) In July 2003, we sold a 50 percent interest in Cameron Highway to Valero Energy Corporation. Valero paid us approximately $51 million at closing representing 50 percent of the capital investment expended through that date.

PROJECTS ANNOUNCED IN 2003

     Front Runner Downstream Oil Pipeline Project. In September 2003, we announced that Poseidon, our 36 percent owned joint venture, entered into an agreement for the purchase and sale of crude oil from the Front Runner Field. Poseidon will construct, own and operate the $28 million project, which will connect the Front Runner Field with Poseidon's existing system at Ship Shoal Block 332. The new 36-mile, 14-inch pipeline is expected to be operational by the middle of 2004 and have a capacity of 65,000 barrels per day. As Poseidon expects to fund Front Runner's capital expenditures from its operating cash flow and from its revolving credit facility, we do not expect to receive distributions from Poseidon until the Front Runner pipeline is completed.

     San Juan Optimization Project. In May 2003, we announced the approval of a $43 million project relating to our San Juan Basin assets. The project is expected to be completed in stages through 2006. The project is expected to result in a 130 MMcf/d increase in capacity, added compression to the Chaco processing facility and increased market opportunities through a new interconnect at the tailgate of the Chaco processing facility. As of September 30, 2003, we have spent approximately $1.5 million related to this project.

     Petal Expansion Project. In September 2003, we entered into a nonbinding letter of intent with Southern Natural Gas Company, a subsidiary of El Paso Corporation, regarding the proposed development and sale of a natural gas storage cavern and the proposed sale of an undivided interest in a pipeline and other facilities related to that natural gas storage cavern. The new storage cavern would be located at our storage complex near Hattiesburg, Mississippi. If Southern Natural Gas determines that there is sufficient market interest, it would purchase the land and mineral rights related to the proposed storage cavern and would pay our costs to construct the storage cavern and related facilities. Upon completion of the storage cavern, Southern Natural Gas would acquire an undivided interest in our Petal pipeline connected to the storage cavern. We would also enter into an arrangement with Southern Natural Gas under which we would operate the storage cavern and pipeline on its behalf.

     Before we consummate this transaction, and enter into definitive transaction documents, the transaction must be recommended by the audit and conflicts committee of our general partner's board of directors, which committee consists solely of directors meeting the independent director requirements established by the NYSE and the Sarbanes-Oxley Act and then approved by our general partner's full board of directors.

ACQUISITIONS

San Juan Assets

     During the quarter ended September 30, 2003, the total purchase price and net assets acquired for our November 2002 acquisition of the San Juan assets decreased $2.4 million due to post-closing purchase price adjustments related to natural gas imbalances, NGL in-kind reserves and well loss reserves. The following table summarizes our allocation of the fair values of the assets acquired and liabilities assumed. Our allocation among the assets acquired is based on the results of an independent third-party appraisal.

                                                              AT NOVEMBER 27,
                                                                   2002
                                                              ---------------
                                                              (IN THOUSANDS)
Note receivable.............................................     $ 17,100
Property, plant and equipment...............................      763,696
Intangible assets...........................................          470
Investment in unconsolidated affiliate......................        2,500
                                                                 --------
  Total assets acquired.....................................      783,766
                                                                 --------
Imbalances payable..........................................       17,403
Other current liabilities...................................        2,565
                                                                 --------
  Total liabilities assumed.................................       19,968
                                                                 --------
     Net assets acquired....................................     $763,798
                                                                 ========

  EPN Holding

     During the nine months ended September 30, 2003, the total purchase price and net assets acquired for the April 2002 EPN Holding asset acquisition increased $17.5 million due to post-closing purchase price adjustments related primarily to natural gas imbalances assumed in the transaction. The following table summarizes our allocation of the fair values of the assets acquired and liabilities assumed. Our allocation among the assets acquired is based on the results of an independent third-party appraisal.

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
                                                                 ========

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $209.4 million for the nine months ended September 30, 2003, compared to $138.5 million for the same period in 2002. The increase was attributable to operating cash flows generated by our acquisitions of the EPN Holding assets in April 2002 and the San Juan assets in November 2002.

CASH USED IN INVESTING ACTIVITIES

     Net cash used in investing activities was approximately $201.4 million for the nine months ended September 30, 2003. Our investing activities include capital expenditures related to the construction of the Marco Polo pipelines, the Cameron Highway oil pipeline, and the Falcon Nest fixed-leg platform offset in part by $69.8 million in proceeds from the sale of a 50 percent interest in Cameron Highway to Valero, $1.3 million in proceeds from the sale of our interest in Copper Eagle and $7.6 million from the sale and retirement of other assets.

CASH FROM FINANCING ACTIVITIES

     Net cash provided by financing activities was approximately $14.9 million for the nine months ended September 30, 2003. During 2003, our cash provided by financing activities included issuances of long-term debt and offerings of common units and convertible units. Cash used in our financing activities included repayments on our senior secured acquisition term loan, our revolving credit facility and other financing obligations, as well as distributions to our partners.

OTHER MATTERS

     As a result of current circumstances generally surrounding the energy sector, the creditworthiness of several industry participants has been called into question, including El Paso Corporation, the indirect owner of 90.9 percent of our general partner. As a result of these circumstances, we have established an internal group to monitor our exposure to, and determine, as appropriate, whether we should request prepayments, letters of credit or other collateral from our counterparties. During the second quarter of 2003, we received a letter of credit from Merchant Energy totaling $5.1 million regarding our existing customer/contractual relationships with them. If these general conditions worsen and, as a result, several industry participants file for Chapter 11 bankruptcy protection, it could have a material adverse effect on our financial position, results of operations or cash flows. While some industry participants have filed for Chapter 11 bankruptcy protection during the past nine months, our exposure to these participants has not been significant. However, based upon our review of the collectibility of accounts receivable, we increased our allowance by $2.0 million during the second quarter of 2003. As of September 30, 2003 and December 31, 2002, our allowance was $4.5 million and $2.5 million.

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

CONSOLIDATED RESULTS

     We reported third quarter 2003 net income of $60.2 million ($0.62 per unit), up 152 percent from $23.8 million ($0.21 per unit) from third quarter 2002. Earnings before interest, taxes, depreciation, and amortization (EBITDA) increased 78 percent to $122.8 million in the third quarter 2003 compared with $68.9 million in the third quarter of 2002.

     For the nine months ended September 30, 2003, net income was $151.7 million ($1.56 per unit), a 112-percent increase as compared to $71.7 million ($0.72 per unit) for the same nine months ended 2002. EBITDA for the nine months ended September 30, 2003 was $337.4 million, an increase of 79 percent from the $188.4 million reported for the same period of 2002.

     We use EBITDA to assess our consolidated and segment results. EBITDA is our liquidity measure as our lenders are interested in whether we generate sufficient cash to meet our debt obligations as they become due. Accordingly, our revolving credit agreement and indentures utilize EBITDA to represent a measure of our cash flows from current operations. Our equity investors generally focus on our capacity to pay distributions or to grow the business, or both. As a result, our ability to generate cash from operations of the business to cover distributions, debt service, as well as to pursue growth opportunities, is an important measure of our liquidity. A reconciliation of this measure to cash flows from operations for our consolidated results is as follows:

                                                QUARTER ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                             -------------------   -------------------
                                               2003       2002       2003       2002
                                             --------   --------   --------   --------
Cash Flows from Operations.................  $ 75,189   $ 76,942   $209,355   $138,543
Plus: Interest and debt expense............    33,197     22,070     99,521     55,362
     Working capital changes, net of
     effects of acquisitions and noncash
     transactions..........................   (10,079)   (33,428)     4,586    (12,914)
     Gain (loss) on sale of long-lived
     assets................................    18,964       (434)    18,707       (119)
     Minority interest                            889          8        969         13
          Net cash payment received from El
          Paso Corporation.................     2,120      1,954      6,238      5,752
     Noncash hedge loss....................        --      1,013         --      1,013
     Discontinued operations of Prince
     facilities............................        --        456         --      6,965
Less: Net cash provided by (used
      in)discontinued operations...........        --        (30)        --      5,007
     Noncash items on cash flow
     statement.............................    (2,547)      (302)     1,973      1,193
                                             --------   --------   --------   --------
EBITDA.....................................  $122,827   $ 68,913   $337,403   $188,415
                                             ========   ========   ========   ========

                                SEGMENT RESULTS

     The following table presents EBITDA by segment and in total.

                                                QUARTER ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------   -------------------
                                                2003      2002       2003       2002
                                              --------   -------   --------   --------
                                                           (IN THOUSANDS)
Natural gas pipelines and plants............  $ 80,002   $44,436   $236,223   $111,733
Oil and NGL logistics.......................    26,782    11,271     51,279     34,055
Natural gas storage.........................     7,518     5,455     22,587     10,255
Platform services...........................     4,885     4,522     15,397     24,837
                                              --------   -------   --------   --------
  Segment EBITDA............................   119,187    65,684    325,486    180,880
Other, net..................................     3,640     3,229     11,917      7,535
                                              --------   -------   --------   --------
  Consolidated EBITDA.......................  $122,827   $68,913   $337,403   $188,415
                                              ========   =======   ========   ========

     See Item 1, Financial Information, Note 9 for a reconciliation of segment EBITDA to net income.

NATURAL GAS PIPELINES AND PLANTS

                                               QUARTER ENDED       NINE MONTHS ENDED
                                               SEPTEMBER 30,         SEPTEMBER 30,
                                            -------------------   --------------------
                                              2003       2002       2003        2002
                                            --------   --------   ---------   --------
                                                (IN THOUSANDS, EXCEPT FOR VOLUMES)
Natural gas pipelines and plants
  revenue.................................  $180,908   $ 96,381   $ 577,682   $232,053
Cost of natural gas and other products....   (64,611)   (27,767)   (240,631)   (67,268)
                                            --------   --------   ---------   --------
Natural gas pipelines and plants margin...   116,297     68,614     337,051    164,785
Operating expenses excluding depreciation,
  depletion, and amortization.............   (37,387)   (25,191)   (103,855)   (54,083)
Other income (expense)....................       598         (8)      1,958          5
Noncash hedge loss........................        --      1,013          --      1,013
Cash distributions from unconsolidated
  affiliates in excess of earnings(1).....       484         --         979         --
Minority interest.........................        10          8          90         13
                                            --------   --------   ---------   --------
EBITDA....................................  $ 80,002   $ 44,436   $ 236,223   $111,733
                                            ========   ========   =========   ========

---------------

(1) Earnings from unconsolidated affiliates for the quarter and nine months ended September 30, 2003, was $516 thousand and $1,771 thousand.

                                                     QUARTER ENDED    NINE MONTHS ENDED
                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                    ---------------   ------------------
                                                     2003     2002      2003      2002
                                                    ------   ------   --------   -------
                                                     (IN THOUSANDS, EXCEPT FOR VOLUMES)
Volumes (MDth/d)
  Texas Intrastate................................   3,402    3,235     3,387     2,237
  San Juan gathering..............................   1,263       --     1,212        --
  Permian gathering...............................     306      320       327       238
  HIOS............................................     643      696       700       750
  Viosca Knoll gathering..........................     704      583       688       569
  Other natural gas pipelines.....................     638      391       618       387
  Processing plants...............................     794      746       795       718
                                                    ------   ------   -------    ------
     Total volumes................................   7,750    5,971     7,727     4,899
                                                    ======   ======   =======    ======

     We provide natural gas gathering and transportation services for a fee. However, agreements with some of our customers require that we purchase natural gas from producers at the wellhead for an index price less an amount that compensates us for gathering services. We then sell the natural gas into the open market at points on our system at the same price paid to the producers. Accordingly, under these agreements, our operating revenues and costs of natural gas and other products are impacted by changes in energy commodity prices, however, our margin for these agreements reflects only the fee we received for gathering services. At our Indian Basin processing facility, our revenues reflect the gross sales of natural gas liquids we retain as a processing fee and the natural gas liquids purchased from other producers under the marketing provisions of their contracts. Included in our cost of natural gas and other products is the payment to the producers for the natural gas liquids we marketed on their behalf. For these reasons, we feel that gross margin (revenue less cost of natural gas and other products) provides a more accurate and meaningful basis for analyzing operating results for this segment. Revenues at our Chaco processing facility are representative of our processing fee since the natural gas liquids purchased from the producers at this facility is minimal.

     During the latter half of 2002, we experienced a significant unfavorable variance between the fuel usage on HIOS and the fuel collected from our customers for our use. We believe a series of events may have contributed to this variance, including two major storms that hit the Gulf Coast Region (and these assets) in late September and early October of 2002. We are taking numerous steps to determine the cause of the fuel differences, including a review of receipt and delivery measurement data. As of September 30, 2003, we had recorded fuel differences of approximately $9.4 million, which is included in other non-current assets. Depending on the outcome of our review, we expect to seek FERC approval to collect some or all of the fuel differences. At this time we are not able to determine what amount, if any, may be collectible from our customers. Any amount we are unable to resolve or collect from our customers will negatively impact the future results of our natural gas pipelines and plants segment.

  Third Quarter Ended September 30, 2003 Compared With Third Quarter Ended September 30, 2002

     Natural gas pipelines and plants margin for the quarter ended September 30, 2003, was $47.7 million higher than in the same period in 2002. Our San Juan Basin assets, acquired in November 2002, accounted for approximately $44.8 million of the increase. Margin also increased by approximately $2.0 million due to an increase in volumes attributable to our Falcon Nest pipeline, which was placed in service in March 2003, and additional volumes on our Viosca Knoll system from the Canyon Express pipeline system. Additionally, margin increased by approximately $1.3 million due to higher NGL prices in 2003, which favorably impacted margins at our Indian Basin processing facility. Partially offsetting these increases was a decrease in volumes on our HIOS pipeline due to naturally declining production in the western regions of the Gulf of Mexico.

     Operating expenses excluding depreciation, depletion, and amortization for the quarter ended September 30, 2003, were $12.2 million higher than the same period in 2002 primarily due to the acquisition of the San Juan Basin assets. Excluding the operating costs of these acquired assets, operating expenses increased by $6.6 million due to higher repair and maintenance expenses of $1.9 million on our Texas intrastate pipeline, which were unusually low in 2002 due to timing of expenditures, and $1.3 million attributable to repairs on our Medusa gas pipeline, which was damaged by an anchor after construction. Additionally, operating expenses were higher by $3.1 million due to an increase associated with our general and administrative services agreement with subsidiaries of El Paso Corporation, as a result of our acquisitions in 2002.

     Other income for the quarter ended September 30, 2003, primarily relates to earnings from our unconsolidated affiliate, Coyote Gas Treating, LLC, which we acquired in connection with the San Juan asset acquisition in November 2002.

     The noncash hedge loss for the quarter ended September 30, 2002, is related to our San Juan hedging activity prior to our acquisition of the San Juan assets in November 2002. Prior to this acquisition we accounted for our San Juan hedging activity under mark-to-market accounting since it did not qualify for hedge accounting under SFAS No. 133.

  Nine Months Ended September 30, 2003 Compared With Nine Months Ended September 30, 2002

     Natural gas pipelines and plants margin for the nine months ended September 30, 2003, was $172.3 million higher than in the same period in 2002. Our San Juan Basin assets, acquired in November 2002, and our EPN Holding assets, acquired in April 2002, accounted for approximately $130.0 million and $36.7 million of the increase. Margin also increased by $6.0 million due to an increase in volumes attributable to our Falcon Nest pipeline, which was placed in service in March 2003, and additional volumes on our Viosca Knoll system from the Canyon Express pipeline system. Additionally, margin increased by $3.0 million due to higher NGL prices in 2003, which favorably impacted margins at our Indian Basin processing facility. Partially offsetting these increases was a $1.0 million decrease in margin for our Texas intrastate pipeline system attributable to the impact that higher natural gas prices in 2003 had on our fuel costs and the revaluation of our natural gas imbalances, offset by an increase in base business performance. The increases were also offset by an additional $2.9 million decrease in margin related to lower volumes on our HIOS pipeline due to natural decline in the western region of the Gulf of Mexico.

     Operating expenses excluding depreciation, depletion, and amortization for the nine months ended September 30, 2003, were $49.8 million higher than the same period in 2002 primarily due to the acquisition of the San Juan Basin and EPN Holding assets. Excluding the operating costs of these acquired assets, operating expenses increased by $21.4 million due to increased operating expenses of $13.3 million associated with our general and administrative services agreement with subsidiaries of El Paso Corporation. The increase in operating expenses is also attributable to an increase in our allowance for doubtful accounts of $2.0 million, higher repair and maintenance expenses of $6.3 million, of which $5.0 million relates to expenditures on our Texas intrastate pipeline, which were unusually low in 2002 due to timing of expenditures, and $1.3 million attributable to repairs on our Medusa gas pipeline, which was damaged by an anchor after construction.

     Other income for the nine months ended September 30, 2003, primarily relates to earnings from our unconsolidated affiliate, Coyote Gas Treating, LLC, which we acquired in connection with the San Juan asset acquisition in November 2002.

     The noncash hedge loss for the nine months ended September 30, 2002, is related to our San Juan hedging activity prior to our acquisition of the San Juan assets in November 2002. Prior to this acquisition we accounted for our San Juan hedging activity under mark-to-market accounting since it did not qualify for hedge accounting under SFAS No. 133.

OIL AND NGL LOGISTICS

                                                       QUARTER ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                    -------------------   --------------------
                                                      2003       2002       2003        2002
                                                    --------   --------   ---------   --------
                                                        (IN THOUSANDS, EXCEPT FOR VOLUMES)
Oil and NGL logistics revenues....................  $ 83,040   $  9,450   $ 232,926   $ 28,026
Cost of natural gas and other products............   (70,302)        --    (192,307)        --
                                                    --------   --------   ---------   --------
Oil and NGL logistics margin......................    12,738      9,450      40,619     28,026
Operating expenses excluding depreciation,
  depletion, and amortization and gain from sale
  of Cameron Highway..............................    (7,117)    (2,139)    (16,985)    (7,111)
Gain on sale of long-lived assets(3)..............    19,000         --      19,000         --
Other income......................................     1,798      3,168       6,850     10,541
Cash distributions from unconsolidated affiliates
  in excess of earnings(1)........................       363        792       1,795      2,599
                                                    --------   --------   ---------   --------
EBITDA............................................  $ 26,782   $ 11,271   $  51,279   $ 34,055
                                                    ========   ========   =========   ========
Volume (Bbl/d)
  Texas NGL Fractionation.........................    52,159     70,597      59,267     72,499
  Texas NGL Systems...............................    34,609         --      30,350         --
  Allegheny Oil Pipeline..........................    12,017     17,395      14,500     17,570
  Typhoon Oil Pipeline............................    27,868         --      25,909         --
  Unconsolidated affiliate
     Poseidon Oil Pipeline(2).....................   116,555    131,457     134,898    140,344
                                                    --------   --------   ---------   --------
     Total volumes................................   243,208    219,449     264,924    230,413
                                                    ========   ========   =========   ========

----------

(1) Earnings from unconsolidated affiliates for the quarter and nine months ended September 30, 2003, was $1,797 thousand and $6,845 thousand. Earnings from unconsolidated affiliates for the quarter and nine months ended September 30, 2002, was $3,168 thousand and $10,541 thousand.

(2) Represents 100 percent of the volumes flowing through the pipeline, in which we own a 36 percent joint venture interest.

(3) Represents a gain of $19 million associated with the sale of our 50 percent interest in Cameron Highway to Valero Energy Corporation in July 2003. Refer to previous discussion regarding "Cameron Highway Oil Pipeline Company."

     The majority of the earnings from the oil and NGL logistics segment are generated from volume-based fees for providing transportation of oil and NGL and fractionation of NGL. However, many of the agreements with the customers on our oil pipelines require that we purchase oil from the customer at the inlet of our pipeline for an index price, less an amount that compensates us for transportation services, and resell the oil to the customer at the outlet of our pipeline at the same index price. Although the effect of these transactions is that we receive a volume-based fee for our services, our operating revenue and cost of natural gas and other products include the index price that we pay and receive. For these reasons, we believe that gross margin (revenue less cost of natural gas and other products) provides a more accurate and meaningful basis for analyzing operating results for this segment.

     Gross margin is driven by product pricing for both oil and NGL and volumes. Both oil and NGL volumes are impacted by natural resource decline as well as increases in new production. Volumes at our Texas NGL fractionation facilities are significantly impacted by processing economics, which are driven by the difference between natural gas prices and NGL prices. In 2003, natural gas prices have been high relative to NGL prices resulting in poor processing economics that reduce the amount of NGL extracted from natural gas and available for fractionation. We expect these economics to continue into next year.

  Third Quarter Ended September 30, 2003 Compared With Third Quarter Ended September 30, 2002

     For the quarter ended September 30, 2003, margin was $3.3 million higher than the same period in 2002. Our Texas NGL systems and our Typhoon Oil Pipeline, both acquired in November 2002, contributed approximately $5.5 million to the increase. Partially offsetting this increase was a $1.7 million decline in margin for our Texas NGL fractionation assets due to lower volumes resulting from poor processing economics.

     Operating expenses excluding depreciation, depletion, and amortization for the quarter ended September 30, 2003, were $5.0 million higher than the same period in 2002 primarily due to increased operating expenses related to our November 2002 acquisition of the Typhoon Oil Pipeline and the Texas NGL systems.

     Other income for the quarter ended September 30, 2003, was $1.4 million lower than the same period in 2002 due to a decrease in cash distributions from our unconsolidated affiliate Poseidon. Poseidon experienced lower earnings due to reduced volumes, primarily attributable to natural production declines on some of the older deepwater fields to which it connects, as well as production downtime at several new fields.

  Nine Months Ended September 30, 2003 Compared With Nine Months Ended September 30, 2002

     For the nine months ended September 30, 2003, margin was $12.6 million higher than the same period in 2002. Our acquisition, in November 2002, of the Texas NGL systems and Typhoon Oil Pipeline contributed approximately $16.6 million to the increase. Partially offsetting this increase was a $3.6 million decrease for our Texas NGL fractionation assets due to lower volumes resulting from poor processing economics.

     Operating expenses excluding depreciation, depletion, and amortization for the nine months ended September 30, 2003 were $9.9 million higher than the same period in 2002, primarily due to increased operating expenses related to our November 2002 acquisition of the Typhoon Oil Pipeline and the Texas NGL systems.

     Other income for the nine months ended September 30, 2003, was $3.7 million lower than the same period in 2002 due to a decrease in cash distributions from our unconsolidated affiliate Poseidon. Poseidon experienced lower earnings due to natural production declines on some of the older deepwater fields, as well as production downtime at several new fields.

NATURAL GAS STORAGE

                                                           QUARTER ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                         -----------------   -----------------
                                                          2003      2002      2003      2002
                                                         -------   -------   -------   -------
                                                          (IN THOUSANDS, EXCEPT FOR VOLUMES)
Natural gas storage revenue............................  $10,252   $ 8,599   $33,007   $18,454
Cost of natural gas and other products.................      339        --    (1,090)       --
                                                         -------   -------   -------   -------
Natural gas storage margin.............................   10,591     8,599    31,917    18,454
Operating expenses excluding depreciation, depletion,
  and amortization.....................................   (3,074)   (3,144)   (9,331)   (8,199)
Other income...........................................        4        --         4        --
Cash distributions from unconsolidated affiliates in
  excess of (less than) earnings(1)....................     (882)       --      (882)       --
Minority interest......................................      879        --       879        --
                                                         -------   -------   -------   -------
EBITDA.................................................  $ 7,518   $ 5,455   $22,587   $10,255
                                                         =======   =======   =======   =======
Firm storage
  Average working gas capacity available (Bcf).........     13.5      13.5      13.5       9.3
  Average firm subscription (Bcf)......................     12.8      11.5      12.7       8.7
  Commodity volumes(2) (Bcf)...........................      2.4       1.6       4.0       2.9
Interruptible storage
  Contracted volumes (Bcf).............................      0.4       0.2       0.3       0.3
  Commodity volumes(2) (Bcf)...........................      0.5       0.9       0.6       0.4

----------

(1) Cash distributions from unconsolidated affiliates, in excess of (less than) earnings is related to the sale of our interest in Copper Eagle to El Paso Natural Gas Company.

(2) Combined injections and withdrawals volumes.

     At our Petal and Hattiesburg storage facilities, we collect fixed and variable fees for providing storage services, some of which is generated from customers with cashout provisions, calculated by reference to a tariff-based index. We incur expenses, which are reflected as cost of natural gas, as we maintain these volumetric imbalance receivables and payables, all of which are valued at current gas prices. For these reasons, we believe that gross margin (revenue less cost of natural gas and other products) provides a more accurate and meaningful basis for analyzing operating results for this segment. Cost of natural gas reflects the initial loss of base gas in our storage facilities or the encroachment on our base gas by third parties at the market price in the period of the loss or encroachment and the monthly revaluation of these amounts based on the monthly change in natural gas prices.

  Third Quarter Ended September 30, 2003 Compared with Third Quarter Ended September 30, 2002

     For the quarter ended September 30, 2003, margin was $2.0 million higher than the same period in 2002 primarily due to an increase in subscribed firm storage capacity attributable to the expansion of the Petal storage facility. Although the expansion was completed in June 2002, we did not receive 100 percent of expected demand payments until September 2002, when the last pipeline interconnect was placed in service.

  Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

     For the nine months ended September 30, 2003, margin was $13.5 million higher than the same period in 2002 primarily due to an increase in subscribed firm storage capacity attributable to the expansion of the Petal storage facility, which was completed in June 2002, and our acquisition of the Wilson storage facility lease in April 2002. In addition, margin attributable to Wilson storage was up an additional $0.9 million due to new contracts, offset by a $1.1 million decline in firm contracts at our Hattiesburg storage facility.

     Operating expenses excluding, depreciation, depletion, and amortization for the nine months ended September 30, 2003 were $1.1 million higher than the same period in 2002 primarily due to our acquisition of the Wilson storage facility lease in April 2002 and expansion of the Petal storage facility in June 2003. Operating costs of our original storage facilities have remained fairly consistent.

PLATFORM SERVICES

                                                            QUARTER ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,      SEPTEMBER 30,
                                                           ---------------   -----------------
                                                            2003     2002     2003      2002
                                                           ------   ------   -------   -------
                                                           (IN THOUSANDS, EXCEPT FOR VOLUMES)
Platform services revenue from external customers........  $5,185   $3,595   $15,668   $13,222
Platform services intersegment revenue...................     600    1,547     2,004     7,770
Operating expenses excluding depreciation, depletion, and
  amortization...........................................    (900)  (1,191)   (2,275)   (2,422)
Other income.............................................      --      115        --       114
Discontinued operations of Prince facilities.............      --      456        --     6,153
                                                           ------   ------   -------   -------
EBITDA...................................................  $4,885   $4,522   $15,397   $24,837
                                                           ======   ======   =======   =======
Natural gas platform volumes (Mdth/d)
  East Cameron 373 platform..............................     107      119       110       134
  Garden Banks 72 platform...............................       6       12        17        13
  Viosca Knoll 817 platform..............................       5        9         5         9
  Falcon Nest platform...................................     184       --       135        --
                                                           ------   ------   -------   -------
     Total natural gas platform volumes..................     302      140       267       156
                                                           ======   ======   =======   =======
Oil platform volumes (Bbl/d)
  East Cameron 373 platform..............................   1,111    1,576       952     1,764
  Garden Banks 72 platform...............................   1,032    1,036     1,055     1,131
  Viosca Knoll 817 platform..............................   2,141    2,170     2,051     2,106
  Falcon Nest platform...................................     699       --       515        --
                                                           ------   ------   -------   -------
     Total oil platform volumes..........................   4,983    4,782     4,573     5,001
                                                           ======   ======   =======   =======

     Our platform services segment generally receives revenue through demand fees (regular payments made by customers using our platform services regardless of volumes) and commodity charges (volume-based payments made by customers). Contracts for platform services often include both demand charges and commodity charges, but demand charges generally expire after a fixed period of time.

  Third Quarter Ended September 30, 2003 Compared with Third Quarter Ended September 30, 2002

     For the quarter ended September 30, 2003, revenues were $1.6 million higher than in the same period in 2002, of which $3.1 million is attributable to the Falcon Nest fixed leg platform that went into operation in March 2003. This increase is partially offset by lower revenues of $1.5 million from East Cameron 373 resulting from lower demand fees. Intersegment revenues were $0.9 million lower due to a decline in demand fees on the Garden Banks 72 platform associated with contracts with one of our wholly owned subsidiaries, which terms expired in December 2002.

  Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

     For the nine months ended September 30, 2003, revenues from external customers were $2.4 million higher than in the same period in 2002, of which $6.9 million is attributable to the Falcon Nest fixed leg platform that went into operation in March 2003. Partially offsetting this increase are lower revenues of $4.1 million from East Cameron 373 resulting from one time billing adjustments in 2002 for fixed monthly platform access fees, a gas dehydration fee, decreased demand fees and lower production. Intersegment revenues were $5.6 million lower due to a decline in demand fees on the Viosca Knoll 817 and Garden Banks 72 platforms associated with contracts with one of our wholly owned subsidiaries, which terms expired in June 2002 and December 2002.

OTHER, NET

     EBITDA related to non-segment activity for the quarter and nine months ended September 30, 2003, was $0.4 and $4.4 million higher than the same periods in 2002 primarily due to lower demand fee expense as a result of the expiration of the fixed fee portion of the Viosca Knoll 817 contract in June 2002 and the Garden Banks 72 contract in December 2002 and higher oil and natural gas prices in 2003. Partially offsetting these increases were lower production from the Garden Banks 117 and Viosca Knoll 817 fields and higher operating expenses associated with an increase in professional fees, including legal, accounting and consulting services.

     In connection with the sale of our Gulf of Mexico assets in January 2001, El Paso Corporation agreed to make quarterly payments to us of $2.25 million for three years beginning March 2001 and $2 million in the first quarter of 2004. These payments from El Paso Corporation have been reflected in EBITDA related to non-segment activities and will terminate in the first quarter of 2004.

DEPRECIATION, DEPLETION, AND AMORTIZATION

     Depreciation, depletion, and amortization for the quarter and nine months ended September 30, 2003, was $5.9 million and $23.8 million higher than the same periods in 2002. This increase is primarily due to our November 2002 acquisition of the San Juan assets and our April 2002 acquisition of the EPN Holding assets. Further contributing to the increase was the completion of the Falcon Nest platform in March 2003 and the Petal expansion in June 2002. We have several capital projects in process, and as additional assets from our completed projects are placed into service, depreciation, depletion and amortization expense will increase. The amount of additional expense will be a function of the final cost of each project and each project's expected useful life.

INTEREST AND DEBT EXPENSE

     Interest and debt expense, net of capitalized interest, for the quarter and nine months ended September 30, 2003, was approximately $11.1 million and $44.2 million higher than the same periods in 2002. The increase for the nine month period is primarily due to a higher weighted average interest rate (4.0% compared to 3.65% for the nine months ended September 30, 2002) on our revolving credit facility and interest incurred on the following indebtedness:

     - our $230 million 8 1/2% senior subordinated notes, issued in May 2002 and used to repay a portion of the GulfTerra Holding term credit facility;

     - our $160 million senior secured term loan, borrowed in October 2002;

     - our $200 million 10 5/8% senior subordinated notes and our $237.5 million senior secured acquisition term loan, both closed in November 2002 in connection with our acquisition of the San Juan assets;

     - our $300 million 8 1/2% senior subordinated notes, issued in March 2003 and used to repay our $237.5 million senior secured acquisition term loan; and

     - our $250 million 6 1/4% senior notes, issued in July 2003 and used to repay our GulfTerra Holding term credit facility and temporarily reduce indebtedness outstanding under our revolving credit facility.

     The increase in our interest expense for the nine months ended September 30, 2003 was partially offset by lower average balances outstanding under our revolving credit facility and the GulfTerra Holding term credit facility during 2003 due to repayments from net proceeds of our 2003 debt and equity offerings.

     The increase in interest expense for the quarter ended September 30, 2003 compared to the same period in 2002 is attributable to the interest incurred on the additional indebtedness discussed above, excluding our $230 million 8 1/2% senior subordinated notes issued in May 2002, partially offset by lower weighted average interest rates and lower outstanding balances on our revolving credit facility and the GulfTerra Holding term credit facility, which we repaid in July 2003.

     Capitalized interest for the quarter and nine months ended September 30, 2003 was $2.5 million and $7.0 million, representing increases of $1.7 million and $2.6 million over the comparable prior periods. The increases are the result of an increase in average construction work-in-process in 2003 as a result of our construction projects.

LOSSES DUE TO WRITE-OFF OF DEBT ISSUANCE COSTS

     In March 2003, we repaid our $237.5 million senior secured term loan which was due in May 2004 and recognized a loss of $3.8 million related to the write-off of the unamortized debt issuance costs related to this loan.

     In July 2003, we repaid our $160 million GTM Holding term credit facility that was scheduled to mature in April 2005 and recognized a loss of $1.2 million related to the write-off of the unamortized debt issuance costs associated with this facility.

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

     In August 2002, we entered into a derivative financial instrument to hedge our exposure during 2003 to changes in natural gas prices relating to gathering activities in the San Juan Basin in anticipation of our acquisition of the San Juan assets. The derivative is a financial swap on 30,000 MMBtu per day whereby we receive a fixed price of $3.525 per MMBtu and pay a floating price based on the San Juan index. From August 2002 through our acquisition date, November 27, 2002, we accounted for this derivative under mark-to-market accounting since it did not qualify for hedge accounting under SFAS No. 133. Through the acquisition date in 2002, we recognized a $0.4 million net gain, ($1.0 million loss in the third quarter of 2002 and $1.4 million gain in the fourth quarter of 2002), in the margin of our natural gas pipelines and plants segment. Beginning with the acquisition date in November 2002, we are accounting for this derivative as a cash flow hedge under SFAS No. 133. In February and August 2003, we entered into additional derivative financial instruments to continue to hedge our exposure during 2004 to changes in natural gas prices relating to gathering activities in the San Juan Basin. The derivatives are financial swaps on 30,000 MMBtu per day whereby we receive an average fixed price of $4.23 per MMBtu and pay a floating price based on the San Juan index. We are accounting for these derivatives as cash flow hedges under SFAS No. 133. As of September 30, 2003, the fair value of all of our San Juan gathering cash flow hedges was a liability of $2.4 million, as the market price at that date was higher than the hedge price of $4.23. For the nine months ended September 30, 2003, we reclassified $8.4 million of unrealized accumulated loss related to these derivatives from accumulated other comprehensive income as a decrease in revenue resulting in a reduction to earnings. No ineffectiveness exists in this hedging relationship because all purchase and sale prices are based on the same index and volumes as the hedge transaction.

     In connection with our GulfTerra Intrastate Alabama operations, we have fixed price contracts with specific customers for the sale of predetermined volumes of natural gas for delivery over established periods of time. We have entered into cash flow hedges in 2002 and 2003 to offset the risk of increasing natural gas prices for our purchases to satisfy these sales contracts. As of September 30, 2003, the fair value of these cash flow hedges was a liability of $11 thousand, as the market price at that date was lower than the hedge price of $5.20. For the nine months ended September 30, 2003, we reclassified $223 thousand of unrealized accumulated gain related to these derivatives from accumulated other comprehensive income to earnings as a reduction of cost of natural gas. No ineffectiveness existed in this hedging relationship because all purchase and sale prices were based on the same index and volumes as the hedge transaction.

     In January 2002, Poseidon entered into a two-year interest rate swap agreement to fix the variable portion of its LIBOR based interest rate on $75 million of its $185 million variable rate revolving credit facility at 3.49% over the life of the swap. Prior to April 2003, under its credit facility, Poseidon paid an additional 1.50% over the LIBOR rate resulting in an effective interest rate of 4.99% on the hedged notional amount. Beginning in April 2003, the additional interest Poseidon pays over LIBOR was reduced to 1.25% resulting in an effective fixed interest rate of 4.74% on the hedged notional amount. As of September 30, 2003, the fair value of its interest rate swap was a liability of $0.5 million, as the market interest rate was lower than the hedge rate of 4.99%, resulting in accumulated other comprehensive loss of $0.5 million. We included our 36 percent share of this liability of $0.2 million as a reduction of our investment in Poseidon and as loss in accumulated other comprehensive income which we estimate will be reclassified to earnings proportionately over the next three months. Additionally, we have recognized as a reduction of income our 36 percent share of Poseidon's realized loss of $1.3 million for the nine months ended September 30, 2003, or $0.5 million, through our earnings from unconsolidated affiliates.

     We estimate the entire $3.0 million of unrealized losses included in accumulated other comprehensive income at September 30, 2003, will be classified from accumulated other comprehensive income as a reduction to earnings over the next 15 months and approximately $2.9 million will be reclassed as a reduction to earnings over the next twelve months. When our derivative financial instruments are settled, the related amount in accumulated other comprehensive income is recorded in the income statement in operating revenues, cost of natural gas and others products, or interest and debt expense, depending on the item being hedged. The effect of reclassifying these amounts to the income statement line items is recording our earnings for the period at the "hedged price" under the derivative financial instruments.

     In July 2003, to achieve a better mix of fixed rate debt and variable rate debt, we entered into an eight-year interest rate swap agreement to provide for a floating interest rate on $250 million out of $480 million of our 8 1/2% senior subordinated notes due 2011. With this swap agreement, we pay the counterparty a LIBOR based interest rate plus a spread of 4.20% and receive a fixed rate of 8 1/2%. We are accounting for this derivative as a fair value hedge under FAS No. 133. As of September 30, 2003, the fair value of the interest rate swap was a liability, included in non-current liabilities, of approximately $2.2 million. The fair value of the hedged debt decreased by the same amount.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 7, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     We have amended the portion of our partnership agreement relating to our Series F units. See Part I, Item 2, Management's Discussion and Analysis, "General Partner Relationship" and "Liquidity and Capital Resources" for discussions of how these changes affect our common units, which is incorporated herein by reference.

     In October 2, 2003, in connection with the investment by Goldman, Sachs & Co., a wholly owned subsidiary of Goldman Sachs Group Inc., of a 9.9 percent membership interest in our generally partner, Goldman Sachs purchased 3,000,000 of our common units from us for $112 million in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.A            -- Amended and Restated Certificate of Limited Partnership
                            dated February 14, 2002; Amendment dated April 30, 2003
                            (Exhibit 3.A.1 to our 2003 First Quarter Form 10-Q);
                            Amendment 2 dated July 25, 2003 (Exhibit 3.A.1 to our
                            2003 Second Quarter Form 10-Q).
         *3.A.1          -- Conformed Certificate of Limited Partnership.
          3.B            -- Second Amended and Restated Agreement of Limited
                            Partnership effective as of August 31, 2000 (Exhibit 3.B
                            to our Current Report on Form 8-K dated March 6, 2001);
                            First Amendment dated November 27, 2002 (Exhibit 3.B.1 to
                            our Current Report on Form 8-K dated December 11, 2002);
                            Second Amendment dated May 5, 2003 (Exhibit 3.B.2 to our
                            Current Report on Form 8-K dated May 13, 2003); Third
                            Amendment dated May 16, 2003 (Exhibit 3.B.3 to our
                            Current Report on 8-K dated May 16, 2003); Fourth
                            Amendment dated July 23, 2003 (Exhibit 3.B.1 to our 2003
                            Second Quarter Form 10-Q); Fifth Amendment dated August
                            21, 2003 (Exhibit 3.B.1 to our Current Report on Form 8-K
                            dated October 10, 2003).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.B.1          -- Conformed Partnership Agreement (Exhibit 3.B.2 to our
                            Current Report on Form 8-K dated October 10, 2003).
          4.D            -- Indenture dated as of May 27, 1999 among GulfTerra Energy
                            Partners, L.P., GulfTerra Energy Finance Corporation, the
                            Subsidiary Guarantors and Chase Bank of Texas, as Trustee
                            (Exhibit 4.1 to our Registration Statement on Form S-4,
                            filed on June 24, 1999, File Nos. 333-81143 through
                            333-81143-17); First Supplemental Indenture dated as of
                            June 30, 1999 (Exhibit 4.2 to our Amendment No. 1 to
                            Registration Statement on Form S-4, filed August 27, 1999
                            File Nos. 333-81143 through 333-81143-17); Second
                            Supplemental Indenture dated as of July 27, 1999 (Exhibit
                            4.3 to our Amendment No. 1 to Registration Statement on
                            Form S-4, filed August 27, 1999, File Nos. 333-81143
                            through 333-81143-17); Third Supplemental Indenture dated
                            as of March 21, 2000, to the Indenture dated as of May
                            27, 1999, (Exhibit 4.7.1 to our 2000 Second Quarter Form
                            10-Q); Fourth Supplemental Indenture dated as of July 11,
                            2000 (Exhibit 4.2.1 to our 2001 Third Quarter Form 10-Q);
                            Fifth Supplemental Indenture dated as of August 30, 2000
                            (Exhibit 4.2.2 to our 2001 Third Quarter Form 10-Q);
                            Sixth Supplemental Indenture dated as of April 18, 2002
                            (Exhibit 4.D.1 to our 2002 First Quarter Form 10-Q);
                            Seventh Supplemental Indenture dated as of April 18, 2002
                            (Exhibit 4.D.2 to our 2002 First Quarter Form 10-Q);
                            Eighth Supplemental Indenture dated as of October 10,
                            2002 (Exhibit 4.D.3 to our 2002 Third Quarter Form 10-Q);
                            Ninth Supplemental Indenture dated as of November 27,
                            2002 (Exhibit 4.D.1 to our Current Report on Form 8-K
                            dated March 19, 2003); Tenth Supplemental Indenture dated
                            as of January 1, 2003 (Exhibit 4.D.2 to our Current
                            Report on Form 8-K dated March 19, 2003); Eleventh
                            Supplemental Indenture dated as of June 20, 2003 (Exhibit
                            4.D.1 to our 2003 Second Quarter Form 10-Q).
          4.E            -- Indenture dated as of May 17, 2001 among GulfTerra Energy
                            Partners, L.P., GulfTerra Energy Finance Corporation, The
                            Subsidiary Guarantors named therein and the Chase
                            Manhattan Bank, as Trustee (Exhibit 4.1 to our
                            Registration Statement on Form S-4 filed June 25, 2001,
                            Registration Nos. 333-63800 through 333-63800-20); First
                            Supplemental Indenture dated as of April 18, 2002
                            (Exhibit 4.E.1 to our 2002 First Quarter Form 10-Q),
                            Second Supplemental Indenture dated as of April 18, 2002
                            (Exhibit 4.E.2 to our 2002 First Quarter Form 10-Q);
                            Third Supplemental Indenture dated as of October 10, 2002
                            (Exhibit 4.E.3 to our 2002 Third Quarter Form 10-Q);
                            Fourth Supplemental Indenture dated as of November 27,
                            2002 (Exhibit 4.E.1 to our Current Report on Form 8-K
                            dated March 19, 2003); Fifth Supplemental Indenture dated
                            as of January 1, 2003 (Exhibit 4.E.2 to our Current
                            Report on Form 8-K dated March 19, 2003); Sixth
                            Supplemental Indenture dated as of June 20, 2003 (Exhibit
                            4.E.1 to our 2003 Second Quarter Form 10-Q).
          4.G            -- Registration Rights Agreement by and between El Paso
                            Corporation and GulfTerra Energy Partners, L.P. dated as
                            of November 27, 2002 (Exhibit 4.G to our Current Report
                            on Form 8-K dated December 11, 2002).
          4.I            -- Indenture dated as of November 27, 2002 by and among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors named therein and
                            JPMorgan Chase Bank, as Trustee (Exhibit 4.I to our
                            Current Report on Form 8-K dated December 11, 2002);
                            First Supplemental Indenture dated as of January 1, 2003
                            (Exhibit 4.I.1 to our Current Report on Form 8-K dated
                            March 19, 2003). Second Supplemental Indenture dated as
                            of June 20, 2003 (Exhibit 4.I.1 to our 2003 Second
                            Quarter Form 10-Q).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.J            -- A/B Exchange Registration Rights Agreement by and among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors party thereto,
                            J.P. Morgan Securities, Inc., Goldman Sachs & Co., UBS
                            Warburg LLC and Wachovia Securities, Inc. dated as of
                            March 24, 2003 (Exhibit 4.J to our Quarterly Report on
                            Form 10-Q, dated May 15, 2003).
          4.K            -- Indenture dated as of March 24, 2003 by and among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors named therein and
                            JPMorgan Chase Bank, as Trustee dated as of March 24,
                            2003 (Exhibit 4.K to our Quarterly Report on Form 10-Q
                            dated May 15, 2003), First Supplemental Indenture dated
                            as of June 20, 2003 (Exhibit 4.K.1 to our 2003 Second
                            Quarter Form 10-Q).
          4.L            -- Indenture dated as of July 3, 2003, by and among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors named therein and
                            Wells Fargo Bank, National Association, as Trustee
                            (Exhibit 4.L to our 2003 Second Quarter Form 10-Q).
          4.M            -- A/B Exchange Registration Rights Agreement dated as of
                            July 3, 2003, by and among GulfTerra Energy Partners,
                            L.P., GulfTerra Energy Finance Corporation, the
                            Subsidiary Guarantors named therein, J.P. Morgan
                            Securities Inc., Banc One Capital Markets, Inc., BNP
                            Paribas Securities Corp., Credit Lyonnais Securities
                            (USA) Inc., Credit Suisse First Boston LLC, Fortis
                            Investment Services LLC, The Royal Bank of Scotland plc,
                            Scotia Capital (USA) Inc., SunTrust Capital Markets, Inc.
                            and Wachovia Securities, LLC (Exhibit 4.M to our 2003
                            Second Quarter Form 10-Q).
         10.A            -- General and Administrative Services Agreement dated May
                            5, 2003 by and among DeepTech International Inc.,
                            GulfTerra Energy Company, L.L.C. and El Paso Field
                            Services, L.P. (Exhibit 10.A to our Current Report on
                            Form 8-K dated May 14, 2003).
         10.L+           -- 1998 Common Unit Plan for Non-Employee Directors
                            (formerly 1998 Unit Option Plan for Non-Employee
                            Directors) Amended and Restated effective as of April 18,
                            2001 (Exhibit 10.1 to our 2001 Second Quarter Form 10-Q);
                            Amendment No. 1 dated as of May 15, 2003 (Exhibit 10.L.1
                            to our 2003 Second Quarter Form 10-Q).
         10.M+           -- 1998 Omnibus Compensation Plan, Amended and Restated,
                            effective as of January 1, 1999 (Exhibit 10.9 to our 1998
                            Form 10-K); Amendment No. 1 dated as of December 1, 1999
                            (Exhibit 10.8.1 to our 2000 Second Quarter Form 10-Q);
                            Amendment No. 2 dated as of May 15, 2003 (Exhibit 10.M.1
                            to our 2003 Second Quarter Form 10-Q).
         10.N            -- Seventh Amended and Restated Credit Agreement dated
                            September 26, 2003 among GulfTerra Energy Partners, L.P.,
                            GulfTerra Energy Finance Corporation, as co-borrowers,
                            JPMorgan Chase Bank, as administrative agent, and the
                            other lenders party thereto (Exhibit 10.B to our Current
                            Report on Form 8-K dated October 10, 2003).
        *10.O            -- Participation Agreement and Assignment relating to
                            Cameron Highway Oil Pipeline Company dated as of July 10,
                            2003 among Valero Energy Corporation, GulfTerra Energy
                            Partners, L.P., Cameron Highway Pipeline I, L.P. and
                            Manta Ray Gathering Company, L.L.C.
         10.T            -- Purchase and Sale Agreement by and between GulfTerra
                            Energy Partners, L.P. and Goldman Sachs & Co. dated as of
                            October 2, 2003 (Exhibit 10.T to our Current Report on
                            Form 8-K dated October 10, 2003).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.U            -- Exchange and Registration Rights Agreement by and among
                            GulfTerra Energy Company, L.L.C., GulfTerra Energy
                            Partners, L.P. and Goldman Sachs & Co. dated as of
                            October 2, 2003 (Exhibit 10.U to our Current Report on
                            Form 8-K dated October 10, 2003).
         10.V            -- Incentive Distribution Reduction Agreement by and between
                            GulfTerra Energy Company, L.L.C. and GulfTerra Energy
                            Partners, L.P. dated as of October 1, 2003 (Exhibit 10.V
                            to our Current Report on Form 8-K dated October 10,
                            2003).
         10.W            -- Redemption and Resolution Agreement by and among El Paso
                            Corporation, GulfTerra Energy Partners, L.P. and El Paso
                            New Chaco Holding, L.P. dated as of October 2, 2003
                            (Exhibit 10.W to our Current Report on Form 8-K dated
                            October 10, 2003).
        *31.A            -- Certification of Chief Executive Officer, pursuant to 18
                            U.S.C. Section 1350, as adopted pursuant to Section 302
                            of the Sarbanes-Oxley Act of 2002.
        *31.B            -- Certification of Chief Financial Officer, pursuant to 18
                            U.S.C. Section 1350, as adopted pursuant to Section 302
                            of the Sarbanes-Oxley Act of 2002.
        *32.A            -- Certification of Chief Executive Officer, pursuant to 18
                            U.S.C. Section 1350, as adopted pursuant to Section 906
                            of the Sarbanes-Oxley Act of 2002.
        *32.B            -- Certification of Chief Financial Officer, pursuant to 18
                            U.S.C. Section 1350, as adopted pursuant to Section 906
                            of the Sarbanes-Oxley Act of 2002.

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

     (b) Reports on Form 8-K

     We filed a current report on Form 8-K dated August 18, 2003 to file an unaudited balance sheet of GulfTerra Energy Company L.L.C., our general partner, as of June 30, 2003.

     We filed a current report on Form 8-K dated August 21, 2003 to file exhibits to the Registration Statement on Form S-3 (Registration No. 333-81772), relating to the issuance of 507,278 common units.

     We filed a current report on Form 8-K dated August 26, 2003 to file exhibits to the Registration Statement on Form S-3 (Registration No. 333-81772) relating to the issuance and sale of up to 8,329,679 common units representing limited partnership interests in us from time to time in connection with the conversion of our Series F convertible units.

     We filed a current report on Form 8-K dated October 10, 2003 to file (a) the amendment to our partnership agreement, (b) our amended credit agreement,
(c) material agreements relating to Goldman Sachs' investment in us and our general partner and (d) a consent from independent petroleum engineers.

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

                                          GULFTERRA ENERGY PARTNERS, L.P.

Date: November 3, 2003                    By:      /s/ KEITH B. FORMAN
                                            ------------------------------------
                                                      Keith B. Forman
                                             Vice President and Chief Financial
                                                           Officer
                                               (Principal Financial Officer)

Date: November 3, 2003                    By:      /s/ KATHY A. WELCH
                                            ------------------------------------
                                                       Kathy A. Welch
                                               Vice President and Controller
                                               (Principal Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.A            -- Amended and Restated Certificate of Limited Partnership
                            dated February 14, 2002; Amendment dated April 30, 2003
                            (Exhibit 3.A.1 to our 2003 First Quarter Form 10-Q);
                            Amendment 2 dated July 25, 2003 (Exhibit 3.A.1 to our
                            2003 Second Quarter Form 10-Q).
         *3.A.1          -- Conformed Certificate of Limited Partnership.
          3.B            -- Second Amended and Restated Agreement of Limited
                            Partnership effective as of August 31, 2000 (Exhibit 3.B
                            to our Current Report on Form 8-K dated March 6, 2001);
                            First Amendment dated November 27, 2002 (Exhibit 3.B.1 to
                            our Current Report on 8-K dated December 11, 2002);
                            Second Amendment dated May 5, 2003 (Exhibit 3.B.2 to our
                            Current Report on Form 8-K dated May 13, 2003); Third
                            Amendment dated May 16, 2003 (Exhibit 3.B.3 to our
                            Current Report on 8-K dated May 16, 2003); Fourth
                            Amendment dated July 23, 2003 (Exhibit 3.B.1 to our 2003
                            Second Quarter Form 10-Q); Fifth Amendment dated August
                            21, 2003 (Exhibit 3.B.1 to our Current Report on Form 8-K
                            dated October 10, 2003).
          3.B.1          -- Conformed Partnership Agreement (Exhibit 3.B.2 to our
                            Current Report on Form 8-K dated October 10, 2003).
          4.D            -- Indenture dated as of May 27, 1999 among GulfTerra Energy
                            Partners, L.P., GulfTerra Energy Finance Corporation, the
                            Subsidiary Guarantors and Chase Bank of Texas, as Trustee
                            (Exhibit 4.1 to our Registration Statement on Form S-4,
                            filed on June 24, 1999, File Nos. 333-81143 through
                            333-81143-17); First Supplemental Indenture dated as of
                            June 30, 1999 (Exhibit 4.2 to our Amendment No. 1 to
                            Registration Statement on Form S-4, filed August 27, 1999
                            File Nos. 333-81143 through 333-81143-17); Second
                            Supplemental Indenture dated as of July 27, 1999 (Exhibit
                            4.3 to our Amendment No. 1 to Registration Statement on
                            Form S-4, filed August 27, 1999, File Nos. 333-81143
                            through 333-81143-17); Third Supplemental Indenture dated
                            as of March 21, 2000, to the Indenture dated as of May
                            27, 1999, (Exhibit 4.7.1 to our 2000 Second Quarter Form
                            10-Q); Fourth Supplemental Indenture dated as of July 11,
                            2000 (Exhibit 4.2.1 to our 2001 Third Quarter Form 10-Q);
                            Fifth Supplemental Indenture dated as of August 30, 2000
                            (Exhibit 4.2.2 to our 2001 Third Quarter Form 10-Q);
                            Sixth Supplemental Indenture dated as of April 18, 2002
                            (Exhibit 4.D.1 to our 2002 First Quarter Form 10-Q);
                            Seventh Supplemental Indenture dated as of April 18, 2002
                            (Exhibit 4.D.2 to our 2002 First Quarter Form 10-Q);
                            Eighth Supplemental Indenture dated as of October 10,
                            2002 (Exhibit 4.D.3 to our 2002 Third Quarter Form 10-Q);
                            Ninth Supplemental Indenture dated as of November 27,
                            2002 (Exhibit 4.D.1 to our Current Report on Form 8-K
                            dated March 19, 2003); Tenth Supplemental Indenture dated
                            as of January 1, 2003 (Exhibit 4.D.2 to our Current
                            Report on Form 8-K dated March 19, 2003); Eleventh
                            Supplemental Indenture dated as of June 20, 2003 (Exhibit
                            4.D.1 to our 2003 Second Quarter Form 10-Q).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.E            -- Indenture dated as of May 17, 2001 among GulfTerra Energy
                            Partners, L.P., GulfTerra Energy Finance Corporation, The
                            Subsidiary Guarantors named therein and the Chase
                            Manhattan Bank, as Trustee (Exhibit 4.1 to our
                            Registration Statement on Form S-4 filed June 25, 2001,
                            Registration Nos. 333-63800 through 333-63800-20); First
                            Supplemental Indenture dated as of April 18, 2002
                            (Exhibit 4.E.1 to our 2002 First Quarter Form 10-Q),
                            Second Supplemental Indenture dated as of April 18, 2002
                            (Exhibit 4.E.2 to our 2002 First Quarter Form 10-Q);
                            Third Supplemental Indenture dated as of October 10, 2002
                            (Exhibit 4.E.3 to our 2002 Third Quarter Form 10-Q);
                            Fourth Supplemental Indenture dated as of November 27,
                            2002 (Exhibit 4.E.1 to our Current Report on Form 8-K
                            dated March 19, 2003); Fifth Supplemental Indenture dated
                            as of January 1, 2003 (Exhibit 4.E.2 to our Current
                            Report on Form 8-K dated March 19, 2003); Sixth
                            Supplemental Indenture dated as of June 20, 2003 (Exhibit
                            4.E.1 to our 2003 Second Quarter Form 10-Q).
          4.G            -- Registration Rights Agreement by and between El Paso
                            Corporation and GulfTerra Energy Partners, L.P. dated as
                            of November 27, 2002 (Exhibit 4.G to our Current Report
                            on Form 8-K dated December 11, 2002).
          4.I            -- Indenture dated as of November 27, 2002 by and among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors named therein and
                            JPMorgan Chase Bank, as Trustee (Exhibit 4.I to our
                            Current Report on Form 8-K dated December 11, 2002);
                            First Supplemental Indenture dated as of January 1, 2003
                            (Exhibit 4.I.1 to our Current Report on Form 8-K dated
                            March 19, 2003); Second Supplemental Indenture dated as
                            of June 20, 2003 (Exhibit 4.I.1 to our 2003 Second
                            Quarter Form 10-Q).
          4.J            -- A/B Exchange Registration Rights Agreement by and among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors party thereto,
                            J.P. Morgan Securities, Inc., Goldman Sachs & Co., UBS
                            Warburg LLC and Wachovia Securities, Inc. dated as of
                            March 24, 2003 (Exhibit 4.J to our Quarterly Report on
                            Form 10-Q, dated May 15, 2003).
          4.K            -- Indenture dated as of March 24, 2003 by and among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors named therein and
                            JPMorgan Chase Bank, as Trustee dated as of March 24,
                            2003 (Exhibit 4.K to our Quarterly Report on Form 10-Q
                            dated May 15, 2003); First Supplemental Indenture dated
                            as of June 20, 2003 (Exhibit 4.K.1 to our 2003 Second
                            Quarter Form 10-Q).
          4.L            -- Indenture dated as of July 3, 2003, by and among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors named therein and
                            Wells Fargo Bank, National Association, as Trustee
                            (Exhibit 4.L to our 2003 Second Quarter Form 10-Q).
          4.M            -- A/B Exchange Registration Rights Agreement dated as of
                            July 3, 2003, by and among GulfTerra Energy Partners,
                            L.P., GulfTerra Energy Finance Corporation, the
                            Subsidiary Guarantors named therein, J.P. Morgan
                            Securities Inc., Banc One Capital Markets, Inc., BNP
                            Paribas Securities Corp., Credit Lyonnais Securities
                            (USA) Inc., Credit Suisse First Boston LLC, Fortis
                            Investment Services LLC, The Royal Bank of Scotland plc,
                            Scotia Capital (USA) Inc., SunTrust Capital Markets, Inc.
                            and Wachovia Securities, LLC. (Exhibit 4.M to our 2003
                            Second Quarter Form 10-Q).
         10.A            -- General and Administrative Services Agreement dated May
                            5, 2003 by and among DeepTech International Inc.,
                            GulfTerra Energy Company, L.L.C. and El Paso Field
                            Services, L.P. (Exhibit 10.A to our Current Report on
                            Form 8-K dated May 14, 2003).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.L+           -- 1998 Common Unit Plan for Non-Employee Directors
                            (formerly 1998 Unit Option Plan for Non-Employee
                            Directors) Amended and Restated effective as of April 18,
                            2001 (Exhibit 10.1 to our 2001 Second Quarter Form 10-Q);
                            Amendment No. 1 dated as of May 15, 2003 (Exhibit 10.L.1
                            to our 2003 Second Quarter Form 10-Q).
         10.M+           -- 1998 Omnibus Compensation Plan, Amended and Restated,
                            effective as of January 1, 1999 (Exhibit 10.9 to our 1998
                            Form 10-K); Amendment No. 1 dated as of December 1, 1999
                            (Exhibit 10.8.1 to our 2000 Second Quarter Form 10-Q);
                            Amendment No. 2 dated as of May 15, 2003 (Exhibit 10.M.1
                            to our 2003 Second Quarter Form 10-Q).
         10.N            -- Seventh Amended and Restated Credit Agreement dated
                            September 26, 2003 among GulfTerra Energy Partners, L.P.,
                            GulfTerra Energy Finance Corporation, as co-borrowers,
                            JPMorgan Chase Bank, as administrative agent, and the
                            other lenders party thereto (Exhibit 10.B to our Current
                            Report on Form 8-K dated October 10, 2003).
        *10.O            -- Participation Agreement and Assignment relating to
                            Cameron Highway Oil Pipeline Company dated as of July 10,
                            2003 among Valero Energy Corporation, GulfTerra Energy
                            Partners, L.P., Cameron Highway Pipeline I, L.P. and
                            Manta Ray Gathering Company, L.L.C.
         10.T            -- Purchase and Sale Agreement by and between GulfTerra
                            Energy Partners, L.P. and Goldman Sachs & Co. dated as of
                            October 2, 2003 (Exhibit 10.T to our Current Report on
                            Form 8-K dated October 10, 2003).
         10.U            -- Exchange and Registration Rights Agreement by and among
                            GulfTerra Energy Company, L.L.C., GulfTerra Energy
                            Partners, L.P. and Goldman Sachs & Co. dated as of
                            October 2, 2003 (Exhibit 10.U to our Current Report on
                            Form 8-K dated October 10, 2003).
         10.V            -- Incentive Distribution Reduction Agreement by and between
                            GulfTerra Energy Company, L.L.C. and GulfTerra Energy
                            Partners, L.P. dated as of October 1, 2003 (Exhibit 10.V
                            to our Current Report on Form 8-K dated October 10,
                            2003).
         10.W            -- Redemption and Resolution Agreement by and among El Paso
                            Corporation, GulfTerra Energy Partners, L.P. and El Paso
                            New Chaco Holding, L.P. dated as of October 2, 2003
                            (Exhibit 10.W to our Current Report on Form 8-K dated
                            October 10, 2003).
        *31.A            -- Certification of Chief Executive Officer, pursuant to 18
                            U.S.C. Section 1350, as adopted pursuant to Section 302
                            of the Sarbanes-Oxley Act of 2002.
        *31.B            -- Certification of Chief Financial Officer, pursuant to 18
                            U.S.C. Section 1350, as adopted pursuant to Section 302
                            of the Sarbanes-Oxley Act of 2002.
        *32.A            -- Certification of Chief Executive Officer, pursuant to 18
                            U.S.C. Section 1350, as adopted pursuant to Section 906
                            of the Sarbanes-Oxley Act of 2002.
        *32.B            -- Certification of Chief Financial Officer, pursuant to 18
                            U.S.C. Section 1350, as adopted pursuant to Section 906
                            of the Sarbanes-Oxley Act of 2002.