Form 10-K/A
period 2003-12-31
GULFTERRA ENERGY PARTNERS L P
filed 2004-03-30
CIK 895040

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

     DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     As permitted by Rule 3-09(b) of Regulation S-X, we are filing this Form 10-K/A to amend Item 15, Exhibit, Financial Statements, and Reports on Form 8-K, to file the 2003 audited financial statements of Poseidon Oil Pipeline Company, L.L.C., one of our unconsolidated affiliates. We own a 36 percent membership interest in Poseidon, which was a "significant subsidiary" for the year ended December 31, 2001, as defined by Rule 1-02(w) of Regulation S-X. In addition, we are filing a revised consent from PricewaterhouseCoopers LLP relating to their audit reports contained in this filing and our previously filed annual report on Form 10-K.

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

        The following financial statements of our equity investment is included on the following pages of this report:

                                                              PAGE
                                                              ----
     POSEIDON OIL PIPELINE COMPANY, L.L.C.
       Reports of Independent Auditors......................  173
       Statements of Income.................................  174
       Balance Sheets.......................................  175
       Statements of Cash Flows.............................  176
       Statements of Members' Capital.......................  177
       Statements of Comprehensive Income and Changes in
        Accumulated Other Comprehensive Income..............  178
       Notes to Financial Statements........................  179


2. Financial statement schedules and supplementary information required to be submitted.


     Schedule II -- Valuation and qualifying accounts.......  188

     Schedules other than that listed above are omitted because the information is not required, is not material or is otherwise included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report.



          3.    Exhibit list................................  189

                         REPORT OF INDEPENDENT AUDITORS

To the Members of Poseidon Oil Pipeline Company, L.L.C.:

     In our opinion, the accompanying balance sheets and the related statements of income, members' capital, comprehensive income and changes in accumulated other comprehensive income present fairly, in all material respects, the financial position of Poseidon Oil Pipeline Company, L.L.C. (the "Company") at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the financial statements, the Company has restated its statements of income and cash flows for the years ended December 31, 2002 and 2001, and its balance sheet as of December 31, 2002.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 17, 2004

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                               2003        2002         2001
                                                              -------   ----------   ----------
                                                                        (RESTATED)   (RESTATED)
Operating revenues
  Crude oil handling revenues...............................  $42,573    $55,490      $70,676
  Other, net................................................      450        939        1,331
                                                              -------    -------      -------
     Total revenues.........................................   43,023     56,429       72,007
                                                              -------    -------      -------
Operating expenses
  Crude oil handling costs..................................    2,579      2,168        1,115
  Operation and maintenance.................................    3,694      4,691        2,077
  Depreciation and amortization.............................    8,316      8,356       10,552
                                                              -------    -------      -------
                                                               14,589     15,215       13,744
                                                              -------    -------      -------
Operating income............................................   28,434     41,214       58,263
Other income (expense)
  Interest income...........................................       56         95          394
  Interest and debt expense.................................   (5,464)    (6,923)      (7,668)
  Other income..............................................       --     26,600           --
                                                              -------    -------      -------
Net income..................................................  $23,026    $60,986      $50,989
                                                              =======    =======      =======

                            See accompanying notes.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                2003        2002
                                                              --------   ----------
                                                                         (RESTATED)
                                      ASSETS

Current assets
  Cash and cash equivalents.................................  $  7,950    $ 27,606
Accounts receivable
  Trade.....................................................     3,396      14,040
  Affiliate.................................................     1,914       2,144
  Unbilled..................................................     4,354       3,614
  Other current assets......................................     3,282       2,390
                                                              --------    --------
          Total current assets..............................    20,896      49,794
Property, plant and equipment, net..........................   215,195     214,497
Debt reserve fund...........................................     3,576       3,551
Other noncurrent assets.....................................       122         415
                                                              --------    --------
          Total assets......................................  $239,789    $268,257
                                                              ========    ========

                         LIABILITIES AND MEMBERS' CAPITAL
Current liabilities
  Accounts payable, trade...................................  $ 11,239    $ 10,423
  Accounts payable, affiliate...............................     1,866       5,176
  Interest rate hedge liabilities...........................        --       1,385
                                                              --------    --------
          Total current liabilities.........................    13,105      16,984
Revolving credit facility...................................   123,000     148,000
Commitments and contingencies
Members' capital
  Members' capital before accumulated other comprehensive
     income.................................................   103,684     104,658
  Accumulated other comprehensive income....................        --      (1,385)
                                                              --------    --------
          Total members' capital............................   103,684     103,273
                                                              --------    --------
          Total liabilities and members' capital............  $239,789    $268,257
                                                              ========    ========

                            See accompanying notes.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2003        2002         2001
                                                              --------   ----------   ----------
                                                                         (RESTATED)   (RESTATED)
Cash flows from operating activities
  Net income................................................  $ 23,026    $ 60,986     $ 50,989
  Adjustments to reconcile net income to cash provided by
     operating activities
     Depreciation and amortization..........................     8,316       8,356       10,552
     Amortization of debt issue costs.......................       293         293          186
  Changes in operating assets and liabilities
     (Increase) decrease in accounts receivable.............    10,134      (2,615)      (5,006)
     (Increase) decrease in other current assets............      (892)         96           99
     Increase (decrease) in accounts payable................    (2,494)      5,837        3,017
     Decrease in reserve for revenue refund.................        --          --       (1,297)
                                                              --------    --------     --------
          Net cash provided by operating activities.........    38,383      72,953       58,540
                                                              --------    --------     --------
Cash flows from investing activities
  Capital expenditures......................................    (9,014)     (3,890)        (124)
  Proceeds from sale of assets..............................        --       3,400           --
  (Increase) decrease in debt reserve fund..................       (25)        (52)       2,740
                                                              --------    --------     --------
          Net cash provided by (used in) investing
            activities......................................    (9,039)       (542)       2,616
                                                              --------    --------     --------
Cash flows from financing activities
  Repayments of long-term debt..............................   (25,000)     (2,000)          --
  Debt issue costs..........................................        --          --         (894)
  Distributions to partners.................................   (24,000)    (43,900)     (61,699)
                                                              --------    --------     --------
          Net cash used in financing activities.............   (49,000)    (45,900)     (62,593)
                                                              --------    --------     --------

Increase (decrease) in cash and cash equivalents............   (19,656)     26,511       (1,437)
Cash and cash equivalents:
  Beginning of period.......................................    27,606       1,095        2,532
                                                              --------    --------     --------
  End of period.............................................  $  7,950    $ 27,606     $  1,095
                                                              ========    ========     ========
Supplemental disclosure of cash flow information
  Cash paid for interest, net of amounts capitalized........  $  5,034    $  5,959     $  6,423
                                                              ========    ========     ========

                            See accompanying notes.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                         STATEMENTS OF MEMBERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                            POSEIDON PIPELINE     SHELL OIL     MARATHON OIL
                                             COMPANY, L.L.C.    PRODUCTS U.S.     COMPANY
                                                  (36%)             (36%)          (28%)        TOTAL
                                            -----------------   -------------   ------------   --------
Balance at January 1, 2001................      $ 35,381          $ 35,381        $ 27,520     $ 98,282
  Cash distributions......................       (22,212)          (22,212)        (17,275)     (61,699)
  Net income..............................        18,356            18,356          14,277       50,989
                                                --------          --------        --------     --------
Balance at December 31, 2001..............        31,525            31,525          24,522       87,572
  Cash distributions......................       (15,804)          (15,804)        (12,292)     (43,900)
  Net income..............................        21,955            21,955          17,076       60,986
  Other comprehensive loss................          (498)             (498)           (389)      (1,385)
                                                --------          --------        --------     --------
Balance at December 31, 2002..............        37,178            37,178          28,917      103,273
  Cash distributions......................        (8,640)           (8,640)         (6,720)     (24,000)
  Net income..............................         8,289             8,289           6,448       23,026
  Other comprehensive income..............           498               498             389        1,385
                                                --------          --------        --------     --------
Balance at December 31, 2003..............      $ 37,325          $ 37,325        $ 29,034     $103,684
                                                ========          ========        ========     ========

                            See accompanying notes.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

                     STATEMENTS OF COMPREHENSIVE INCOME AND
               CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
COMPREHENSIVE INCOME
Net income..................................................   $23,026     $60,986     $50,989
Other comprehensive income (loss)...........................     1,385      (1,385)         --
                                                               -------     -------     -------
Total comprehensive income..................................   $24,411     $59,601     $50,989
                                                               =======     =======     =======
ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning balance...........................................   $(1,385)    $    --     $    --
Unrealized net gain (loss) from interest rate swap..........     1,385      (1,385)         --
                                                               -------     -------     -------
Ending balance..............................................   $    --     $(1,385)    $    --
                                                               =======     =======     =======
ACCUMULATED OTHER COMPREHENSIVE LOSS ALLOCATED TO:
Poseidon Pipeline Company, L.L.C............................   $    --     $  (498)    $    --
Shell Oil Products U.S......................................        --        (498)         --
Marathon Oil Company........................................        --        (389)         --
                                                               -------     -------     -------
                                                               $    --     $(1,385)    $    --
                                                               -------     -------     -------

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

     Our members are Shell Oil Products U.S. (Shell), Poseidon Pipeline Company, L.L.C. (Poseidon), a subsidiary of GulfTerra Energy Partners, L.P. (formerly El Paso Energy Partners, L.P.), and Marathon Pipeline Company (Marathon), which own 36 percent, 36 percent, and 28 percent in us.

     Manta Ray Gathering Company, L.L.C., a subsidiary of GulfTerra Energy Partners, L.P., and an affiliate of ours, is our operator.

     The terms "we," "our" or "us", as used in these notes to financial statements, refer to Poseidon Oil Pipeline Company, L.L.C.

     We are in the business of providing crude oil handling services in the Gulf of Mexico. We provide these services in accordance with various purchase and sale contracts with producers served by our pipeline. We buy crude oil at various points along the pipeline and resell the crude oil at a destination point in accordance with each individual contract. Our margin from these purchase and sale agreements is earned based upon the differential between the sales price and the purchase price and represents our earnings from providing handling services. Differences between measured purchased and sold volumes in any period are recorded as changes in exchange imbalances with producers.

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

  Restatement of Financial Statements

     We have restated our previously reported financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001. These restatements had no effect on previously reported operating income, net income or total members' capital.

     For the years ended December 31, 2002 and 2001, we have restated our crude oil handing revenues and our crude oil handling costs in our statements of income to reflect the net amounts we earn for handling services, rather than the gross amounts of oil purchased and sold under our buy/sell contracts with producers. We have also restated our accounts receivable and accounts payable balances at December 31, 2002, to give effect to this change and restated the amounts for changes in operating assets and liabilities in our statements of cash flows for the years ended December 31, 2002 and 2001. These restatements had no effect on net cash provided by operating activities. Additionally, we have reclassified the change in our debt reserve fund from a financing activity to an investing activity in our statements of cash flows for the years ended December 31, 2002 and 2001.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

     The effects of these changes on our previously reported financial statements for the years ended December 31, 2002 and 2001, and as of December 31, 2002 are presented below.

                                                            2002                    2001
                                                    ---------------------   ---------------------
                                                        AS                      AS
                                                    PREVIOUSLY      AS      PREVIOUSLY      AS
                                                     REPORTED    RESTATED    REPORTED    RESTATED
                                                    ----------   --------   ----------   --------
                                                                   (IN THOUSANDS)
Statements of Income
  Crude oil handling revenue......................  $1,086,757   $55,490    $1,196,840   $70,676
  Other revenue net(1)............................          --       939            --     1,331
  Crude oil handing costs.........................   1,032,496     2,168     1,126,439     1,115
  Operation and maintenance.......................       4,691     4,691         1,586     2,077

Statements of Cash Flows
  (Increase) decrease in accounts receivable......     (30,141)   (2,615)       27,561    (5,006)
  Increase (decrease) in accounts payable.........      33,363     5,837       (29,550)    3,017
  Net cash provided by (used in) investing
     activities...................................        (490)     (542)         (124)    2,616
  Net cash used in financing activities...........     (45,952)  (45,900)      (59,853)  (62,593)

Balance Sheet
  Accounts receivable
     Trade........................................      92,646    14,040
     Affiliate....................................      30,142     2,144
     Unbilled(2)..................................          --     3,614

  Accounts payable
     Trade........................................      84,191    10,423
     Affiliate....................................      34,398     5,176

---------------

(1) In prior years, we had not separately reported net results of the sales and purchases related to pipeline allowance for losses. We have reclassified these amounts to conform to our 2003 presentation.

(2) In prior years, we had not separately reported unbilled accounts receivable from trade accounts receivable. We have reclassified this amount in our 2002 balance sheet to conform to our 2003 presentation.

  Cash and Cash Equivalents

     We consider short-term investments with little risk of change in value because of changes in interest rates and purchased with an original maturity of less than three months to be considered cash equivalents.

  Debt Reserve Fund

     In connection with our revolving credit facility, we are required to maintain a debt reserve account as collateral on the outstanding balances. At December 31, 2003 and 2002, the balance in the account was approximately $3.6 million and $3.6 million, and consisted of funds earning interest at 0.7% and 1.5%.

  Allowance for Doubtful Accounts

     Collectibility of accounts receivable is reviewed regularly and an allowance is recorded as necessary, primarily under the specific identification method. At December 31, 2003 and 2002, no allowance for doubtful accounts was recorded.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

  Property, Plant and Equipment

     Contributed property, plant and equipment is recorded at fair value as agreed to by the members at the date of contribution. Acquired property, plant and equipment is recorded at cost. Pipeline equipment is depreciated using a composite, straight-line method over the estimated useful lives of 3 to 30 years. Line-fill is not depreciated, as our management believes the cost of all barrels is fully recoverable. Repair and maintenance costs are expensed as incurred, while additions, improvements and replacements are capitalized. In addition, interest and other financing costs are capitalized in connection with construction as part of the cost of the asset and amortized over the related asset's estimated useful life. No gain or loss is recognized on normal asset retirements under the composite method.

  Impairment and Disposal of Long-Lived Assets

     We apply the provisions of Statement of Financial Accounting Standards
(SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets to account for impairment and disposal of long-lived assets. Accordingly, we evaluate the recoverability of selected long-lived assets when adverse events or changes in circumstances indicate that the carrying value of an asset or group of assets may not be recoverable. We determine the recoverability of an asset or group of assets by estimating the undiscounted cash flows expected to result from the use and eventual disposition of the asset or group of assets at the lowest level for which separate cash flows can be measured. If the total of the undiscounted cash flows is less that the carrying amount for the assets, we estimate the fair value of the asset or group of assets and recognize the amount by which the carrying value exceeds the fair value, less cost to sell, as an impairment loss in income from operations in the period the impairment is determined. As provided by the provisions of SFAS No. 144, we adopted this standard on January 1, 2002, and our adoption did not have a material impact on our financial position or result of operations.

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

  Debt Issue Costs

     Debt issue costs are capitalized and amortized over the life of the related indebtedness. Any unamortized debt issue costs are expensed at the time the related indebtedness is repaid or terminated. As of December 31, 2003 and 2002, debt issue costs of $122 thousand and $415 thousand are classified as an other noncurrent asset on our balance sheet. Amortization of debt issue costs is included in interest and debt expense on our consolidated statements of income.

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

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

  Revenue and Related Cost Recognition

     We record crude oil handling revenue when we complete the delivery of crude oil to the agreed upon delivery point. In addition, we receive an allowance for losses of crude oil during the handling process. To the extent our actual losses are less than the allowance, we sell this excess oil and recognize revenue at the point of sale. To the extent our actual losses are greater than the allowance, we purchase oil to make-up the difference and record an expense at the point of purchase. We have presented the net results of the sales and purchases related to this pipeline allowance for losses as other, net in operating revenues.

  Comprehensive Income

     Our comprehensive income is determined based on net income (loss), adjusted for changes in accumulated other comprehensive income (loss) from our cash flow hedging activities associated with our interest rate hedge for our revolving credit facility.

  Unbilled Accounts Receivable

     Each month we record an estimate for our crude oil handling revenues and reflect the related receivables as unbilled accounts receivable. Accordingly, there is one month of estimated data recorded in our crude oil handling revenue and our accounts receivable for the years ended December 31, 2003, 2002 and 2001. Our estimate is based on actual volume and rate data through the first part of the month then extrapolated to the end of the month, adjusted according for any known or expected changes.

  Crude Oil Imbalances

     In the course of providing crude oil handling services for customers, we may receive quantities of crude oil that differ from the quantities committed to be delivered. These transactions result in imbalances that are settled in kind the following month. We value our imbalances based on the weighted average acquisition price of produced barrels for the current month. Our imbalance receivables and imbalance payables are classified on our balance sheet as accounts receivable and accounts payable as follows on December 31 (in thousands):

                                                               2003     2002
                                                              ------   ------
Imbalance Receivables
  Trade.....................................................  $  742   $2,123
  Affiliates................................................  $  263   $  564
Imbalance Payables
  Trade.....................................................  $2,066   $3,841
  Affiliates................................................  $  340   $3,927

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

  Accounting for Hedging Activities

     We apply the provisions issued in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to account for price risk management activities. This statement requires us to measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with the corresponding offset to income or other comprehensive income depending on their designation, their intended

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

use, or their ability to qualify as hedges under the standard. In addition, we account for contracts entered into or modified after June 30, 2003, by applying the provisions of SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133 to incorporate several interpretations of the Derivatives Implementation Group
(DIG), and also makes several minor modifications to the definition of a derivative as it was defined in SFAS No. 133. There was no initial financial statement impact of adopting this standard, although the FASB and DIG continue to deliberate on the application of the standard to certain derivative contracts, which may impact our financial statements in the future.

     In January 2002, we entered into a two-year interest rate swap agreement with Credit Lyonnais to fix the variable LIBOR based interest rate on $75 million of our variable rate revolving credit facility at 3.49% through January 2004. Prior to April 2003, under our credit facility, we paid an additional 1.50% over the LIBOR rate resulting in an effective interest rate of 4.99% on the hedged notional amount. Beginning in April 2003, the additional interest we pay over LIBOR was reduced to 1.25% as a result of a decrease in our leverage ratio, resulting in an effective fixed interest rate of 4.74% on the hedged notional amount. Our interest rate swap expired on January 9, 2004. Collateral was not required and we do not anticipate non-performance by the counterparty.

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

  Business Combinations

     We apply the provisions of SFAS No. 141, Business Combinations to account for business combinations. This statement requires that all transactions that fit the definition of a business combination be accounted for using the purchase method. This statement also established specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary item.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

  Accounting for Asset Retirement Obligations

     We apply the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations to account for asset retirement obligations. This statement requires companies to record a liability for the estimated retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. Capitalized retirement and removal costs will be depreciated over the useful life of the related asset. As provided for by the provisions of SFAS No. 143, we adopted this standard on January 1, 2003 and our adoption of this statement did not have a material effect on our financial position or results of operations.

  Reporting Gains and Losses from the Early Extinguishment of Debt

     We apply the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections to account for gains and losses from the early extinguishment of debt. Accordingly, we now evaluate the nature of any debt extinguishments to determine whether to report any gain or loss resulting from the early extinguishment of debt as an extraordinary item or as income from continuing operations.

  Accounting for Costs Associated with Exit or Disposal Activities

     We apply the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities to account for costs associated with exit or disposal activities. This statement impacts any exit or disposal activities that we initiate after January 1, 2003 and we now recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. As provided for by the provisions of SFAS No. 143, we adopted this standard on January 1, 2003 and our adoption of this pronouncement did not have an effect on our financial position or results of operations.

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

  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

     We apply the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity to account for financial instruments with characteristics of both liabilities and equity. This statement provides guidance on the classification of financial instruments, as equity, as liabilities, or as both liabilities and equity. In accordance with the provisions of SFAS No. 150, we adopted this standard on July 1, 2003, and our adoption had no material impact on our financial statements.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

NOTE 2 -- PROPERTY, PLANT AND EQUIPMENT

     Our property, plant and equipment consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Pipeline and equipment, at cost.............................  $265,496   $264,903
Construction work in progress...............................     9,363        942
                                                              --------   --------
                                                               274,859    265,845
Less accumulated depreciation...............................   (59,664)   (51,348)
                                                              --------   --------
Total property, plant and equipment, net....................  $215,195   $214,497
                                                              ========   ========

     During 2003, we capitalized interest costs of $6,500 into property, plant and equipment. During 2002, we did not capitalize interest costs into property, plant and equipment.

NOTE 3 -- LONG-TERM DEBT

     As of December 31, 2003 and 2002, we had $123 million and $148 million outstanding under our $185 million revolving credit facility that matures in April 2004 with the full unused amount available. The average variable floating interest rate was 2.5% and 3.4% at December 31, 2003 and 2002. We pay a variable commitment fee on the unused portion of the credit facility. The fair value of our revolving credit facility with variable interest rates approximates its carrying value because of the market based nature of our debt's interest rates.

     In January 2004, we amended our credit agreement and decreased the availability to $170 million. The amended facility matures in January 2008. The outstanding balance from the previous facility was transferred to the new facility.

     Under our amended credit facility, our interest rate is LIBOR plus 2.00% for Eurodollar loans and a variable base rate equal to the greater of the prime rate or 0.50% plus the federal funds rate (as those terms are defined in our credit agreement) plus 1.00% for Base Rate loans as defined in our credit agreement. Our interest rates will decrease by 0.25% if our leverage ratio declines to 3.00 to 1.00 or less, by 50% if our leverage ratio declines to 2.00 to 1.00 or less, or by 0.625% if our leverage ratio declines to 1.00 to 1.00 or less. Additionally, we pay commitment fees on the unused portion of the credit facility at rates that vary from 0.25% to 0.375%. This credit agreement requires us to maintain a debt service reserve equal to two times the previous quarters' interest.

     Our revolving credit facility contains covenants such as restrictions on debt levels, restrictions on liens collateralizing debt and guarantees, restrictions on mergers and on the sales of assets and dividend restrictions. A breach of any of these covenants could result in acceleration of our debt and other financial obligations.

     Under our $170 million revolving credit facility, the financial debt covenants are:

     (a) we must maintain consolidated tangible net worth in an amount not less than $75 million plus 100% of the net cash proceeds from our issuance of equity securities of any kind;

     (b) the ratio of earnings before interest, income taxes, depreciation and amortization (EBITDA), as defined in our credit facility, to interest expense paid or accrued during the four quarters ending on the last day of the current quarter must be at least 2.50 to 1.00; and

     (c) the ratio of our total indebtedness to earnings before interest, income taxes, depreciation and amortization (EBITDA), as defined in our credit facility, for the four quarters ending on the last

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

          day of the current quarter shall not exceed 4.50 to 1.00 in 2004, 3.50 to 1.00 in 2005 and 3.00 to 1.00 thereafter.

     We are in compliance with the above covenants as of the date of this report.

     We use interest rate swaps to limit our exposure to fluctuations in interest rates. These interest rate swaps are accounted for in accordance with SFAS No. 133. In January 2004, the two-year interest rate swap to fix the variable LIBOR based interest rate on $75 million of our revolving facility at 3.49% expired. As of December 31, 2002, the fair value of our interest rate swap was a liability of $1.4 million resulting in accumulated other comprehensive loss of $1.4 million. At December 31, 2003, the fair value of the swap was approximately zero as the swap expired January 9, 2004. The balance in accumulated other comprehensive income was also approximately zero. Additionally, we have recognized in income a realized loss of $1.7 million and $1.2 million for the years ended December 31, 2003 and 2002, as interest expense.

NOTE 4 -- MAJOR CUSTOMERS

     The percentage of our crude oil handling revenues from major customers were as follows:

                                                                FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2003          2002
                                                              ----------    ----------
                                                              % OF TOTAL    % OF TOTAL
                                                               REVENUES      REVENUES
                                                              ----------    ----------
Chevron Texaco Corporation..................................     22%            9%
Marathon Oil Company(1).....................................     18%           24%
Shell Trading formerly Equiva Trading Company(1)............     13%            9%
British-Borneo USA, Inc. ...................................      9%           10%
El Paso Production(1).......................................      3%           10%

---------------

(1) Represents affiliated companies.

NOTE 5 -- RELATED PARTY TRANSACTIONS

     We derive a portion of our revenues from our members and their affiliated companies. We generated approximately $15.0 million, $25.6 million and $28.4 million in affiliated revenue. In addition, we paid Manta Ray Gathering Company, L.L.C., a subsidiary of GulfTerra Energy Partners, approximately $2.4 million in 2003 and $2.1 million in 2002 and 2001 for management, administrative and general overhead. During 2000, we were charged and paid Shell, the then operator, an additional management fee of approximately $1.7 million associated with the repair of our ruptured pipeline. Our other members disputed this additional charge and we were subsequently reimbursed $1.6 million in 2001.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

  Legal

     In the normal course of business, we are involved in various legal actions arising from our operations. In the opinion of management, the outcome of these legal actions will not have a significant adverse effect on our financial position or results of operations.

                     POSEIDON OIL PIPELINE COMPANY, L.L.C.

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

  Other

     We are subject to regulation under the Outer Continental Shelf Lands Act, which calls for nondiscriminatory transportation on pipelines operating in the outer continental shelf region of the Gulf of Mexico, and regulation under the Hazardous Liquid Pipeline Safety Act. Operations in offshore federal waters are regulated by the United States Department of the Interior.

     In February 1998, we entered into an oil purchase and sale agreement with Pennzoil Exploration and Production (Pennzoil). The agreement provides that if Pennzoil delivers at least 7.5 million barrels by September 2003, we will refund $0.51 per barrel for all barrels delivered plus interest at 8 percent. At September 30, 2003, the barrels delivered were less than the 7.5 million barrels requirement and we believe that we have no obligation under this agreement. Also, in December 2001, we reversed our previous accrual for revenue refund of $1.7 million and recorded it as a component of crude oil handling revenue in our 2001 statement of income.

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

                        GULFTERRA ENERGY PARTNERS, L.P.

                                  EXHIBIT LIST
                               DECEMBER 31, 2003

     Each exhibit identified below is filed as a part of this Annual Report. Exhibits included in our annual report on Form 10-K are designated by an asterisk; exhibits in this filing are designated by two asterisks; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, GulfTerra Energy Partners, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2004.

                                    GULFTERRA ENERGY PARTNERS, L.P.

                                    By:        /s/ ROBERT G. PHILLIPS
                                       -----------------------------------------
                                                  Robert G. Phillips
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of GulfTerra Energy Partners, L.P. and in the capacities and on the dates indicated:

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

               /s/ ROBERT G. PHILLIPS                  Chief Executive Officer and      March 30, 2004
-----------------------------------------------------    Chairman of the Board and
                 Robert G. Phillips                      Director
                                                         (Principal Executive Officer)

                 /s/ JAMES H. LYTAL                    President and Director           March 30, 2004
-----------------------------------------------------
                   James H. Lytal

                /s/ WILLIAM G. MANIAS                  Chief Financial Officer and      March 30, 2004
-----------------------------------------------------    Vice President
                  William G. Manias                      (Principal Financial Officer)

                 /s/ KATHY A. WELCH                    Vice President and Controller    March 30, 2004
-----------------------------------------------------    (Principal Accounting
                   Kathy A. Welch                        Officer)

                /s/ MICHAEL B. BRACY                   Director                         March 30, 2004
-----------------------------------------------------
                  Michael B. Bracy

                /s/ H. DOUGLAS CHURCH                  Director                         March 30, 2004
-----------------------------------------------------
                  H. Douglas Church

               /s/ KENNETH L. SMALLEY                  Director                         March 30, 2004
-----------------------------------------------------
                 Kenneth L. Smalley

                  /s/ W. MATT RALLS                    Director                         March 30, 2004
-----------------------------------------------------
                    W. Matt Ralls

                        GULFTERRA ENERGY PARTNERS, L.P.

                               INDEX TO EXHIBITS
                               DECEMBER 31, 2003

     Each exhibit identified below is filed as a part of this Annual Report. Exhibits included in our annual report on Form 10-K are designated by an asterisk; exhibits in this filing are designated by two asterisks; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          2.A            -- Merger Agreement, dated as of December 15, 2003, by and among GulfTerra Energy Partners, L.P., GulfTerra Energy
                            Company, L.L.C., Enterprise Products Partners, L.P.,
                            Enterprise Products GP, LLC and Enterprise Products
                            Management LLC. (Exhibit 2.1 to our Current Report on
                            Form 8-K filed December 15, 2003).
          3.A            -- Amended and Restated Certificate of Limited Partnership
                            dated February 14, 2002; Amendment dated April 30, 2003
                            (Exhibit 3.A.1 to our 2003 First Quarter Form 10-Q);
                            Amendment 2 dated July 25, 2003 (Exhibit 3.A.1 to our
                            2003 Second Quarter Form 10-Q).
          3.A.1          -- Conformed Certificate of Limited Partnership (Exhibit
                            3.A.1 to our 2003 Third Quarter Form 10-Q).
          3.B            -- Second Amended and Restated Agreement of Limited
                            Partnership effective as of August 31, 2000 (Exhibit 3.B
                            to our Current Report on Form 8-K dated March 6, 2001);
                            First Amendment dated November 27, 2002 (Exhibit 3.B.1 to
                            our Current Report on Form 8-K dated December 11, 2002);
                            Second Amendment dated May 5, 2003 (Exhibit 3.B.2 to our
                            Current Report on Form 8-K dated May 13, 2003); Third
                            Amendment dated May 16, 2003 (Exhibit 3.B.3 to our
                            Current Report on Form 8-K dated May 16, 2003); Fourth
                            Amendment dated July 23, 2003 (Exhibit 3.B.1 to our 2003
                            Second Quarter Form 10-Q); Fifth Amendment dated August
                            21, 2003 (Exhibit 3.B.1 to our Current Report on Form 8-K
                            dated October 10, 2003).
          3.B.1          -- Conformed Partnership Agreement (Exhibit 3.B.2 to our
                            Current Report on Form 8-K dated October 10, 2003).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          4.D            -- Indenture dated as of May 27, 1999 among GulfTerra Energy
                            Partners, L.P., GulfTerra Energy Finance Corporation, the
                            Subsidiary Guarantors and Chase Bank of Texas, as Trustee
                            (Exhibit 4.1 to our Registration Statement on Form S-4,
                            filed on June 24, 1999, File Nos. 333-81143 through
                            333-81143-17); First Supplemental Indenture dated as of
                            June 30, 1999 (Exhibit 4.2 to our Amendment No. 1 to
                            Registration Statement on Form S-4, filed August 27, 1999
                            File Nos. 333-81143 through 333-81143-17); Second
                            Supplemental Indenture dated as of July 27, 1999 (Exhibit
                            4.3 to our Amendment No. 1 to Registration Statement on
                            Form S-4, filed August 27, 1999, File Nos. 333-81143
                            through 333-81143-17); Third Supplemental Indenture dated
                            as of March 21, 2000, to the Indenture dated as of May
                            27, 1999, (Exhibit 4.7.1 to our 2000 Second Quarter Form
                            10-Q); Fourth Supplemental Indenture dated as of July 11,
                            2000 (Exhibit 4.2.1 to our 2001 Third Quarter Form 10-Q);
                            Fifth Supplemental Indenture dated as of August 30, 2000
                            (Exhibit 4.2.2 to our 2001 Third Quarter Form 10-Q);
                            Sixth Supplemental Indenture dated as of April 18, 2002
                            (Exhibit 4.D.1 to our 2002 First Quarter Form 10-Q);
                            Seventh Supplemental Indenture dated as of April 18, 2002
                            (Exhibit 4.D.2 to our 2002 First Quarter Form 10-Q);
                            Eighth Supplemental Indenture dated as of October 10,
                            2002 (Exhibit 4.D.3 to our 2002 Third Quarter Form 10-Q);
                            Ninth Supplemental Indenture dated as of November 27,
                            2002 (Exhibit 4.D.1 to our Current Report on Form 8-K
                            dated March 19, 2003); Tenth Supplemental Indenture dated
                            as of January 1, 2003 (Exhibit 4.D.2 to our Current
                            Report on Form 8-K dated March 19, 2003); Eleventh
                            Supplemental Indenture dated as of June 20, 2003 (Exhibit
                            4.D.1 to our 2003 Second Quarter Form 10-Q.
          4.E            -- Indenture dated as of May 17, 2001 among GulfTerra Energy
                            Partners, L.P., GulfTerra Energy Finance Corporation, the
                            Subsidiary Guarantors named therein and the Chase
                            Manhattan Bank, as Trustee (Exhibit 4.1 to our
                            Registration Statement on Form S-4 filed June 25, 2001,
                            Registration Nos. 333-63800 through 333-63800-20); First
                            Supplemental Indenture dated as of April 18, 2002
                            (Exhibit 4.E.1 to our 2002 First Quarter Form 10-Q),
                            Second Supplemental Indenture dated as of April 18, 2002
                            (Exhibit 4.E.2 to our 2002 First Quarter Form 10-Q);
                            Third Supplemental Indenture dated as of October 10, 2002
                            (Exhibit 4.E.3 to our 2002 Third Quarter Form 10-Q);
                            Fourth Supplemental Indenture dated as of November 27,
                            2002 (Exhibit 4.E.1 to our Current Report on Form 8-K
                            dated March 19, 2003); Fifth Supplemental Indenture dated
                            as of January 1, 2003 (Exhibit 4.E.2 to our Current
                            Report on Form 8-K dated March 19, 2003); Sixth
                            Supplemental Indenture dated as of June 20, 2003 (Exhibit
                            4.E.1 to our 2003 Second Quarter Form 10-Q).
          4.G            -- Registration Rights Agreement by and between El Paso
                            Corporation and GulfTerra Energy Partners, L.P. dated as
                            of November 27, 2002 (Exhibit 4.G to our Current Report
                            on Form 8-K dated December 11, 2002).
          4.I            -- Indenture dated as of November 27, 2002 by and among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors named therein and
                            JPMorgan Chase Bank, as Trustee (Exhibit 4.I to our
                            Current Report on Form 8-K dated December 11, 2002);
                            First Supplemental Indenture dated as of January 1, 2003
                            (Exhibit 4.I.1 to our Current Report on Form 8-K dated
                            March 19, 2003); Second Supplemental Indenture dated as
                            of June 20, 2003 (Exhibit 4.I.1 to our 2003 Second
                            Quarter Form 10-Q).
          4.K            -- Indenture dated as of March 24, 2003 by and among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors named therein and
                            JPMorgan Chase Bank, as Trustee dated as of March 24,
                            2003 (Exhibit 4.K to our Quarterly Report on Form 10-Q
                            dated May 15, 2003), First Supplemental Indenture dated
                            as of June 30, 2003 (Exhibit 4.K.1 to our 2003 Second
                            Quarter Form 10-Q).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          4.L            -- Indenture dated as of July 3, 2003, by and among
                            GulfTerra Energy Partners, L.P., GulfTerra Energy Finance
                            Corporation, the Subsidiary Guarantors named therein and
                            Wells Fargo Bank, National Association, as Trustee
                            (Exhibit 4.L to our 2003 Second Quarter Form 10-Q).
          4.M            -- Unitholder Agreement dated May 16, 2003 by and between
                            GulfTerra Energy Partners, L.P. and Fletcher
                            International, Inc. (Exhibit 4.L to our Current Report on
                            Form 8-K filed May 19, 2003.
          4.N            -- Exchange and Registration Rights Agreement by and among
                            GulfTerra Energy Company, L.L.C., GulfTerra Energy
                            Partners, L.P. and Goldman Sachs & Co. dated as of
                            October 2, 2003 (Exhibit 10.U to our Current Report on
                            Form 8-K dated October 10, 2003).
         10.A            -- General and Administrative Services Agreement dated May
                            5, 2003 by and among DeepTech International Inc.,
                            GulfTerra Energy Company, L.L.C. and El Paso Field
                            Services, L.P. (Exhibit 10.A to our Current Report on
                            Form 8-K dated May 14, 2003).
         10.L+           -- 1998 Common Unit Plan for Non-Employee Directors
                            (formerly 1998 Unit Option Plan for Non-Employee
                            Directors) Amended and Restated effective as of April 18,
                            2001 (Exhibit 10.1 to our 2001 Second Quarter Form 10-Q);
                            Amendment No. 1 dated as of May 15, 2003 (Exhibit 10.L.1
                            to our 2003 Second Quarter Form 10-Q).
         10.M+           -- 1998 Omnibus Compensation Plan, Amended and Restated,
                            effective as of January 1, 1999 (Exhibit 10.9 to our 1998
                            Form 10-K); Amendment No. 1 dated as of December 1, 1999
                            (Exhibit 10.8.1 to our 2000 Second Quarter Form 10-Q);
                            Amendment No. 2 dated as of May 15, 2003 (Exhibit 10.M.1
                            to our 2003 Second Quarter Form 10-Q).
         10.N            -- Seventh Amended and Restated Credit Agreement dated
                            September 26, 2003 among GulfTerra Energy Partners, L.P.,
                            GulfTerra Energy Finance Corporation, as co-borrowers,
                            JPMorgan Chase Bank, as administrative agent, and the
                            other lenders party thereto (Exhibit 10.B to our Current
                            Report on Form 8-K dated October 10, 2003); First
                            Amendment dated as of December 1, 2003 (filed as Exhibit
                            10.B to our Current Report on Form 8-K filed December 12,
                            2003); Term Loan Addendum For Series B-1 Additional Term
                            Loans dated as of December 10, 2003 (filed as Exhibit
                            10.B to our Current Report on Form 8-K filed December 12,
                            2003).
         10.O            -- Participation Agreement and Assignment relating to
                            Cameron Highway Oil Pipeline Company dated as of July 10,
                            2003 among Valero Energy Corporation, GulfTerra Energy
                            Partners, L.P., Cameron Highway Pipeline I, L.P. and
                            Manta Ray Gathering Company, L.L.C. (Exhibit 10.0 to our
                            2003 Third Quarter Form 10-Q).
         10.T            -- Purchase and Sale Agreement by and between GulfTerra
                            Energy Partners, L.P. and Goldman Sachs & Co. dated as of
                            October 2, 2003 (Exhibit 10.T to our Current Report on
                            Form 8-K dated October 10, 2003).
         10.W            -- Redemption and Resolution Agreement by and among El Paso
                            Corporation, GulfTerra Energy Partners, L.P. and El Paso
                            New Chaco Holding, L.P. dated as of October 2, 2003
                            (Exhibit 10.W to our Current Report on Form 8-K dated
                            October 10, 2003).
        *21.A            -- Subsidiaries of GulfTerra Partners, L.P.
       **23.A            -- Consent of Independent Accountants.
        *23.B            -- Consent of Independent Petroleum Engineers.
       **31.A            -- Certification of Chief Executive Officer, pursuant to 18
                            U.S.C. Section 1350, as adopted pursuant to Section 302
                            of the Sarbanes-Oxley Act of 2002.
       **31.B            -- Certification of Chief Financial Officer, pursuant to 18
                            U.S.C. Section 1350, as adopted pursuant to Section 302
                            of the Sarbanes-Oxley Act of 2002.

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
       **32.A            -- Certification of Chief Executive Officer, pursuant to 18
                            U.S.C. Section 1350, as adopted pursuant to Section 906
                            of the Sarbanes-Oxley Act of 2002.
       **32.B            -- Certification of Chief Financial Officer, pursuant to 18
                            U.S.C. Section 1350, as adopted pursuant to Section 906
                            of the Sarbanes-Oxley Act of 2002.
        *99.A            -- Audit and Conflicts Committee Charter, dated February 26,
                            2004.